Form 10-Q
period 2016-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2016-05-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

YES  ☐            NO   ☒

Shares of common stock outstanding at May 2, 2016: 32,435,303

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2016

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$289,733	$132,631
Short-term investments	95,497	108,305
Total cash, cash equivalents and short-term investments	385,230	240,936
Trade accounts receivable:
Billed, net of allowance of $3,647 and $3,600	181,650	178,854
Unbilled	39,236	41,110
Income taxes receivable	4,314	4,038
Other current assets	28,944	35,153
Total current assets	639,374	500,091
Non-current assets:
Property and equipment, net of depreciation of $116,038 and $112,282	34,290	35,992
Software, net of amortization of $97,171 and $95,094	33,213	35,095
Goodwill	216,911	219,724
Client contracts, net of amortization of $90,402 and $87,890	37,516	39,738
Deferred income taxes	12,470	17,462
Other assets	14,646	14,629
Total non-current assets	349,046	362,640
Total assets	$988,420	$862,731
LIABILITIES, CURRENT PORTION OF LONG-TERM DEBT CONVERSION OBLIGATION AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized discounts of $5,020 and $8,632	$114,355	$148,868
Client deposits	33,498	33,694
Trade accounts payable	28,938	43,392
Accrued employee compensation	43,479	59,607
Deferred revenue	46,930	41,907
Income taxes payable	7,407	8,962
Other current liabilities	18,984	22,980
Total current liabilities	293,591	359,410
Non-current liabilities:
Long-term debt, net of unamortized discounts of $26,464 and $4,738	334,786	130,262
Deferred revenue	9,045	9,828
Income taxes payable	4,009	4,413
Deferred income taxes	4,036	182
Other non-current liabilities	12,166	12,791
Total non-current liabilities	364,042	157,476
Total liabilities	657,633	516,886
Current portion of long-term debt conversion obligation	107,604	-
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,447 and 32,555 shares outstanding	673	672
Common stock warrants; 2,851 and 2,851 warrants issued and outstanding	7,310	7,310
Additional paid-in capital	374,689	503,254
Treasury stock, at cost, 34,865 and 34,601 shares	(823,963)	(814,437)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	814	(97)
Cumulative foreign currency translation adjustments	(27,390)	(26,288)
Accumulated earnings	691,050	675,431
Total stockholders' equity	223,183	345,845
Total liabilities, current portion of long-term debt conversion obligation and stockholders' equity	$988,420	$862,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2016	March 31, 2015
Revenues:
Cloud and related solutions	$149,814	$143,833
Software and services	19,178	22,633
Maintenance	17,234	19,165
Total revenues	186,226	185,631
Cost of revenues (exclusive of depreciation, shown separately below):
Cloud and related solutions	66,233	69,260
Software and services	13,366	21,109
Maintenance	9,884	9,897
Total cost of revenues	89,483	100,266
Other operating expenses:
Research and development	23,626	25,729
Selling, general and administrative	34,051	33,442
Depreciation	3,516	3,695
Restructuring and reorganization charges	(5,741)	606
Total operating expenses	144,935	163,738
Operating income	41,291	21,893
Other income (expense):
Interest expense	(3,005)	(3,368)
Amortization of original issue discount	(1,658)	(1,516)
Interest and investment income, net	468	167
Loss on repurchase of convertible notes	(3,211)	-
Other, net	(791)	(465)
Total other	(8,197)	(5,182)
Income before income taxes	33,094	16,711
Income tax provision	(11,590)	(7,353)
Net income	$21,504	$9,358

Weighted-average shares outstanding:
Basic	30,762	31,542
Diluted	33,672	33,340

Earnings per common share:
Basic	$0.70	$0.30
Diluted	0.64	0.28

Cash dividends declared per common share:	$0.19	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2016	March 31, 2015
Net income	$21,504	$9,358
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,102)	(9,535)
Unrealized holding gains on short-term investments arising during period	911	3
Other comprehensive loss, net of tax	(191)	(9,532)
Total comprehensive income (loss), net of tax	$21,313	$(174)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$21,504	$9,358
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,516	3,695
Amortization	6,415	8,217
Amortization of original issue discount	1,658	1,516
Loss on short-term investments and other	11	91
Loss on repurchase of convertible notes	3,211	-
Gain on disposition of business operations	(6,614)	-
Deferred income taxes	3,923	23
Excess tax benefit of stock-based compensation awards	(3,375)	(1,796)
Stock-based compensation	6,506	5,089
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	35	(986)
Other current and non-current assets	1,597	(1,093)
Income taxes payable/receivable	992	3,338
Trade accounts payable and accrued liabilities	(32,490)	(16,140)
Deferred revenue	3,785	7,624
Net cash provided by operating activities	10,674	18,936

Cash flows from investing activities:
Purchases of property and equipment	(5,262)	(6,695)
Purchases of short-term investments	(14,100)	(10,085)
Proceeds from sale/maturity of short-term investments	30,067	49,470
Acquisition of and investments in client contracts	(1,520)	(1,223)
Proceeds from the disposition of business operations	8,850	-
Net cash provided by investing activities	18,035	31,467

Cash flows from financing activities:
Proceeds from issuance of common stock	356	396
Payment of cash dividends	(6,529)	(5,842)
Repurchase of common stock	(18,990)	(62,753)
Payments on acquired asset financing	-	(829)
Proceeds from long-term debt	230,000	150,000
Payments on long-term debt	(1,875)	(121,875)
Repurchase of convertible notes	(72,619)	-
Payments of deferred financing costs	(6,655)	(2,692)
Excess tax benefit of stock-based compensation awards	3,375	1,796
Net cash provided by (used in) financing activities	127,063	(41,799)
Effect of exchange rate fluctuations on cash	1,330	(1,039)

Net increase in cash and cash equivalents	157,102	7,565

Cash and cash equivalents, beginning of period	132,631	81,712
Cash and cash equivalents, end of period	$289,733	$89,277

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$3,339	$3,441
Income taxes	6,680	3,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the quarters ended March 31, 2016 and 2015, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2016 are not necessarily indicative of the expected results for the entire year ending December 31, 2016.

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

Reclassifications.  Certain December 31, 2015 amounts have been reclassified to conform to the March 31, 2016 presentation, which are discussed further in the Accounting Pronouncements Adopted section below.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2016 and December 31, 2015, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2016 and December 31, 2015, we had $4.6 million and $5.0 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2016 and December 31, 2015 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2016 and December 31, 2015 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of March 31, 2016 and December 31, 2015 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the first quarters of 2016 and 2015 were $30.1 million and $49.5 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$79,156	$—	$79,156	$35,730	$—	$35,730
Commercial paper	—	—	—	—	63,890	63,890
Short-term investments:
Corporate debt securities	—	56,623	56,623	—	31,253	31,253
Corporate equity securities	3,024	—	3,024	—	—	—
Municipal bonds	—	2,763	2,763	—	2,763	2,763
U.S. government agency bonds	—	23,245	23,245	—	16,201	16,201
Asset-backed securities	—	9,841	9,841	—	11,443	11,443
Total	$82,180	$92,472	$174,652	$35,730	$125,550	$161,280

Valuation inputs used to measure the fair values of our money market funds and corporate equity securities were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit agreement (carrying value including current maturities)	$140,625	$140,625	$142,500	$142,500
2010 Convertible debt (par value)	110,000	218,878	150,000	237,900
2016 Convertible debt (par value)	230,000	246,100	—	—

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note 4 for additional discussion regarding our convertible debt.

Accounting Pronouncements Adopted.  In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30).  This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective in fiscal years beginning after December 15, 2015 and must be applied retrospectively.  We adopted this ASU retrospectively on January 1, 2016, which resulted in the reclassification of $5.4 million of debt issuance costs from other assets to long-term debt on our December 31, 2015 Balance Sheet.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), requiring that all deferred tax liabilities and assets be classified as noncurrent.  Prior guidance required us to record deferred tax balances as either current or non-current in accordance with the classification of the underlying attributes. This ASU is effective in fiscal years beginning after December 15, 2016, with early adoption permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We adopted this ASU retrospectively on January 1, 2016, which resulted in a decrease of $18.1 million in current deferred income tax assets, an increase in non-current deferred income tax assets of $9.1 million and a decrease in non-current deferred income tax liabilities of $9.0 million on our December 31, 2015 Balance Sheet.

Accounting Pronouncement Issued But Not Yet Effective. The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is a single comprehensive model which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date which defers the effective date of ASU 2014-09 for one year.  The updated accounting guidance is now effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted.  An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard. We are currently in the process of evaluating the impact that this new guidance will have on our Financial Statements and our method of adoption.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The methods of adoption for this ASU vary by amendment. We are currently in the process of evaluating the impact that this new guidance will have on our Financial Statements.

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the quarter ended March 31, 2016, were as follows (in thousands):

January 1, 2016 balance	$219,724
Adjustments related to prior acquisitions	(15)
Effects of changes in foreign currency exchange rates	(2,798)
March 31, 2016 balance	$216,911

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2016 and December 31, 2015, the carrying values of these assets were as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Client contracts	$127,918	$(90,402)	$37,516	$127,628	$(87,890)	$39,738
Software	130,384	(97,171)	33,213	130,189	(95,094)	35,095
Total	$258,302	$(187,573)	$70,729	$257,817	$(182,984)	$74,833

The total amortization expense related to intangible assets for the first quarters of 2016 and 2015 were $5.9 million and $6.9 million, respectively. Based on the March 31, 2016 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2016 – $22.5 million; 2017 – $17.2 million; 2018 – $13.9 million; 2019 – $9.9 million; and 2020 – $5.6 million.

4. DEBT

Our long-term debt, as of March 31, 2016 and December 31, 2015, was as follows (in thousands):

	March 31, 2016	December 31, 2015
Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 2.38% at March 31, 2016)	$140,625	$142,500
Less - deferred financing costs	(4,424)	(4,738)
Term loan, net of unamortized discounts	136,201	137,762
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	—
Less – unamortized original issue discount	(15,802)	—
Less – deferred financing costs	(6,238)	—
2016 Convertible Notes, net of unamortized discounts	207,960	—
2010 Convertible Notes – Senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%	110,000	150,000
Less – unamortized original issue discount	(4,609)	(7,923)
Less – deferred financing costs	(411)	(709)
2010 Convertible Notes, net of unamortized discounts	104,980	141,368
Total debt, net of unamortized discounts	449,141	279,130
Current portion of long-term debt, net of unamortized discounts	(114,355)	(148,868)
Long-term debt, net of unamortized discounts	$334,786	$130,262

Credit Agreement.

During the three months ended March 31, 2016, we made $1.9 million of principal repayments on our 2015 Term Loan. As of March 31, 2016, our interest rate on the 2015 Term Loan is 2.38% (adjusted LIBOR plus 1.75% per annum), effective through June 30, 2016, and our commitment fee on the unused 2015 Revolver is 0.25%.  As of March 31, 2016, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.

Convertible Notes.

2016 Convertible Notes.  In March 2016, we completed an offering of $230 million of 4.25% senior convertible notes due March 15, 2036 (the “2016 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2016 Convertible Notes are unsecured obligations and will pay 4.25% annual cash interest, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2016.

The 2016 Convertible Notes will be convertible at the option of the note holders upon the satisfaction of specified conditions and during certain periods. During the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 and on or after December 15, 2035, holders may convert all or any portion of their 2016 Convertible Notes at the conversion rate then in effect at any time regardless of these conditions. The 2016 Convertible Notes will be convertible at an initial conversion rate of 17.4642 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.26 per share of our common stock. We will settle conversions of the 2016 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election. It is our current intent and policy to settle our conversion obligations as follows:  (i) pay cash for 100% of the par value of the 2016 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or a combination thereof.

Holders may require CSG to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 15, 2026, and March 15, 2031, or upon the occurrence of a fundamental change (as defined in the Indenture) in each case at a purchase price equal to the principal amount thereof plus accrued and unpaid interest.

We may not redeem the 2016 Convertible Notes prior to March 20, 2020. On or after March 20, 2020, we may redeem for cash all or part of the 2016 Convertible Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which CSG provides notice of redemption. On or after March 15, 2022, we may redeem for cash all or part of the 2016 Convertible Notes regardless of the sales price condition described in the preceding sentence. In each case, the redemption price will equal the principal amount of the 2016 Convertible Notes to be redeemed, plus accrued and unpaid interest.

The Indenture related to the 2016 Convertible Notes (“Notes Indenture”) includes customary terms and covenants, including certain events of default after which the 2016 Convertible Notes may be due and payable immediately. The Notes Indenture contains customary affirmative covenants, including compliance with terms of certain other indebtedness of the Company over a defined threshold amount.

The net proceeds from the sale of the 2016 Convertible Notes were approximately $223 million after deducting the initial purchasers’ discount and estimated offering expenses payable by us. We used a portion of the net proceeds from the offering of the 2016 Convertible Notes to repurchase approximately $106 million aggregate principal amount of our 2010 Convertible Notes for approximately $199 million (see additional discussion in 2010 Convertible Notes below). The remainder of the net proceeds will be used for general corporate purposes, which may include additional repurchases of outstanding 2010 Convertible Notes.

The original issue discount (“OID”) related to the 2016 Convertible Notes of $15.9 million, as a result of an effective interest rate of the liability component of 5.63% compared to the cash interest rate of 4.25%, is being amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes can be put back to us by the holders.

2010 Convertible Notes.

On March 15, 2016, following completion of the sale of the 2016 Convertible Notes, we repurchased $40 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of approximately $73 million and recognized a loss on the repurchase of $3.2 million including the write-off of unamortized deferred financing costs and OID. As of March 31, 2016, the principal outstanding on the 2010 Convertible Notes is $110 million.

As the result of our declaring a cash dividend in February 2016 (see Note 8), the previous conversion rate for the 2010 Convertible Notes of 43.5933 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $22.94 per share of our common stock) has been adjusted to 43.8047 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $22.83 per share of our common stock).

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for at least 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  As of December 16, 2015, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to be converted at the holder’s option during the quarter beginning January 1, 2016 and ending March 31, 2016.  In addition, as of March 16, 2016, the closing price of our common stock exceeded the 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to continue to be convertible at the holder’s option through the quarter ending June 30, 2016.  Accordingly, as of March 31, 2016, we classified the $110 million principal amount of the 2010 Convertible Notes as a current liability and reclassified the difference between the principal amount payable in cash upon conversion and the total settlement value of the 2010 Convertible Notes, or the intrinsic value of the conversion obligation, of approximately $108 million from stockholders’ equity to current portion of long-term debt conversion obligation on our Balance Sheet.

On April 8, 2016, we repurchased approximately $66 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of approximately $126 million. We will recognize a loss on the repurchase in the second quarter of 2016 of $5.1 million including the write-off of unamortized deferred financing costs and OID.  After this repurchase, the principal outstanding on the 2010 Convertible Notes is approximately $44 million.

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

5.  RESTRUCTURING AND REORGANIZATION CHARGES

During the first quarters of 2016 and 2015, we recorded restructuring and reorganization charges of ($5.7) million and $0.6 million, respectively.

In September 2015 we entered into an agreement (the “Agreement”) with certain former management personnel for the sale of our cyber-security business marketed under the Invotas brand.  In February 2016, this business was acquired by a third-party.  Based on the terms of the Agreement, we received additional consideration contingent upon a liquidation event, as defined in the Agreement.  This resulted in an additional gain on the sale of approximately $6.6 million in the first quarter of 2016, which reduces restructuring and reorganization charges.

6. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2016, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2016. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any material pending or threatened legal proceedings.

7. EARNINGS PER COMMON SHARE

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31,
	2016	2015
Basic weighted-average common shares	30,762	31,542
Dilutive effect of restricted common stock	732	658
Dilutive effect of 2010 Convertible Notes	1,900	1,093
Dilutive effect of Stock Warrants	278	47
Diluted weighted-average common shares	33,672	33,340

The Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 4).

The Stock Warrants have a dilutive effect only in those quarterly periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method), and are not subject to performance vesting conditions (see Note 8).

Potentially dilutive common shares related to non-participating unvested restricted stock excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarters of 2016 and 2015 we repurchased 0.3 million shares of our common stock for $9.5 million (weighted-average price of $36.07 per share) and 0.3 million shares of our common stock for $7.0 million (weighted-average price of $27.06 per share), respectively, under a SEC Rule 10b5-1 Plan.

In March 2015, we entered into an accelerated share repurchase transaction agreement (the “ASR Agreement”) with a counterparty to repurchase $50 million of our common stock. We paid $50 million to the counterparty and received an initial delivery of 1.3 million shares of our outstanding common stock for an aggregate value of approximately $40 million. The remaining amount was recorded as a forward contract indexed to our common stock in additional paid in capital. Final settlement of the transactions under the ASR Agreement occurred in December 2015.  The ASR Agreement met all the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

As of March 31, 2016, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 6.8 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the first quarters of 2016 and 2015, we repurchased and then cancelled 0.2 million shares of common stock for $9.5 million and 0.2 million shares of common stock for $5.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the first quarter of 2016, the Board approved a quarterly cash dividend of $0.185 per share of common stock, totaling $6.0 million. During the first quarter of 2015, the Board approved a quarterly cash dividend of $0.175 per share of common stock, totaling $5.7 million.

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP. The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant. As of March 31, 2016, approximately 1.0 million Stock Warrants have vested.

Upon vesting, the Stock Warrants are recorded as a client incentive asset with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is amortized as a reduction in cloud and related solutions revenues over the remaining term of the Comcast amended agreement.  As of March 31, 2016, we recorded a client incentive asset related to these Stock Warrants of $7.3 million and have amortized $2.4 million as a reduction in cloud and related solutions revenues.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of March 31, 2016, none of the Stock Warrants had been exercised.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter of 2016 is as follows (shares in thousands):

	Quarter Ended March 31, 2016
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	2,124	$26.03
Awards granted	462	38.59
Awards forfeited/cancelled	(118)	28.22
Awards vested	(674)	22.76
Unvested awards, ending	1,794	$30.35

Included in the awards granted during the first quarter of 2016 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established total shareholder return objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the first quarter of 2016 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarters of 2016 and 2015 of $6.5 million and $5.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2015 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve.  These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are outlined within Part I Item 1A. Risk Factors of our 2015 10-K.  Readers are strongly encouraged to review those sections closely in conjunction with MD&A.

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

Our solutions help service providers streamline and scale operations, introduce and adapt products and services to meet changing consumer demands, and address the challenges and opportunities of a dynamically evolving global business environment.  Our broad suite of solutions helps our clients improve their business operations by creating more compelling product offerings and an enhanced customer experience through more relevant and targeted interactions, while at the same time, more efficiently managing the service provider’s cost structure.  Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the ever expanding needs of communications service providers to provide a differentiated, real-time, and personal experience for their consumers.  This extensive suite of solutions includes revenue management, digital services management and monetization, and customer interaction management platforms.

We generate approximately 70% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the three months ended March 31, 2016, we generated approximately 87% of our revenues from the Americas region, approximately 8% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2016, when compared to the first quarter of 2015, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2016	March 31, 2015
Revenues	$186,226	$185,631
Operating Results:
Operating income	41,291	21,893
Operating income margin	22.2%	11.8%
Diluted EPS	$0.64	$0.28
Supplemental Data:
Restructuring and reorganization charges	$(5,741)	$606
Stock-based compensation (1)	6,527	5,089
Amortization of acquired intangible assets	2,195	3,218
Amortization of OID	1,658	1,516
Loss on repurchase of convertible notes	(3,211)	—

(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Our revenues for the first quarter of 2016 were $186.2 million, a slight increase when compared to revenues of $185.6 million for the first quarter of 2015. The year-over-year increase in revenues can be primarily attributed to continued strength in our cloud and related solutions revenues, which more than offset unfavorable foreign currency movements of $2.1 million.

Operating Results.  Operating income for the first quarter of 2016 was $41.3 million, or a 22.2% operating income margin percentage, compared to $21.9 million, or a 11.8% operating income margin percentage for the first quarter of 2015, with the improvements mainly attributed to lower operating expenses as a result of the gain on disposition of business operations recorded in our restructuring and reorganization charges, our cost savings initiatives completed throughout 2015, and favorable foreign currency movements.

Diluted EPS.  Diluted EPS for the first quarter of 2016 was $0.64 compared to $0.28 for the first quarter of 2015, with the increase due mainly to the higher operating income margin, discussed above.

Cash and Cash Flows.  As of March 31, 2016, we had cash, cash equivalents and short-term investments of $385.2 million, as compared to $240.9 million as of as of December 31, 2015.  The quarterly increase is mainly due to the proceeds from the $230 million of 2016 Convertible Notes we issued in March, reduced by financing costs of approximately $7 million and the repurchase of $40 million aggregate principal amount of the 2010 Convertible Notes for approximately $73 million. Our cash flows from operating activities for the quarter ended March 31, 2016 were $10.7 million.  See the Liquidity section below for further discussion of our cash flows and our long-term debt activity.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our three largest clients, which are Comcast, DISH Network Corporation (“DISH”), and Time Warner Cable, Inc. (“Time Warner”).  Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Comcast	25%	24%	23%
DISH	14%	13%	15%
Time Warner	12%	11%	11%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31, 2016	December 31, 2015	March 31, 2015
Comcast	25%	30%	23%
DISH	13%	13%	14%
Time Warner	8%	8%	9%

See our 2015 10-K for additional discussion of our business relationships and contractual terms with the above mentioned significant clients.

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

Charter/Time Warner Transaction. In May 2015, Charter Communications, Inc. (“Charter”), our fourth largest client, announced its intent to acquire Time Warner, our third largest client. Charter’s acquisition of Time Warner is currently pending final approval from certain regulators; however, public reports indicate a decision is anticipated in May 2016. It is not possible to predict with certainty whether, and if so in what form or timeframe, this transaction will be consummated.

Should the Time Warner customer accounts currently being serviced by us be acquired by Charter, and Charter decides to combine all customer accounts under the existing Charter contract, then those accounts would be subjected to more favorable volume-tier pricing terms. The anticipated negative effect on revenue and on our near term profitability due to this more favorable volume-tier pricing is estimated to be approximately $5 million for 2016. The ultimate net effect upon our results of operations for 2016 is dependent upon the timing of the closing date of the transaction. Although there are no assurances, we may have the opportunity to offset some or all of this reduction in revenues with future, additional business from Charter.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to: (i) revenue recognition; (ii) impairment assessments of goodwill and other long-lived assets; (iii) income taxes; and (iv) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2015 10-K.

Results of Operations

Total Revenues.  Total revenues for the first quarter of 2016 were $186.2 million, a slight increase when compared to $185.6 million for the first quarter of 2015.  The year-over-year increase in revenues can be primarily attributed to continued strength in our cloud and related solutions revenues, which more than offset unfavorable foreign currency movements of $2.1 million.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended March 31,
	2016	2015
Revenues:
Cloud and related solutions	$149,814	$143,833
Software and services	19,178	22,633
Maintenance	17,234	19,165
Total revenues	$186,226	$185,631

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the first quarters of 2016 and 2015 were as follows (in thousands):

	Quarter Ended March 31,
	2016	2015
Americas (principally the U.S.)	$161,824	$157,831
Europe, Middle East, and Africa	15,503	19,475
Asia Pacific	8,899	8,325
Total revenues	$186,226	$185,631

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for the first quarter of 2016 increased 4% to $149.8 million, from $143.8 million for the first quarter of 2015.  The increase in cloud and related solutions revenues is due primarily to the migration of new customer accounts onto ACP, to include Comcast adding approximately two million customer accounts onto ACP during the second half of 2015.

Additionally, amortization of our client contracts intangible assets related to investments in client contracts (reflected as a reduction of cloud and related solutions revenues) for the first quarters of 2016 and 2015 was $1.3 million.

Software and Services Revenues.  Software and services revenues for the first quarter of 2016 decreased 15% to $19.2 million, from $22.6 million for the first quarter of 2015. The decrease in software and services revenues can be attributed to the normal fluctuations in project level work completed between quarters, the continued extended sales cycles in our software and professional services business and continued low market demand for large transformational software and service deals, and to a lesser degree, foreign currency movements.

Maintenance Revenues.  Maintenance revenues for the first quarter of 2016 were $17.2 million, a 10% decrease when compared to $19.2 million generated in the first quarter of 2015. This decrease is due mainly to the timing of maintenance renewals and related revenue recognition, pricing pressures experienced on maintenance renewals, and foreign currency movements.

Total Expenses.  Our operating expenses for the first quarter of 2016 were $144.9 million, an 11% decrease when compared to $163.7 million for the first quarter of 2015, with the decrease mainly attributed the gain on disposition of business operations recorded in our restructuring and reorganization charges, the cost savings initiatives we completed throughout 2015, and favorable foreign currency movements.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2015 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the first quarter of 2016 decreased 4%, to $66.2 million, from $69.3 million for the first quarter of 2015.  This decrease is mainly due to cost savings initiatives implemented throughout 2015 and other decreases in certain variable costs, and to a lesser degree, favorable foreign currency movements.  Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the first quarters of 2016 and 2015 were 44.2% and 48.2%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the first quarter of 2016 decreased 37%, to $13.4 million, from $21.1 million for the first quarter of 2015.  A large portion of this decrease can be attributed to a $5 million provision recorded in the first quarter of 2015 for estimated cost overruns related to a large software and services implementation project (to be substantially completed in 2016), with the remaining variance due mainly to targeted efficiencies and cost improvements within our professional services practice and favorable foreign currency movements.  Total software and services cost as a percentage of our software and services revenues for the first quarters of 2016 and 2015 were 69.7% and 93.3%, respectively, with the first quarter of 2015 percentage reflective of the negative impact of the large implementation project.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the first quarter of 2016 was $9.9 million, consistent with the first quarter of 2015.  Total cost of maintenance as a percentage of our maintenance revenues for the first quarters of 2016 and 2015 were 57.4% and 51.6%, respectively.

R&D Expense.  R&D expense for the first quarter of 2016 decreased 8%, to $23.6 million, from $25.7 million for the first quarter of 2015, with the decrease primarily attributed to foreign currency movements and the reassignment of personnel and the related costs previously allocated to development projects to other areas of the business.  As a percentage of total revenues, R&D expense was 12.7% for the first quarter of 2016 compared to 13.9% for the first quarter of 2015.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services. This includes the continued investment in our business support solutions aimed at improving a providers’ time-to-market for new offerings, flexibility, scalability, and total cost of ownership.  We expect that our R&D investment activities in the near-term will be relatively consistent with previous quarters, with the level of R&D spend highly dependent upon the opportunities that we see in our markets.

SG&A Expense.  SG&A expense for the first quarter was $34.1 million, relatively consistent when compared to $33.4 million for the first quarter of 2015.  Our SG&A costs as a percentage of total revenues for the first quarters of 2016 and 2015 were 18.3% and 18.0%, respectively.

Restructuring and Reorganization Charges.  Restructuring and reorganization charges for the first quarter of 2016 were ($5.7) million as compared to $0.6 million for the first quarter of 2015.  During 2015, we sold our cyber-security business, marketed under the Invotas brand, to certain former management personnel.  In February 2016, the business was acquired by a third-party.  As a result, we have received additional consideration which was contingent upon a liquidation event, resulting in an additional gain on the sale of $6.6 million, which reduces our restructuring and reorganization charges for the first quarter of 2016.

Operating Income. Operating income for the first quarter of 2016 was $41.3 million, or 22.2% of total revenues, compared to $21.9 million, or 11.8% of total revenues for the first quarter of 2015.  The increases in operating income and operating income margin percentage are mainly due to the overall reduction in operating expenses discussed above.

Loss on Repurchase of Convertible Notes.  In March 2016, following completion of the sale of the 2016 Convertible Notes discussed below, we purchased $40 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of approximately $73 million and recognized a loss on the repurchase of $3.2 million.

Income Tax Provision.  The effective income tax rates for the first quarters of 2016 and 2015 were as follows:

Quarter Ended March 31,
2016	2015
35%	44%

The first quarter 2015 effective income tax rate excluded any benefits from R&D tax credits, as they did not receive Congressional approval until the fourth quarter of 2015.

For the full-year 2016 we are currently estimating an effective income tax rate of 36%.

Liquidity

Cash and Liquidity

As of March 31, 2016, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $385.2 million, compared to $240.9 million as of as of December 31, 2015.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2015 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in February 2020.  As of March 31, 2016, there were no borrowings outstanding on the 2015 Revolver.  The 2015 Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2016, and the date of this filing, we believe that we are in compliance with the provisions of the 2015 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2016	December 31, 2015
Americas (principally the U.S.)	$345,606	$199,117
Europe, Middle East and Africa	33,051	36,396
Asia Pacific	6,573	5,423
Total cash, equivalents and short-term investments	$385,230	$240,936

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of March 31, 2016, we had $4.6 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2015 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2016 and 2015 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for each of the three quarters ended are as follows (in thousands):

	Operations	Changes in Operating Assets and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2016:
March 31	$36,755	$(26,081)	$10,674

2015:
March 31	$26,193	$(7,257)	$18,936

Cash flows from operating activities for the first quarter of 2016 and 2015 reflect the negative impacts of the payment of the 2015 and 2014 year-end accrued employee incentive compensation. In addition, cash flows from operations for the first quarter of 2016 was negatively impacted by a prospective change in the timing of payment terms for a key vendor related to postage costs.

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

Significant fluctuations in key operating assets and liabilities between 2016 and 2015 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2016:
March 31	$185,297	$(3,647)	$181,650	61

2015:
March 31	$183,283	$(3,187)	$180,096	64

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

	2016	2015
March 31	$39,236	$44,281

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

Trade Accounts Payable

Trade accounts payable decreased $14.5 million to $28.9 million as of March 31, 2016, from $43.4 million as of December 31, 2015, due primarily to a prospective change in the timing of payment terms for a key vendor related to postage costs.

Accrued Employee Compensation

Accrued employee compensation decreased $16.1 million in the first quarter of 2016 to $43.5 million as of March 31, 2016, from $59.6 million as of December 31, 2015, due primarily to the payment of the 2015 employee incentive compensation that was fully accrued at December 31, 2015, offset to a certain degree by the accrual for the 2016 employee incentive compensation.

Accrued employee compensation decreased $10.5 million in the first quarter of 2015 to $40.9 million as of March 31, 2015, from $51.4 million as of December 31, 2014 due primarily to: (i) the payment of 2014 employee incentive compensation that was fully accrued at December 31, 2014, offset to a certain degree by the accrual for the 2015 employee incentive compensation; and (ii) the timing of payment of employee wages and other benefits.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  For the first quarters of 2016 and 2015, we purchased $14.1 million and $10.1 million, respectively, and sold (or had mature) $30.1 million and $49.5 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the first quarters of 2016 and 2015, for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarter Ended March 31,
	2016	2015
Property and equipment	$5,262	$6,695
Client contracts	1,520	1,223

Our property and equipment expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) statement production equipment.

Our investments in client contracts for these periods relate primarily to deferral of costs related to conversion/set-up services provided under long-term service contracts.

Proceeds from the Disposition of Business Operations.  In the first quarter of 2016, we received additional cash proceeds totaling $8.9 million related to the sale of our cyber-security business marketed under the Invotas brand.  The proceeds were contingent on a liquidation event, as defined in the sale agreement.

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the first quarters of 2016 and 2015, the Board approved dividend payments totaling $6.0 million and $5.7 million, respectively.  During the first quarters of 2016 and 2015, we paid dividends of $6.5 million and $5.8 million, respectively (with the additional amounts attributed to dividends for incentive shares paid upon vesting).

Repurchase of Common Stock.  During the first quarters of 2016 and 2015, we repurchased approximately 0.3 million shares of our common stock during each period under the guidelines of our Stock Repurchase Program for $9.5 million and $7.0 million, respectively. Additionally in the first quarter of 2015, we entered into an ASR Agreement to repurchase $50 million of our common stock, which was paid to a counterparty in March 2015.

Outside of our Stock Repurchase Program, during the first quarters of 2016 and 2015, we repurchased from our employees and then cancelled approximately 0.2 million shares of our common stock during each period for $9.4 million and $5.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.  During the first quarter of 2016, we completed an offering of $230 million of 4.25% senior subordinated convertible notes due March 15, 2036 (the “2016 Convertible Notes”), paid $6.7 million of deferred financing costs, and repurchased $40 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of approximately $73 million.

During the first quarter of 2015, we amended our 2012 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2015 Credit Agreement, resulting in a net increase of available cash of $30 million.  As part of the refinancing, we paid $2.7 million of deferred financing costs.

Additionally, during the first quarters of 2016 and 2015, we made principal repayments of $1.9 million during each period, respectively. See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2016, we had cash, cash equivalents, and short-term investments of $385.2 million, of which approximately 88% is in U.S. Dollars and held in the U.S. We have $4.6 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

Cash and short-term investments increased of $144 million from December 31, 2015.  This increase relates mostly to timing matters around our refinancing of our 2010 Convertible Notes during the first quarter, summarized as follows, with further details discussed below in Long-Term Debt:

o	In March 2016, we made the decision to refinance our 2010 Convertible Notes with the issuance of $230 million dollars of the 2016 Convertible Notes.
o

To date, we have used $199 million of the proceeds from the 2016 Convertible Notes to repurchase close to 70% of our previously outstanding aggregate principal amount of the 2010 Convertible Notes, leaving about 30% of the aggregate principal outstanding, which had a settlement value of approximately $87 million on May 2, 2016.

o	We intend to monitor and evaluate how best to settle this remaining aggregate principal amount, which has a maturity date of March 1, 2017.

Our decision to refinance our 2010 Convertible Notes was driven by various market and strategic business considerations, and provided us with the following benefits:

o

First, we have replaced a significant portion of our capital structure that is scheduled to mature in March 2017, with another high quality convertible debt instrument that has its first put/call date six years out.

o	Second, this will allow us to eliminate the substantial EPS dilution related to the 2010 Convertible Notes as they are retired, and

o

Finally, this refinancing event solidifies our capital structure at a reasonable cost, providing us with a strong capital base and continued access to liquidity, which provides us with options to invest in our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of March 31, 2016, we had a $200 million revolving loan facility, the 2015 Revolver, with a syndicate of financial institutions.  As of March 31, 2016, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.  The 2015 Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of March 31, 2016, we had 6.8 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock.

During the first quarter of 2016, we repurchased 0.3 million shares of our common stock for $9.5 million (weighted-average price of $36.07 per share).

Under our Stock Repurchase Program, we may repurchase shares in the open market or a privately negotiated transaction, including through an ASR plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of the share repurchases will be dependent on the then current market conditions and other business-related factors.  Our common stock repurchases are discussed in more detail in Note 8 to our Financial Statements.

•

Cash Dividends. During the first quarter of 2016, the Board declared dividends totaling $6.0 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the first quarter of 2016, we spent $5.3 million on capital expenditures. At this time, we expect our 2016 capital expenditures to be relatively consistent with that of 2015. As of March 31, 2016, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the first quarter of 2016, we made investments in client contracts of $1.5 million. As of March 31, 2016, we had commitments to make $1.5 million of client incentive payments in 2016.

We have issued stock warrants to Comcast (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to migrate new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of March 31, 2016, approximately 1 million Stock Warrants had vested based on the terms of the Warrant Agreement, and none of these Stock Warrants have been exercised to date.  The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt. As discussed above, in March 2016, we completed an offering of $230 million of 4.25% senior subordinated convertible notes due March 15, 2036 (the 2016 Convertible Notes).  As of March 31, 2016, our long-term debt consisted of the following:  (i) 2016 Convertible Notes with a par value of $230 million; ii) 2010 Convertible Notes with a par value of $110.0 million; and (ii) 2015 Credit Agreement term loan borrowings of $140.6 million.

2016 Convertible Notes

The net proceeds from the sale of the 2016 Convertible Notes were approximately $223 million after deducting the initial purchasers’ discount and estimated financing costs payable by us.  We used a portion of the net proceeds from the offering of the 2016 Convertible Notes to repurchase approximately $106 million aggregate principal amount of our 2010 Convertible Notes in two separate transactions in March and April 2016 for a total purchase price of approximately $199 million.  After these repurchases, the remaining aggregate principal outstanding on the 2010 Convertible Notes is approximately $44 million.  The remainder of the net proceeds will be used for general corporate purposes, which may include additional repurchases of outstanding 2010 Convertible Notes.

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2010 Convertible Notes

Prior to September 1, 2016, holders of the 2010 Convertible Notes can convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for the last 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  As of March 16, 2016, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to be converted at the holder’s option through the quarter ending June 30, 2016.

Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows:  (i) we are required to pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash, at our discretion.  As of May 2, 2016 and based on our May 2, 2016 closing stock price of $45.08 per share, the $44 million principal amount of the 2010 Convertible Notes would have had a total settlement value of approximately $87 million.  Given the current market value of the 2010 Convertible Notes exceeds the value holders would receive upon conversion if our common stock remains at the current levels, we believe that holders may not have a significant economic incentive to convert at this time.  However, there can be no assurances as to the conversion decisions made by the holders during the conversion period.  If none of the 2010 Convertible Notes are converted or repurchased prior to maturity, we expect our debt service cash outlay for the next twelve months for the 2010 Convertible Notes will be $1.2 million of interest payments, with the remaining aggregate principal of $44 million due March 1, 2017.

2015 Credit Agreement

Our 2015 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $9.4 million, and $3.8 million, respectively. We have the ability to make prepayments on our 2015 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2016, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rates on our 2016 Convertible Notes and our 2010 Convertible Notes are fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our 2015 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 4 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the March 31, 2016 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2016 and December 31, 2015 were $289.7 million and $132.6 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2016 and December 31, 2015 were $95.5 million and $108.3 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of March 31, 2016, the fair value of the 2016 Convertible Notes and the 2010 Convertible Notes was estimated at $246.1 million and $218.9 million, respectively, using quoted market prices.

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

During the first quarter of 2016, we generated approximately 91% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of March 31, 2016 and December 31, 2015, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2016		December 31, 2015
	Monetary Liabilities	Monetary Assets	Monetary Liabilities	Monetary Assets
Pounds sterling	$-	$3,782	$-	$2,646
Euro	(82)	13,482	(179)	10,063
U.S. Dollar	(131)	19,165	(346)	18,551
Other	(77)	3,712	(53)	3,709
Totals	$(290)	$40,141	$(578)	$34,969

A hypothetical adverse change of 10% in the March 31, 2016 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of March 31, 2016.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the first quarter of 2016 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 – January 31	126,674	$34.46	125,603	6,934,251
February 1 – February 29	291,174	37.89	98,398	6,835,853
March 1 – March 31	89,571	40.50	40,057	6,795,796
Total	507,419	$37.49	264,058
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

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

Dated: May 6, 2016

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.22T*	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22U*	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.23AQ	Fifty-first Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.24BA*	One Hundred Second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.84	Forms of Agreement for Equity Compensation
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.