Form 10-Q
period 2016-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2016-11-03
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

YES  ☐            NO   ☒

Shares of common stock outstanding at October 31, 2016: 32,277,976

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2016

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$140,221	$132,631
Short-term investments	125,917	108,305
Total cash, cash equivalents and short-term investments	266,138	240,936
Trade accounts receivable:
Billed, net of allowance of $2,906 and $3,600	201,610	178,854
Unbilled	33,934	41,110
Income taxes receivable	4,012	4,038
Other current assets	33,320	35,153
Total current assets	539,014	500,091
Non-current assets:
Property and equipment, net of depreciation of $120,813 and $112,282	30,618	35,992
Software, net of amortization of $101,176 and $95,094	30,365	35,095
Goodwill	206,887	219,724
Client contracts, net of amortization of $94,297 and $87,890	35,695	39,738
Deferred income taxes	14,239	17,462
Other assets	11,300	14,629
Total non-current assets	329,104	362,640
Total assets	$868,118	$862,731
LIABILITIES, CURRENT PORTION OF LONG-TERM DEBT CONVERSION OBLIGATION AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized discounts of $734 and $8,632	$47,123	$148,868
Client deposits	32,746	33,694
Trade accounts payable	25,348	43,392
Accrued employee compensation	58,941	59,607
Deferred revenue	48,959	41,907
Income taxes payable	2,234	8,962
Other current liabilities	17,260	22,980
Total current liabilities	232,611	359,410
Non-current liabilities:
Long-term debt, net of unamortized discounts of $24,169 and $4,738	329,581	130,262
Deferred revenue	7,726	9,828
Income taxes payable	4,392	4,413
Deferred income taxes	19	182
Other non-current liabilities	12,828	12,791
Total non-current liabilities	354,546	157,476
Total liabilities	587,157	516,886
Current portion of long-term debt conversion obligation	28,690	-
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,317 and 32,555 shares outstanding	672	672
Common stock warrants; 2,851 and 2,851 warrants issued and outstanding	7,310	7,310
Additional paid-in capital	397,029	503,254
Treasury stock, at cost, 34,865 and 34,601 shares	(823,963)	(814,437)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(6)	(97)
Cumulative foreign currency translation adjustments	(36,721)	(26,288)
Accumulated earnings	707,950	675,431
Total stockholders' equity	252,271	345,845
Total liabilities, current portion of long-term debt conversion obligation and stockholders' equity	$868,118	$862,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Cloud and related solutions	$151,217	$143,887	$451,023	$429,009
Software and services	18,634	23,231	58,964	68,301
Maintenance	19,460	19,842	55,802	57,922
Total revenues	189,311	186,960	565,789	555,232
Cost of revenues (exclusive of depreciation, shown separately below):
Cloud and related solutions	70,150	67,428	206,578	201,455
Software and services	12,230	15,244	37,057	52,912
Maintenance	11,040	9,510	32,051	29,877
Total cost of revenues	93,420	92,182	275,686	284,244
Other operating expenses:
Research and development	23,572	24,941	71,479	76,567
Selling, general and administrative	32,508	34,247	101,539	102,261
Depreciation	3,398	3,723	10,423	11,268
Restructuring and reorganization charges	(185)	846	(601)	1,822
Total operating expenses	152,713	155,939	458,526	476,162
Operating income	36,598	31,021	107,263	79,070
Other income (expense):
Interest expense	(4,398)	(2,526)	(11,876)	(8,431)
Amortization of original issue discount	(1,062)	(1,576)	(3,856)	(4,639)
Interest and investment income, net	707	278	1,698	674
Loss on repurchase of convertible notes	(332)	-	(8,651)	-
Other, net	(1,354)	746	(4,040)	426
Total other	(6,439)	(3,078)	(26,725)	(11,970)
Income before income taxes	30,159	27,943	80,538	67,100
Income tax provision	(12,265)	(11,196)	(30,303)	(28,201)
Net income	$17,894	$16,747	$50,235	$38,899

Weighted-average shares outstanding:
Basic	31,063	30,920	30,922	31,087
Diluted	32,639	33,287	33,041	33,241

Earnings per common share:
Basic	$0.58	$0.54	$1.62	$1.25
Diluted	0.55	0.50	1.52	1.17

Cash dividends declared per common share	$0.19	$0.18	$0.56	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$17,894	$16,747	$50,235	$38,899
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,393)	(8,755)	(10,433)	(10,367)
Unrealized holding gains (losses) on short-term investments arising during period	(566)	(6)	91	-
Other comprehensive loss, net of tax	(1,959)	(8,761)	(10,342)	(10,367)
Total comprehensive income, net of tax	$15,935	$7,986	$39,893	$28,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$50,235	$38,899
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	10,423	11,268
Amortization	19,921	22,353
Amortization of original issue discount	3,856	4,639
(Gain) loss on short-term investments and other	(23)	179
Loss on repurchase of convertible notes	8,651	-
(Gain) loss on disposition of business operations	(6,611)	767
Deferred income taxes	(2,159)	(5,556)
Excess tax benefit of stock-based compensation awards	(4,622)	(2,174)
Stock-based compensation	17,273	15,775
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(16,275)	(1,869)
Other current and non-current assets	199	(6,092)
Income taxes payable/receivable	(2,750)	3,588
Trade accounts payable and accrued liabilities	(23,628)	(3,703)
Deferred revenue	5,016	6,272
Net cash provided by operating activities	59,506	84,346

Cash flows from investing activities:
Purchases of property and equipment	(11,542)	(16,776)
Purchases of short-term investments	(122,736)	(107,462)
Proceeds from sale/maturity of short-term investments	107,816	127,766
Acquisition of and investments in business, net of cash acquired	-	(962)
Acquisition of and investments in client contracts	(6,038)	(6,374)
Proceeds from the disposition of business operations	8,850	-
Net cash used in investing activities	(23,650)	(3,808)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,120	1,148
Payment of cash dividends	(18,325)	(16,811)
Repurchase of common stock	(22,455)	(64,995)
Payments on acquired asset financing	-	(829)
Proceeds from long-term debt	230,000	150,000
Payments on long-term debt	(5,625)	(125,625)
Repurchase of convertible notes	(215,657)	-
Payments of deferred financing costs	(6,744)	(2,742)
Excess tax benefit of stock-based compensation awards	4,622	2,174
Net cash used in financing activities	(33,064)	(57,680)
Effect of exchange rate fluctuations on cash	4,798	(4,405)

Net increase in cash and cash equivalents	7,590	18,453

Cash and cash equivalents, beginning of period	132,631	81,712
Cash and cash equivalents, end of period	$140,221	$100,165

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$11,165	$7,484
Income taxes	35,260	30,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and December 31, 2015, and for the quarters and nine months ended September 30, 2016 and 2015, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the expected results for the entire year ending third quarter.

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

Reclassifications.  Certain December 31, 2015 amounts have been reclassified to conform to the September 30, 2016 presentation, which are discussed further in the Accounting Pronouncements Adopted section below.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2016 and December 31, 2015, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of September 30, 2016 and December 31, 2015, we had $4.3 million and $5.0 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of September 30, 2016 and December 31, 2015 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of September 30, 2016 and December 31, 2015 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of September 30, 2016 and December 31, 2015 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2016 and 2015 were $107.8 million and $127.8 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$22,253	$—	$22,253	$35,730	$—	$35,730
Commercial paper	—	20,492	20,492	—	17,245	17,245
Short-term investments:
Corporate debt securities	—	83,978	83,978	—	77,898	77,898
Corporate equity securities	—	2,476	2,476	—	—	—
Municipal bonds	—	1,410	1,410	—	2,763	2,763
U.S. government agency bonds	—	26,540	26,540	—	16,201	16,201
Asset-backed securities	—	11,513	11,513	—	11,443	11,443
Total	$22,253	$146,409	$168,662	$35,730	$125,550	$161,280

Valuation inputs used to measure the fair values of our money market funds and corporate equity securities were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit agreement (carrying value including current maturities)	$136,875	$136,875	$142,500	$142,500
2010 Convertible debt	34,732	63,990	150,000	237,900
2016 Convertible debt	230,000	250,988	—	—

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers. This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted, and requires a modified retrospective transition method. We are currently in the process of evaluating the impact that this new guidance will have on our Financial Statements.

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2016, were as follows (in thousands):

January 1, 2016 balance	$219,724
Adjustments related to prior acquisitions	(45)
Effects of changes in foreign currency exchange rates	(12,792)
September 30, 2016 balance	$206,887

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of September 30, 2016 and December 31, 2015, the carrying values of these assets were as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contracts	$129,992	$(94,297)	$35,695	$127,628	$(87,890)	$39,738
Software	131,541	(101,176)	30,365	130,189	(95,094)	35,095
Total	$261,533	$(195,473)	$66,060	$257,817	$(182,984)	$74,833

The total amortization expense related to intangible assets for the third quarters of 2016 and 2015 were $6.3 million and $6.8 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $18.2 million and $20.1 million, respectively. Based on the September 30, 2016 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2016 – $24.3 million;  2017 – $20.3 million; 2018 – $15.1 million; 2019 – $10.6 million; and 2020 – $6.2 million.

4. DEBT

Our long-term debt, as of September 30, 2016 and December 31, 2015, was as follows (in thousands):

	September 30,	December 31,
	2016	2015
Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 2.59% at September 30, 2016)	$136,875	$142,500
Less - deferred financing costs	(3,800)	(4,738)
Term loan, net of unamortized discounts	133,075	137,762
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	—
Less – unamortized original issue discount	(14,612)	—
Less – deferred financing costs	(5,757)	—
2016 Convertible Notes, net of unamortized discounts	209,631	—
2010 Convertible Notes – Senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%	34,732	150,000
Less – unamortized original issue discount	(674)	(7,923)
Less – deferred financing costs	(60)	(709)
2010 Convertible Notes, net of unamortized discounts	33,998	141,368
Total debt, net of unamortized discounts	376,704	279,130
Current portion of long-term debt, net of unamortized discounts	(47,123)	(148,868)
Long-term debt, net of unamortized discounts	$329,581	$130,262

Credit Agreement.

During the nine months ended September 30, 2016, we made $5.6 million of principal repayments on our 2015 Term Loan. As of September 30, 2016, our interest rate on the 2015 Term Loan is 2.59% (adjusted LIBOR plus 1.75% per annum), effective through December 30, 2016, and our commitment fee on the unused 2015 Revolver is 0.25%.  As of September 30, 2016, we had no borrowing outstanding on our 2015 Revolver and had the entire $200.0 million available to us.

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

Holders may require CSG to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 15, 2026, and March 15, 2031, or upon the occurrence of a fundamental change (as defined in the 2016 Convertible Notes Indenture (“2016 Notes Indenture”)) in each case at a purchase price equal to the principal amount thereof plus accrued and unpaid interest.

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

The 2016 Notes Indenture includes customary terms and covenants, including certain events of default after which the 2016 Convertible Notes may be due and payable immediately. The Notes Indenture contains customary affirmative covenants, including compliance with terms of certain other indebtedness of the Company over a defined threshold amount.

The net proceeds from the sale of the 2016 Convertible Notes were approximately $223 million after deducting the initial purchasers’ discount and estimated offering expenses payable by us. As of September 30, 2016, we repurchased approximately $115 million aggregate principal amount of our 2010 Convertible Notes for $215.6 million (see additional discussion in 2010 Convertible Notes below) with the net proceeds from the offering of the 2016 Convertible Notes.   The remainder of the net proceeds will be used to settle the outstanding 2010 Convertible Notes.

The original issue discount (“OID”) related to the 2016 Convertible Notes of $15.9 million, as a result of an effective interest rate of the liability component of 5.63% compared to the cash interest rate of 4.25%, is being amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes can be put back to us by the holders.

2010 Convertible Notes.

As of September 30, 2016, we made the following repurchases of our 2010 Convertible Notes (in millions):

Date	Aggregate Principal Amount Repurchased	Total Purchase Price	Loss on Repurchases (1)
March 15, 2016	$40.0	$72.6	$3.2
April 8, 2016	66.2	125.8	5.1
September 2, 2016	9.1	17.2	0.3
Totals	$115.3	$215.6	$8.6
(1)	Loss on the repurchases includes the write-off of unamortized deferred financing costs and OID.

In addition, during the third quarter of 2016, we had holders convert $40,000 aggregate principal amount of the 2010 Convertible Notes for a total price of $0.1 million.  As of September 30, 2016, the principal outstanding on the 2010 Convertible Notes was $34.7 million.

As the result of our declaring a cash dividend in August 2016 (see Note 8), the previous conversion rate for the 2010 Convertible Notes of 43.9954 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $22.73 per share of our common stock) has been adjusted to 44.1816 shares of our common stock for each $1,000 in principal amount of the 2010 Convertible Notes (equivalent to a conversion price of $22.63 per share of our common stock).

Prior to September 1, 2016, holders of the 2010 Convertible Notes could convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for at least 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  On or after September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with settlement occurring on March 1, 2017.  As of March 16, 2016, the closing price of our common stock exceeded 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to be converted at the holder’s option during the quarter beginning April 1, 2016 and ending June 30, 2016.  In addition, as of June 16, 2016, the closing price of our common stock exceeded the 130% of the conversion price for the required period, thus allowing the 2010 Convertible Notes to continue to be convertible at the holder’s option through August 31, 2016.  Accordingly, as of September 30, 2016, we classified the $35 million principal amount of the 2010 Convertible Notes as a current liability and reclassified the difference between the principal amount payable in cash upon conversion and the total settlement value of the 2010 Convertible Notes, or the intrinsic value of the conversion obligation, of approximately $29 million from stockholders’ equity to current portion of long-term debt conversion obligation on our Balance Sheet.

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

5.  RESTRUCTURING AND REORGANIZATION CHARGES

During the third quarter of 2016 and 2015, we recorded restructuring and reorganization charges of ($0.2) million and $0.8 million, respectively, and for the nine months ended September 30, 2016 and 2015 recorded restructuring and reorganization charges of ($0.6) million and $1.8 million.

Our restructuring activities during the nine months ended September 30, 2016 are primarily made up of the following:

•

We reduced our workforce by approximately 60 employees, primarily in North America, as a result of organizational changes and the realignment of our workforce.  As a result, we incurred restructuring charges of $6.5 million during the nine months ended September 30, 2016.

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

The activity in the business restructuring and reorganization reserves during the nine months ended September 30, 2016 was as follows (in thousands):

	Termination	Facilities	Business
	Benefits	Abandonment	Operations	Other	Total
January 1, 2016 balance	$1,637	$1,357	$—	$—	$2,994
Charged to expense during period	6,471	246	(6,611)	(707)	(601)
Cash payments	(4,890)	(339)	—	—	(5,229)
Adjustment for the gain on the disposition of business operations	—	—	6,611	—	6,611
Adjustment for asset impairment	—	(194)	—	—	(194)
Other	362	86	—	707	1,155
September 30, 2016 balance	$3,580	$1,156	$-	$-	$4,736

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2016, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2016. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not presently a party to any material pending or threatened legal proceedings.

Income Taxes.  Our U.S. federal income tax returns for the fiscal years ended December 31, 2010 through 2012 are currently under examination by the Internal Revenue Service (IRS).  The IRS’ primary focus is on the approximately $18.1 million of aggregated allowable federal research and experimentation credits utilized by us over the three years under examination.  Any subsequent potential adjustments relating to the audits of these fiscal periods could have a material adverse effect on our consolidated results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted-average common shares	31,063	30,920	30,922	31,087
Dilutive effect of restricted common stock	525	571	620	598
Dilutive effect of 2010 Convertible Notes	706	1,664	1,171	1,454
Dilutive effect of Stock Warrants	345	132	328	102
Diluted weighted-average common shares	32,639	33,287	33,041	33,241

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

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the nine months ended September 30, 2016 and 2015 we repurchased 0.3 million shares of our common stock for $9.5 million (weighted-average price of $36.07 per share) and 0.3 million shares of our common stock for $7.0 million (weighted-average price of $27.06 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of September 30, 2016, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 6.8 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the nine months ended September 30, 2016 and 2015, we repurchased and then cancelled 0.3 million shares of common stock for $13.0 million and 0.3 million shares of common stock for $8.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the third quarter of 2016, the Board approved a quarterly cash dividend of $0.185 per share of common stock, totaling $6.0 million. During the third quarter of 2015, the Board approved a quarterly cash dividend of $0.175 per share of common stock, totaling $5.7 million.  Dividends declared for the nine months ended September 30, 2016 and 2015 totaled $18.0 million and $17.2 million, respectively.

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto our Advanced Convergent Platform (“ACP”) based on various milestones. The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.  As of September 30, 2016, approximately 1.0 million Stock Warrants have vested.

Upon vesting, the Stock Warrants are recorded as a client incentive asset with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is amortized as a reduction in cloud and related solutions revenues over the remaining term of the Comcast amended agreement.  As of September 30, 2016, we recorded a client incentive asset related to these Stock Warrants of $7.3 million and have amortized $3.1 million as a reduction in cloud and related solutions revenues.

In October 2016, following Comcast’s most recent migration of customer accounts to ACP, a cumulative total of 5.8 million customer accounts have been migrated to ACP since the inception of the Warrant Agreement triggering another milestone for the Stock Warrants vesting.  As such, under the terms of the Warrant Agreement, approximately 0.5 million Stock Warrants vested at that time.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of September 30, 2016, none of the Stock Warrants had been exercised.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the third quarter and nine months ended is as follows (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,744	$30.51	2,124	$26.03
Awards granted	39	42.47	523	39.06
Awards forfeited/cancelled	(116)	31.04	(278)	29.63
Awards vested	(230)	27.09	(932)	24.08
Unvested awards, ending	1,437	$31.34	1,437	$31.34

Included in the awards granted during the nine months ended September 30, 2016 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established total shareholder return objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the quarter and nine months ended September 30, 2016 are time-based awards, which vest annually primarily over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the third quarters of 2016 and 2015 of $5.2 million and $5.3 million, respectively, and for the nine months ended September 30, 2016 and 2015 of $17.3 million and $15.8 million, respectively.

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

We generate approximately 70% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the nine months ended September 30, 2016 we generated approximately 86% of our revenues from the Americas region, approximately 9% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

Third Quarter Highlights.  A summary of our results of operations for the third quarter of 2016, when compared to the third quarter of 2015, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2016	September 30, 2015
Revenues	$189,311	$186,960
Operating Results:
Operating income	36,598	31,021
Operating income margin	19.3%	16.6%
Diluted EPS	$0.55	$0.50
Supplemental Data:
Restructuring and reorganization charges	$(185)	$846
Stock-based compensation (1)	5,364	5,387
Amortization of acquired intangible assets	2,116	3,049
Amortization of OID	1,062	1,576
Loss on repurchase of convertible notes	332	—

(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Our revenues for the third quarter of 2016 were $189.3 million, a 1% increase when compared to revenues of $187.0 million for the third quarter of 2015. The year-over-year increase in revenues can be primarily attributed to the growth in our cloud and related solutions revenues, resulting primarily from the conversion of customer accounts onto ACP over the past year, which more than offset the decline in our software and services revenues.

Operating Results.  Operating income for the third quarter of 2016 was $36.6 million, or a 19.3% operating income margin percentage, compared to $31.0 million, or a 16.6% operating income margin percentage for the third quarter of 2015, with the increase mainly attributed to the scale benefits from adding more customer accounts to our cloud solutions, and operational cost improvements.

Diluted EPS.  Diluted EPS for the third quarter of 2016 was $0.55 compared to $0.50 for the third quarter of 2015, with the increase mainly due to the higher operating income margin, discussed above.

Cash and Cash Flows.  As of September 30, 2016, we had cash, cash equivalents and short-term investments of $266.1 million, as compared to $286.7 million as of June 30, 2016 and $240.9 million as of as of December 31, 2015.  Our cash flows from operating activities for the quarter ended September 30, 2016 were $8.7 million, and were negatively impacted by the increase in accounts receivable, primarily related to the timing around certain recurring client payments that were delayed at quarter-end. See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Charter/Time Warner Transaction. In May 2016, Charter Communications, Inc. (“Charter”), our then fourth largest client, received final approval from regulators and closed on its acquisition of Time Warner Cable, Inc. (“Time Warner”), which was previously our third largest client.

Consequently, the Time Warner customer accounts currently being serviced by us are now owned by Charter.  As a result, Charter now receives more favorable volume-tier pricing terms due to the larger, combined business with us. The anticipated negative effect on our 2016 revenue and profitability from this more favorable volume-tier pricing (post acquisition), is estimated to be approximately $5 million.  Although there are no assurances, we may have the opportunity to offset some or all of this reduction in revenues with future, additional business from Charter.

Subsequent to this acquisition, Charter is our second largest client.

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

Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Comcast	27%	25%	24%
Charter/Time Warner (combined for all periods)	21%	22%	21%
DISH	13%	14%	14%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30,	June 30,	December 31,
	2016	2016	2015
Comcast	24%	25%	30%
Charter/Time Warner (combined for all periods)	26%	14%	13%
DISH	11%	13%	13%

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of goodwill and other long-lived assets; (iii) income taxes; and (iv) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2015 10-K.

Results of Operations

Total Revenues.  Total revenues for the:  (i) third quarter of 2016 were $189.3 million, a 1% increase when compared to $187.0 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 were $565.8 million, a 2% increase when compared to $555.2 million for the nine months ended September 30, 2015.  The year-over-year increases in revenues can be primarily attributed to continued growth in our cloud and related solutions revenues, which more than offset the decline in our software and services revenues.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Cloud and related solutions	$151,217	$143,887	$451,023	$429,009
Software and services	18,634	23,231	58,964	68,301
Maintenance	19,460	19,842	55,802	57,922
Total revenues	$189,311	$186,960	$565,789	$555,232

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the third quarters and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Americas (principally the U.S.)	$162,985	$157,246	$487,373	$469,633
Europe, Middle East, and Africa	17,893	19,842	49,911	57,962
Asia Pacific	8,433	9,872	28,505	27,637
Total revenues	$189,311	$186,960	$565,789	$555,232

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for the (i) third quarter of 2016 were $151.2 million, a 5% increase when compared to $143.9 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 were $451.0 million, a 5% increase when compared to $429.0 million for the nine months ended September 30, 2015.  The increases in cloud and related solutions revenues are due primarily to the conversion of customer accounts onto ACP, to include adding approximately two million customer accounts onto ACP during the second half of 2015, an additional 600,000 during the second quarter of 2016, and approximately one million during the third quarter of 2016.

Software and Services Revenues.  Software and services revenues for the:  (i) third quarter of 2016 were $18.6 million, a 20%  decrease when compared to $23.2 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 were $59.0 million, a 14% decrease when compared to $68.3 million for the nine months ended September 30, 2015.  The decrease in software and services revenues can be attributed mainly to continued low market demand for large transformational software and service deals.

Maintenance Revenues.  Maintenance revenues for the:  (i) third quarter of 2016 were $19.5 million, a slight decrease when compared to $19.8 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 were $55.8 million, a 4% decrease when compared to $57.9 million for the nine months ended September 30, 2015.  These variances are due mainly to foreign currency movements along with the timing of maintenance renewals and related revenue recognition.

Total Expenses.  Our operating expenses for the:  (i) third quarter of 2016 were $152.7 million, a 2% decrease when compared to $155.9 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 were $458.5 million, a 4% decrease when compared to $476.2 million for the nine months ended September 30, 2015.  The year-over-year decreases in total expenses are mainly due to the cost savings initiatives we began to implement in early 2015, and favorable foreign currency movements.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2015 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the:  (i) third quarter of 2016 increased 4% to $70.2 million, from $67.4 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 increased 3% to $206.6 million, from $201.5 million for the nine months ended September 30, 2015. These cost increases are reflective of the increases we experienced in revenues and are primarily due to increased ACP data processing costs and the reassignment of personnel and the related costs from other areas of the business to client directed and funded work on our ACP platform.  Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the: (i) third quarters of 2016 and 2015 were 46.4% and 46.9%, respectively; and (ii) nine months ended September 30, 2016 and 2015 were 45.8% and 47.0%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the:  (i) third quarter of 2016 decreased 20% to $12.2 million, from $15.2 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 decreased 30% to $37.1 million, from $52.9 million for the nine months ended September 30, 2015.  These decreases are mainly due to targeted efficiencies and cost improvements within our professional services practice.  Additionally, a large portion of the year-to-date decrease can be attributed to a $5 million provision recorded in the first quarter of 2015 for estimated cost overruns related to a large software and services implementation project (substantially completed in the third quarter of 2016).  Total software and services cost as a percentage of our software and services revenues for the:  (i) third quarters of 2016 and 2015 were 65.6% for both periods; and (ii) nine months ended September 30, 2016 and 2015 were 62.8% and 77.5%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the:  (i) third quarter of 2016 was $11.0 million, a 16% increase when compared to $9.5 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 was $32.1 million, a 7% increase when compared to $29.9 million for the nine months ended September 30, 2015.  These increases can be primarily attributed to the reassignment of personnel and the related costs to maintenance projects from other projects, and an increase in third party maintenance costs.  Total cost of maintenance as a percentage of our maintenance revenues for the: (i) third quarters of 2016 and 2015 were 56.7% and 47.9%, respectively; and (ii) nine months ended September 30, 2016 and 2015 were 57.4% and 51.6%, respectively.

R&D Expense.  R&D expense for the:  (i) third quarter of 2016 decreased 5% to $23.6 million, from $24.9 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 decreased 7% to $71.5 million, from $76.6 million for the nine months ended September 30, 2015, with the decrease primarily attributed to the reassignment of personnel and the related costs previously allocated to development projects to other areas of the business.  As a percentage of total revenues, R&D expense for the third quarters of 2016 and 2015 was 12.5% and 13.3%, respectively.

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

SG&A Expense.  SG&A expense for the:  (i) third quarter of 2016 was $32.5 million, a 5% decrease when compare to $34.2 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 was $101.5 million, a 1% decrease when compared to $102.3 million for the nine months ended September 30, 2015.  These decreases are reflective of the restructuring activities we have undertaken over the past year, our focus on cost management, and foreign currency movements.  Our SG&A costs as a percentage of total revenues for the third quarters of 2016 and 2015 were 17.2% and 18.3%, respectively.

Restructuring and Reorganization Charges.  Restructuring and reorganization charges for the:  (i) third quarters of 2016 and 2015 were $(0.2) million and $0.8 million, respectively; and (ii) nine months ended September 30, 2016 and 2015 were $(0.6) million and $1.8 million, respectively.  For the nine months ended September 30, 2016, we incurred restructuring and reorganization charges due to an organizational realignment completed during the second quarter of 2016, which were offset by the gain on the sale of our cyber-security business marketed under the Invotas brand.  During 2015, we sold Invotas to certain former management personnel, and in February 2016, the business was acquired by a third-party.  As a result, we received additional consideration which was contingent upon a liquidation event, resulting in an additional gain on the sale of $6.6 million, which reduced our restructuring and reorganization charges for the nine months ended September 30, 2016.

The restructuring activities during the second quarter of 2016 were focused mainly on improving our organizational and management structure to align with our longer-term strategy, and resulted in the elimination of approximately 60 positions during the quarter.  The ongoing savings from these actions will be reinvested back into the business during the remainder of 2016.

Operating Income. Operating income for the:  (i) third quarter of 2016 was $36.6 million, or 19.3% of total revenues, compared to $31.0 million, or 16.6% of total revenues for the third quarter of 2015; and (ii) nine months ended September 30, 2016 was $107.3 million, or 19.0% of total revenues, compared to $79.1 million, or 14.2% of total revenues for the nine months ended September 30, 2015.  The increases in operating income and operating income margin percentage for both the quarter and year-to-date can be mainly attributed to the overall reduction in operating expenses as discussed above, and to a lesser degree, the scale benefits from adding more customer accounts to our cloud solutions and higher revenues.

At this time, we expect our operating income and operating margin percentage to trend downward over the next several quarters from our current level, as we look to increase our strategic investments in R&D, our go-to-market programs, and the operating environments for our cloud solutions (e.g., resiliency, security, etc.).

Interest Expense.  Interest expense for the:  (i) third quarter of 2016 was $4.4 million, a $1.9 million increase from $2.5 million for the third quarter of 2015; and (ii) nine months ended September 30, 2016 was $11.9 million, a $3.5 million increase when compared to $8.4 million for the nine months ended September 30, 2015.  These increases are primarily due to the interest on the 2016 Convertible Notes, which were issued in March 2016, discussed below.

Loss on Repurchase of Convertible Notes.  During the third quarter of 2016, we repurchased $9.1 million aggregate principal amount of our 2010 Convertible Notes for an aggregated purchase price of $17.3 million and recognized a loss on the repurchase of $0.3 million.  For the nine months ended September 30, 2016, we have purchased $115.3 million aggregate principal amount of the 2010 Convertible Notes for an aggregated purchase price of $215.7 million and recognized a loss on the repurchases of $8.7 million.

Income Tax Provision.  The effective income tax rates for the third quarters and nine months ended September 30, 2016 and 2015 were as follows:

Quarter Ended		Nine Months Ended
September 30,		September 30,
2016	2015	2016	2015
41%	40%	38%	42%

The quarter and nine months ended September 30, 2015 effective income tax rate excluded any benefits from R&D tax credits, as Congressional approval for this program was not passed until the fourth quarter of 2015.

For the full-year 2016 we are currently estimating an effective income tax rate of approximately 37%.

Our U.S. federal income tax returns for the fiscal years ended December 31, 2010 through 2012 are currently under examination by the IRS.  The IRS’ primary focus is on the approximately $18.1 million of aggregated allowable federal research and experimentation credits utilized by us over the three years under examination.  Any subsequent potential adjustments relating to the audits of these fiscal periods could have a material adverse effect on our consolidated results of operations.

Liquidity

Cash and Liquidity

As of September 30, 2016, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $266.1 million as compared to $286.7 million as of June 30, 2016 and $240.9 million as of as of December 31, 2015.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2015 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in February 2020.  As of September 30, 2016, there were no borrowings outstanding on the 2015 Revolver.  The 2015 Credit Agreement contains customary affirmative covenants and financial covenants.  As of September 30, 2016, and the date of this filing, we believe that we are in compliance with the provisions of the 2015 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30,	December 31,
	2016	2015
Americas (principally the U.S.)	$210,912	$199,117
Europe, Middle East and Africa	46,938	36,396
Asia Pacific	8,288	5,423
Total cash, equivalents and short-term investments	$266,138	$240,936

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of September 30, 2016, we had $4.3 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

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

Our 2016 and 2015 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for each of the three quarters ended are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2016
March 31	$36,755	$(26,081)	$10,674
June 30	28,880	11,211	40,091
September 30	31,309	(22,568)	8,741
Total	$96,944	$(37,438)	$59,506
2015
March 31	$26,193	$(7,257)	$18,936
June 30	26,770	12,806	39,576
September 30	33,187	(7,353)	25,834
Total	$86,150	$(1,804)	$84,346

Cash flows from operating activities for the first quarter of 2016 and 2015 reflect the negative impacts of the payment of the 2015 and 2014 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items. In addition, cash flows from operations for the first quarter of 2016 were negatively impacted by a prospective change in the timing of payment terms for a key vendor related to postage costs.  For the third quarter of 2016, cash flows from operating activities were negatively impacted by the increase in the accounts receivable balance primarily related to the timing around certain recurring client payments that were delayed at quarter-end.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2016:
March 31	$185,297	$(3,647)	$181,650	61
June 30	182,640	(3,726)	178,914	63
September 30	204,516	(2,906)	201,610	69
2015:
March 31	$183,283	$(3,187)	$180,096	64
June 30	176,206	(3,937)	172,269	65
September 30	181,225	(3,878)	177,347	62

The increase in gross and net billed accounts receivable at September 30, 2016 is primarily related to the timing around certain recurring client payments that were delayed at quarter-end, thus negatively impacting our DBO for the third quarter of 2016.

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

	2016	2015
March 31	$39,236	$44,281
June 30	34,518	47,216
September 30	33,934	46,795

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

Trade Accounts Payable

Trade accounts payable decreased $18.1 million to $25.3 million as of September 30, 2016, from $43.4 million as of December 31, 2015, due primarily to a prospective change in the timing of payment terms for a key vendor related to postage costs and normal fluctuations in the timing of payments.

Deferred Revenue

Deferred revenue (current and non-current) increased $5.0 million to $56.7 million as of December 31, 2015, from $51.7 million as of December 31, 2015, primarily as a result of annual recurring services that are typically billed in the first half of each year.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  For the nine months ended September 30, 2016 and 2015, we purchased $122.7 million and $107.5 million, respectively, and sold (or had mature) $107.8 million and $127.8 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the nine months ended September 30, 2016 and 2015, for property and equipment, and investments in client contracts were as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Property and equipment	$11,542	$16,776
Client contracts	6,038	6,374

Our property and equipment expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) statement production equipment.

Our investments in client contracts for the nine months ended September 30, 2016 and 2015 relate primarily to client incentive payments ($1.5 million and $1.5 million, respectively), and the deferral of costs related to conversion/set-up services provided under long-term service contracts ($4.5 million and $4.9 million, respectively).

Proceeds from the Disposition of Business Operations.  During the nine months ended September 30, 2016, we received additional cash proceeds totaling $8.9 million related to the sale of our cyber-security business marketed under the Invotas brand.  The proceeds were contingent on a liquidation event, as defined in the sale agreement.

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the nine months ended September 30, 2016 and 2015, the Board approved dividend payments totaling $18.0 million and $17.2 million, respectively.  During the nine months ended September 30, 2016 and 2015, we paid dividends of $18.3 million and $16.8 million, respectively (with the additional amounts attributed to dividends for incentive shares paid upon vesting).

Repurchase of Common Stock.  During the nine months ended September 30, 2016 and 2015, we repurchased approximately 0.3 million shares of our common stock during each period under the guidelines of our Stock Repurchase Program for $9.5 million and $7.0 million, respectively. Additionally, in the first quarter of 2015, we entered into an ASR Agreement to repurchase $50 million of our common stock, which was paid to a counterparty in March 2015.

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2016 and 2015, we repurchased from our employees and then cancelled approximately 0.3 million of our common stock during each period for $13.0 million and $8.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.  During the nine months ended September 30, 2016, we completed an offering of $230 million of 4.25% senior subordinated convertible notes due March 15, 2036 (the “2016 Convertible Notes”), paid $6.7 million of deferred financing costs, and repurchased $115.3 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of $215.7 million.

During the nine months ended September 30, 2015, we amended our 2012 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2015 Credit Agreement, resulting in a net increase of available cash of $30 million.  As part of the refinancing, we paid $2.7 million of deferred financing costs.

Additionally, during the nine months ended September 30, 2016 and 2015, we made principal repayments of $5.6 million during each period, respectively.  See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of September 30, 2016, we had cash, cash equivalents, and short-term investments of $266.1 million, of which approximately 76% is in U.S. Dollars and held in the U.S. We have $4.3 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

In March 2016, we made the decision to refinance our 2010 Convertible Notes with the issuance of $230 million dollars of the 2016 Convertible Notes. To date, we have used $216 million of the proceeds from the 2016 Convertible Notes to repurchase close to 77% of our previously outstanding aggregate principal amount of the 2010 Convertible Notes. We will continue to monitor and evaluate how best to settle this remaining aggregate principal amount, which had a settlement value of approximately $58 million on October 31, 2016 and a maturity date of March 1, 2017.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of September 30, 2016, we had a $200 million revolving loan facility, the 2015 Revolver, with a syndicate of financial institutions.  As of September 30, 2016, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.  The 2015 Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of September 30, 2016, we had 6.8 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock.

During the nine months ended September 30, 2016, we repurchased 0.3 million shares of our common stock for $9.5 million (weighted-average price of $36.07 per share).

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

•

Cash Dividends. During the nine months ended September 30, 2016, the Board declared dividends totaling $18.0 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Capital Expenditures. During the nine months ended September 30, 2016, we spent $11.5 million on capital expenditures. At this time, we expect our 2016 capital expenditures to be relatively consistent with that of 2015. As of September 30, 2016, we have made no significant capital expenditure commitments.

•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the nine months ended September 30, 2016, we made investments in client contracts of $6.0 million. As of September 30, 2016, we had commitments to make approximately $1.6 million of client incentive payments in 2016.

We have issued stock warrants to Comcast (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of September 30, 2016, approximately 1 million Stock Warrants had vested based on the terms of the Warrant Agreement, and none of these Stock Warrants have been exercised to date.  In October 2016, approximately 0.5 million Stock Warrants vested based on the terms of the Warrant Agreement.  The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt. As discussed above, in March 2016, we completed an offering of $230 million of 4.25% senior subordinated convertible notes due March 15, 2036 (the 2016 Convertible Notes).  As of September 30, 2016, our long-term debt consisted of the following:  (i) 2016 Convertible Notes with a par value of $230 million; (ii) 2010 Convertible Notes with a par value of $34.7 million; and (ii) 2015 Credit Agreement term loan borrowings of $136.9 million.

2016 Convertible Notes

The net proceeds from the sale of the 2016 Convertible Notes were approximately $223 million after deducting the initial purchasers’ discount and estimated financing costs payable by us.  As of September 30, 2016, we have repurchased approximately $115 million aggregate principal amount of our 2010 Convertible Notes for a total purchase price of approximately $216 million with the net proceeds from the offering of the 2016 Convertible Notes.  After these repurchases, the remaining aggregate principal outstanding on the 2010 Convertible Notes is $34.7 million.  The remainder of the net proceeds will be used to settle the outstanding 2010 Convertible Notes.

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2010 Convertible Notes

On or after September 1, 2016, holders of the 2010 Convertible Notes can elect to convert their securities at any time with settlement occurring on March 1, 2017. Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows:  (i) we are required to pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or any combination of our common stock and cash, at our discretion.  As of October 31, 2016 and based on our October 31, 2016 closing stock price of $38.03 per share, the $34.7 million principal amount of the 2010 Convertible Notes would have had a total settlement value of approximately $58 million.

If none of the 2010 Convertible Notes are converted prior to maturity, we expect our debt service cash outlay for the next twelve months for the 2010 Convertible Notes will be $0.5 million of interest payments, with the remaining aggregate principal of $34.7 million due March 1, 2017.

2015 Credit Agreement

Our 2015 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $13.1 million, and $4.0 million, respectively. We have the ability to make prepayments on our 2015 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2016, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the September 30, 2016 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2016 and December 31, 2015 were $140.2 million and $132.6 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2016 and December 31, 2015 were $125.9 million and $108.3 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of September 30, 2016, the fair value of the 2016 Convertible Notes and the 2010 Convertible Notes was estimated at $251.0 million and $64.0 million, respectively, using quoted market prices.

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

During the nine months ended September 30, 2016, we generated approximately 90% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of September 30, 2016 and December 31, 2015, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2016		December 31, 2015
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$-	$2,401	$-	$2,646
Euro	(36)	11,831	(179)	10,063
U.S. Dollar	(169)	21,747	(346)	18,551
Other	(82)	3,209	(53)	3,709
Totals	$(287)	$39,188	$(578)	$34,969

A hypothetical adverse change of 10% in the September 30, 2016 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of September 30, 2016.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2015 Form 10-K.  As a result of Charter’s acquisition of Time Warner in May 2016, we updated a risk factor in our Quarterly Report on Form 10-Q for the period ended June 30, 2016 (“Q2-16 Form 10-Q”) to reflect the impact of this transaction to our business. There were no material changes to the risk factors disclosed in our 2015 Form 10-K and Q2-16 Form 10-Q during the third quarter of 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the third quarter of 2016 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
July 1 - July 31	1,156	$40.47	-	6,795,796
August 1 - August 31	70,894	40.90	-	6,795,796
September 1 - September 30	358	43.19	-	6,795,796
Total	72,408	$40.91	-

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

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

Dated: November 3, 2016

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.23AR*	Fifty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.23AS*	Fifty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.23AT*	Fifty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.
10.24BD*	One Hundred Fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.24BE*	One Hundred Seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Inc.
10.24BF*	One Hundred Eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.25CD*	Eighty-ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CE*	Ninety-first Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CF*	Ninety-second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.