Form 10-K
period 2016-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2017-02-24
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sales price of such stock, as of the close of trading on June 30, 2016, was $1,141,220,683.

Shares of common stock outstanding at February 17, 2017: 32,844,169

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed on or prior to April 30, 2017, are incorporated by reference into Part III of the Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2016 FORM 10-K

PART I

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) is one of the world’s largest and most established providers of business support solutions, primarily serving the global communications industry. We have over thirty years of expertise supporting communications service providers (“CSPs”) as their businesses have evolved from a single product offering to highly complex and competitive multi-product offerings, while also requiring increasingly differentiated, real-time, and personalized experiences for their customers.

Our proven experience and world-class solutions support the mission critical management of our clients’ revenue, customer interactions, and digital ecosystem as they advance their video, voice, data, content, and digital services to consumers. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the complex, transformative needs of service providers. Our broad and deep solutions help our clients be competitive in a dynamically evolving global business environment, respond to changing consumer demands, quickly launch new compelling product offerings, provide enhanced customer experiences through relevant and targeted interactions, and cost-effectively streamline and scale operations.

Our principal executive offices are located at 9555 Maroon Circle, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000. Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a S&P Small Cap 600 company.

Industry Overview

Background. We provide business support solutions (“BSS”) to the world’s leading CSPs, as well as clients in several evolving, highly competitive industries. Our solutions coordinate and manage many aspects of a service provider’s customer interactions, from the initial activation of customer accounts, to the support and fulfilment of various services, and through the calculation, presentment, and accounts receivables management of monthly customer statements. While our heritage is in serving the North American video and satellite market, through acquisition and organic growth, we have enhanced our solutions and approach to support the broad scope of participants in the global communications landscape such as carriers, media and entertainment, and digital content distribution.

Market Trends of Communications Industry. The global communications industry is going through an unprecedented level of change.  This dramatic disruption is driving the emergence of heightened competition, innovative digital products, compelling customer engagements, real-time operational processes, and intense cost pressures. There are some key trends that are emerging as CSPs try to evolve and compete in this highly complex ecosystem.

•

The first trend in the communications industry is the dramatic shift in purchasing power to the “always-connected” consumer, who ultimately demands any content, on any device at any time. Consumers have more choices now than ever before among various options for communication services, entertainment content, portable devices, and service providers. The competition among providers to obtain, retain, and grow their share of wallet has thus increased dramatically.  CSPs must provide compelling offerings and positive customer experiences to differentiate themselves and maintain long-term customer relationships.

•

The next critical trend faced by CSPs is meeting the consumer demands for a seamless, real-time, and personalized engagement with providers. Consumers have become accustomed to and value a simplified purchasing experience, much like they do with online apps like music or video downloads. And while many aspects of a consumer’s experience outwardly appear simpler, the complexity behind the comprehensive services framework dramatically increases with the integration of emerging services like over-the-top (“OTT”), digital services (home security, health services, etc.), and digital payment functionality. The increased velocity required in managing relevant pricing, packaging, promotions, and personalized experiences within this changing business environment requires increased flexibility and nimbleness in the CSPs’ operational platforms.

•

The third trend that we see is the evolution of the CSPs to a digital lifestyle services provider. In an “always-on” and connected digital society, some CSPs desire to be the key source for content in a highly personalized experience based on individual consumer needs, desires, and consumption history.  These providers look beyond their own network and provide ubiquitous access to digital services. The “brand” and the “experience” become much more important to these providers as brand loyalty and personalized experience play a larger role in purchasing decisions. They will no longer be competing solely with the traditional communication companies, but will also be competing against well-known brands like Apple, Amazon, Netflix, and Google for their share of the consumer’s wallet. And, importantly, they will be looking to create a digital services ecosystem that extends beyond the traditional video, entertainment, and content services and offer everything from e-books to health care monitoring services, thereby increasing their ecosystem and revenue management complexity.

•

Finally, the last trend relates to an increased pressure for CSPs to find new revenue sources, while also managing their cost structure and quality of service delivery during their business transformation. CSPs are seeing a decline in revenues and profits associated with their traditional services like wireline voice and video as a result of new or increased competition. In order to offset these declining revenues and profits, CSPs are looking for ways to improve their cost structure, grow through acquisitions, and launch new, revenue generating services with minimal capital investment. The result is many CSPs are cutting costs associated with their traditional systems, integrating disparate acquired business operations, and launching new digital services with highly-flexible, lower cost solutions.

Overall, these market trends drive the demand for scalable, flexible, and cost-efficient revenue and customer interaction management solutions, which we believe will provide us with revenue opportunities. As a result, we have historically invested a significant amount of our revenues in R&D and have acquired companies that enable us to expand our offerings in a timely and efficient manner. We believe that our scalable, modular, and flexible solutions combined with our rich domain expertise provide the industry with proven solutions to improve their profitability and consumers’ experiences.  We have specifically architected our solutions to provide operators with an incremental approach to transforming their businesses, thereby reducing the risk associated with this evolution.

Market Conditions of the Communications Industry. As the majority of our clients operate within the global communications industry sector, the economic state of this industry directly impacts our business.  The global communications industry has undergone significant fluctuations in growth rates and capital investment cycles over the past several years due to multiple competitive and economic factors.  Current economic indices suggest a stabilization of the industry, but it is impossible to predict whether this stabilization will persist or be subject to future instability.  In addition, industry consolidation continues as CSPs look for ways to expand their product offerings, extend their market share, increase their revenues, and gain greater scale efficiencies in their operations.

The impact of these market factors has resulted in spending cautiousness with large transformational projects being displaced in favor of more incremental changes to business operations. Globally, mature operators are looking for ways to differentiate competitive offerings, foster customer loyalty, effectively control costs, streamline operations, and scale business operations, while operators in emerging markets are focusing on capitalizing on the rapid growth of new digital services and the explosion of connected devices. Regardless of the specific situation, companies continue to have an increased focus on investing in those solutions and services that have a demonstrable short-term return on investment, generate new revenues, and help businesses remain competitive and meet rapidly changing consumer demands.

Business Strategy

Our goal is to be the most trusted provider of world-class cloud and software-based solutions to service providers around the globe who depend upon the timely and accurate processing of complex, high-volume transactions to operate their business and deliver a superior customer experience. We believe that by successfully executing on this goal we can grow our revenues and earnings, and therefore, create long-term value for our clients, employees, and stockholders. Our strategic focus to accomplish this goal is as follows:

Expand Our Leadership Position in Cable and Satellite Markets. While we have a dominant market share position in the North American cable and satellite business already, we believe that we can expand this share further. Over the past year, we advanced our progress with this initiative with continued subscriber conversions to our platforms and extending our domain expertise and products globally.

Create More Long-Term, Recurring Relationships Within the Communications Industry. Our relentless, relationship-driven, customer-focused business approach is built on a foundation of respect, integrity, and collaboration. As a result, we enjoy long-term relationships with many of the world’s leading CSPs based on a true partnership aimed at helping providers enable sustainable growth, create efficiencies, and deliver differentiated services to their customers. We have seen successful adoption of our managed services approach with global CSPs based upon our compelling value proposition and proven track record.

Expand Our Product and Services Portfolio Through Continuous Innovation. We believe that our product technology, cloud-based solutions, and pre-integrated suite of solutions give service providers a competitive advantage. Our solutions allow providers to effectively manage their traditional businesses while being able to also quickly deliver new digital services directly to consumers with a modern, personalized, branded experience driving customer satisfaction, and loyalty. We continually add new, relevant capabilities to what we do as a company, both in terms of our people and our solutions. By doing this, we build very strong recurring relationships which are difficult for our competitors to displace.

Deliver On Our Commitments. Our products and services are business critical. We help our clients manage the entire customer lifecycle, from acquisition to servicing to billing for their end customers. As a result, it is imperative that we deliver on our commitments. For over 30 years, we have been helping blue-chip companies manage periods of explosive and sustained market growth and change – helping them drive revenues, improve their profitability, and deliver positive customer experiences. Our track record of doing what we say we are going to do has enabled us to be a trusted advisor and integral member of our clients’ operations.

Bring New Skills and Talents to Market. In order to help our clients manage the rapid pace of change in the communications industry, we invest in our people so that they are prepared to bring the highest quality technical skills, interpersonal skills, and managerial skills to our business and our clients.

In summary, we are focused on helping our clients compete more effectively and successfully in an ever-changing market.

Description of Business

Key Clients. We work with the leading communication providers located around the world. A partial list of those service providers as of December 31, 2016 is included below:

América Móvil	Mediacom Communications
Bell Canada TV	MTN
Bharti Airtel	Singtel
Cable One Inc.	Telefônica
Charter Communications, Inc. (“Charter”)	Telstra
Comcast Corporation (“Comcast”)	Verizon
DISH Network Corporation (“DISH”)	Vodafone
Hutchinson Whampoa 3G

The North American communications industry has experienced significant consolidation over the past decade, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale, and there are possibilities of further consolidation, illustrated by the acquisition of Time Warner Cable, Inc. (“Time Warner”) by Charter. Consistent with this market concentration and our heritage in serving the North American cable and satellite markets, a large percentage of our historical revenues have been generated from our three largest clients, as shown in the table below. Clients that represented 10% or more of our revenues for 2016 and 2015 were as follows (in millions, except percentages):

	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Comcast	$195	26%	$177	24%
Charter/Time Warner (combined for all periods)	160	21%	155	21%
DISH	102	13%	107	14%

See the Significant Client Relationships section of our MD&A for additional information regarding our business relationships with these key clients.

Research and Development. Our clients around the world are facing competition from new entrants and at the same time, are deploying new services at a rapid pace and dramatically increasing the complexity of their business operations. Therefore, we continue to make meaningful investments in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ businesses as well as our own. We recognize these challenges and believe our value proposition is to provide solutions that help our clients ensure that each customer interaction is an opportunity to create value and deepen the business relationship. As a result of our R&D efforts, we have broadened our footprint within our client base with many new innovative product offerings.

Our total R&D expenses for 2016 and 2015 were $98.7 million and $102.0 million, respectively, or approximately 13% and 14%, respectively, of our total revenues. We anticipate the level of R&D investment to trend up due to the heightened level of our planned investments for 2017.

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

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our primary product solutions include the following:

•

Revenue Management & Customer Experience Solutions:  Our revenue management solutions provide global service providers with a robust, integrated real-time revenue management framework in either a cloud-based or stand-alone environment to support a single view of the customer across all services and transactions.

o

Our Advanced Convergent Platform (“ACP”), is a private, cloud-based solution for cable and satellite providers in North America. ACP and our related business support solutions are relied upon every single day by over 58 million consumers of voice, video, and data services, and are used by more than 100,000 of our clients’ customer service agents, and 40,000 of our clients’ field force technicians, dispatchers, and routers.

o

Ascendon is deployed in some of the world’s leading media and entertainment companies and is a SaaS-based, cloud platform that provides a trusted path to digital transformation. With Ascendon, organizations can offer new, digital services right now, while moving purposefully toward a business model that dramatically reduces operational expenses, fully digitizes front and back offices, and unites a portfolio of services into a single customer relationship that allows for a deep customer engagement across all communication channels.

o

And, leading wireline, wireless, IP carriers, and Mobile Virtual Network Operators (MVNOs) rely on our Singleview solution to deliver real-time charging, pre-and post-paid billing for fully converged services from a single platform.

•

Customer Interaction Management: Our customer interaction management solutions are a diverse and integrated suite of tools designed to manage and improve every aspect of the customer experience. We are an industry leader in supporting omni-channel communications between our clients and their customers, processing more than one billion interactive voice, SMS/text, print, e-mail, web, and fax messages each year.

•

Managed Services: Our managed services offering leverages our 30+ year history in running highly scalable, complex business support solutions to improve operational efficiencies and effectiveness.  For our managed services clients, we assume long-term responsibility for delivering our software solutions and related operations under a defined scope and specified service levels.  Under managed services agreements, we may operate software products (primarily our software solutions) on behalf of our clients: (i) out of a client’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center (including public cloud providers) we contract with for such services.

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

Business Acquisitions. Our strategy includes acquiring assets and businesses which provide the technology and personnel to expedite our product development efforts, provide complementary products and services, increase market share, and/or provide access to new markets and clients.

Professional Services. We employ professional services experts globally who bring a wide-ranging expertise – including solution architecture, project management, systems implementation, and business consultancy – to every project. We apply a proven methodology to each of our engagements, leveraging consistent world-class processes, best-practice programs, and systemized templates for all engagements.

Sales and Marketing. We organize our sales efforts to clients primarily within our geographically dispersed, dedicated account teams, with senior level account managers who are responsible for new revenues and renewal of existing contracts within a client account. The account teams are supported by sales support personnel who are experienced in the various products and services that we provide.

Competition. The market for business support solutions products and services in the communications industry, as well as in other industries we serve, is highly competitive. We compete with both independent providers and in-house developers of customer management systems. We believe that our most significant competitors in our primary markets are Amdocs Limited and NEC Corporation; network equipment providers such as Ericsson and Huawei; and internally-developed solutions. Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us and in some instances we may actually partner and collaborate with our competitors on large opportunities and projects.

We believe service providers in our industry use the following criteria when selecting a vendor for the mission critical management of their revenue, customer interactions and digital ecosystem: (i) functionality, scalability, flexibility, interoperability, and architecture of the software assets; (ii) the breadth and depth of pre-integrated product solutions; (iii) product quality, client service, and support; (iv) operational excellence and reliability; (v) quality of R&D efforts; and (vi) total cost of ownership. We believe that our products and services allow us to compete effectively in these areas.

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

Employees

As of December 31, 2016, we had a total of 3,312 employees, an increase of 35 employees when compared to the number of employees we had as of December 31, 2015. Our success is dependent upon our ability to attract and retain qualified employees. We are subject to various foreign employment laws and regulations based on the country in which our employees are located. We believe that our relations with our employees are good.

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

Code of Conduct and Business Ethics

A copy of our Code of Conduct and Business Ethics (the “Code of Conduct”) is maintained on our website. Any future amendments to the Code of Conduct, or any future waiver of a provision of our Code of Conduct, will be timely posted to our website upon their occurrence. Historically, we have had minimal changes to our Code of Conduct, and have had no waivers of a provision of our Code of Conduct.

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

Our industry is highly competitive, and as a result, it is possible that a competitor could increase its footprint and share of customers serviced at our expense or a service provider could develop their own internal solutions. While our clients may incur some costs in switching to our competitors or their own internally-developed solutions, they may do so for a variety of reasons, including: (i) price; (ii) dissatisfaction with our solutions or service levels; or (iii) dissatisfaction with our relationships.

We May Not Realize Our Anticipated Growth With Comcast Related to New Customer Account Conversion Opportunities.

In July 2014, we entered into an expanded and extended contract with our largest client, Comcast. The expanded contract provides the framework for Comcast to consolidate its residential business onto our billing solution. Since that time, Comcast has added approximately seven million residential customer accounts onto our billing solution. We believe we have the opportunity to convert up to an additional two to three million Comcast customer accounts that are currently on one of our competitor’s platforms onto our solution over the next year as part of Comcast’s future standardization initiatives for their residential business.

Although Comcast has expressed to us their intention to consolidate their residential customer accounts to our platform, they have no financial or legal requirement to do so. The timing of and the number of customer accounts to be converted to CSG, if any, is at the discretion of Comcast. There can be no assurances, therefore, as to the timing or the number of any new customer accounts converted to us by Comcast.

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Convert Clients onto Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as migrating both new and existing clients to our solutions. Such implementations or conversions (collectively referred to hereafter in this section as “implementations”), regardless of whether they involve new solutions or new customers, have become increasingly more difficult because of the sophistication, complexity, and interdependencies of the various software and network environments impacted, combined with the increasing complexity of the clients’ underlying business processes. In addition, the complexity of the implementations increases when the arrangement includes other vendors participating in the project, including but not limited to, prime and subcontractor relationships with our company. For these reasons, implementations subject our clients’ to potential business disruption, which could cause them to delay or even cancel future implementations.

As a result, there is a risk that we may experience cancellations, delays, or unexpected costs associated with implementations. In addition, our inability to complete implementations in an efficient and effective manner could have a material adverse effect on our results of operations, and could damage our reputation in the market place, reducing our opportunity to grow our business with both new and existing clients.

The Delivery of Our Solutions is Dependent on a Variety of Computing Environments and Communications Networks Which May Not Be Available or May Be Subject to Security Attacks.

Our solutions are generally delivered through a variety of third-party and internally-operated computing environments (collectively referred to hereafter in this section as “Systems”). The end users are connected to our Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the high availability and uncompromised security of our Networks and Systems to conduct their business operations.

Our Networks and Systems are subject to the risk of an extended interruption, outage, or security breach due to many factors such as: (i) planned changes to our Systems and Networks for such things as scheduled maintenance and technology upgrades, or conversions to other technologies, service providers, or physical location of hardware; (ii) defects in software program(s); (iii) human and machine error; (iv) acts of nature; and (v) intentional, unauthorized attacks from computer “hackers”, or cyber-attacks. Most recently, the marketplace is experiencing an ever-increasing exposure to both the number and severity of cyber-attacks.  In addition, we continue to expand our use of the Internet with our product offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Allowing access to our Networks and Systems via the Internet has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of our Systems’ reliability on the availability and performance of the Internet and end users’ infrastructure they obtain through other third party providers.

The method, manner, cause and timing of an extended interruption, outage, or security breach in our Networks or Systems are impossible to predict. As a result, there can be no assurances that our Networks and Systems will not fail, not suffer a security breach or that our business continuity or remediation plans will adequately mitigate the negative effects of a disruption or security breach to our Networks or Systems. Further, our property, technology errors and omissions, and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions or security breaches. Should our Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached; or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet product and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in an immediate loss to us of revenue or increase in expense, as well as damaging our reputation. The loss of confidential information could result in losing the customers’ confidence, as well as imposition of fines and damages. Any of these events could have an immediate, negative impact upon our financial position and our short-term revenue and profit expectations, as well as our long-term ability to attract and retain new clients.

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

Our Business is Highly Dependent on the Global Communications Industry.

Since a large percentage of our revenues are generated from clients that operate within the global communications industry sector, we are highly dependent on the health and the business trends occurring within this industry (in particular for our North American cable and satellite clients).  Key factors within this industry that could potentially impact our clients’ businesses, and thus, our business, are as follows:

•

Key Market Conditions:  The global communications industry has undergone significant fluctuations in growth rates and capital investment cycles in the past decade. Current economic indices suggest a slow stabilization of the industry, but it is impossible to predict whether this stabilization will persist or be subject to future instability.

In addition, changes in demand for traditional services for CSPs are causing them to seek new revenue sources, while also managing their cost structure and quality of service delivery during their business transformation. The result is that many CSPs are delaying investment decision on maintaining/advancing legacy systems, and/or making investments in new solutions to drive their business forward into new areas.

•

Market Consolidation: The pace of consolidation within the industry continues to accelerate as service providers look to increase the scale of their operations and footprint within the entire communications ecosystem.  Potential byproducts of this consolidation that could impact us are as follows: (i) there could be fewer providers in the market, each with potentially greater bargaining power and economic leverage due to their larger size, which may result in our having to lower our prices to remain competitive, retain our market share, or comply with the surviving client’s current more favorable contract terms, and (ii) the controlling entity in a consolidation that is not our current client, may acquire one of our existing clients and choose to consolidate both entities onto the controlling entity’s software platform, thus reducing and possibly eliminating our business with our existing client.

Also, as consolidated entities execute upon their revenue and operational synergies, there is generally a slowdown in decision-making on large transformational projects, discretionary spending, and/or on new business initiatives.  While this could be a timing issue only, it could impact quarterly and annual results.

•

Increased Competition: Our clients operate in a highly competitive environment. Competitors range from traditional wireline and wireless providers to new entrants like new digital lifestyle service providers such as Hulu, YouTube, Google, Netflix, Apple, and Amazon. Should these competitors be successful in their strategies, it could threaten our clients’ market share, pricing power, and level of services delivered, all of which could negatively impact our clients’ revenues, putting pressure on our source of revenues, as generally speaking, these companies do not use our core solutions and there can be no assurance that new entrants will become our clients. In addition, demand for spectrum, network bandwidth and content continues to increase and any changes in the regulatory environment could have a significant impact to not only our clients’ businesses, but in our ability to help our clients be successful.

The above industry factors are impacting our clients’ businesses, and thus could cause delays, cancellations/loss of business, and/or downward pricing pressure on our sales and services. This could cause us to either fall short of revenue expectations or have a cost model that is misaligned with revenues, either or both of which could have a material adverse effect on our financial position and results of operations.

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

As a result, substantial and effective R&D and product investment will be required to maintain the competitiveness of our solutions in the market. Technical problems may arise in developing, maintaining, integrating, and operating our solutions as the complexities are increased. Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new solutions and/or the conversion of clients to new solutions, and depending upon the specific solution, we may also be responsible for operations of the solution.

There is an inherent risk in the successful development, implementation, conversion, integration, and operation of our solutions as the technological complexities, and the pace at which we must deliver these solutions to market, continue to increase. The risk of making an error that causes significant operational disruption to a client, or results in incorrect customer or vendor data processing that we perform on behalf of our clients, increases proportionately with the frequency and complexity of changes to our solutions and new delivery models. There can be no assurance: (i) of continued market acceptance of our solutions; (ii) that we will be successful in the development of enhancements or new solutions that respond to technological advances or changing client needs at the pace the market demands; or (iii) that we will be successful in supporting the implementation, conversion, integration, and/or operations of enhancements or new solutions.

A Reduction in Demand for Our Key Business Support Solutions Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Historically, a substantial percentage of our total revenues have been generated from our core cloud-based product, ACP, and related solutions. These solutions are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related solutions could have a material adverse effect on our financial position and results of operations. Likewise, a large percentage of revenues derived from our software license and services business have been derived from wholesale billing, retail billing and mediation products which are typically associated with large implementation projects. A sudden downward shift in demand for these products or for our professional services associated with these products could have a material adverse effect on our financial position and results of operations.

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

Variability of Our Quarterly Revenues and Our Failure to Meet Revenue and Earnings Expectations Would Negatively Affect the Market Price of Our Common Stock.

From time to time, we may experience variability in quarterly revenues and operating results. Common causes of failure to meet revenue and operating expectations include, among others:

•	Inability to close and/or recognize revenue on certain transactions in the period originally anticipated;
•	Delays in renewal of multiple or individually significant agreements;
•	Inability to renew existing arrangements at anticipated rates;
•	Delays in timing of initiation and/or implementation of significant projects or arrangements;
•	Inability to meet client expectations materially within our cost estimates;
•	Changes in spending and investment levels;
•	Foreign currency fluctuations; and
•	Economic and political conditions.

Should we fail to meet our revenue and earnings expectations of the investment community, by even a relatively small amount, it would most likely have a disproportionately negative impact upon the market price of our common stock.

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

We May Not Be Successful in the Integration of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, and businesses which will provide the technology and personnel to expedite our product development efforts, provide complementary solutions, or provide access to new markets and clients.

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; (iv) being bound by acquired client or vendor contracts with unfavorable terms; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain financial expectations, operating goals, and synergies; (c) costs incurred to exit current or acquired contracts or activities; (d) costs incurred to service any acquisition debt; and (e) the amortization or impairment of acquired intangible assets.

Due to the multiple risks and difficulties associated with any acquisition, there can be no assurance that we will be successful in achieving our expected strategic, operating, and financial goals for any such acquisition.

Our International Operations Require Us To Comply With Applicable U.S. and International Laws and Regulations.

Doing business on a worldwide basis requires our company and our subsidiaries to comply with the laws and the regulations of the U.S. government and various international jurisdictions.  In addition, the number of countries enacting anti-corruption laws and related enforcement activities is increasing. These regulations place restrictions on our operations, trade practices and trade partners. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations such as the Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and economic sanction programs administered by the Office of Foreign Assets Control (“OFAC”).

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

Substantial Impairment of Goodwill and Other Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $201 million of goodwill, and $104 million of long-lived assets other than goodwill (principally, property and equipment, software, and client contracts) as of December 31, 2016. These long-lived assets are subject to ongoing assessment of possible impairment summarized as follows:

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

As of December 31, 2016, we were operating in over 25 leased sites around the world, representing approximately 550,000 square feet.

Our corporate headquarters is located in Englewood, Colorado. In addition, we lease office space in the U.S. in Atlanta, Georgia; Bloomfield, New Jersey; Chicago, Illinois; Columbia, Maryland; Omaha, Nebraska; and Philadelphia, Pennsylvania. The leases for these office facilities expire in the years 2017 through 2025. We also maintain leased facilities internationally in Australia, Brazil, Canada, China, Colombia, Denmark, France, India, Ireland, Malaysia, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2017 through 2025. We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

Additionally, we lease two statement production and mailing facilities totaling approximately 176,000 square feet. These facilities are located in: (i) Omaha, Nebraska; and (ii) Crawfordville, Florida. The leases for these facilities expire in the 2018 and 2019, respectively.

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

************************************************************************************************

Executive Officers of the Registrant

Our executive officers are Bret C. Griess (President and Chief Executive Officer), Randy R. Wiese (Executive Vice President and Chief Financial Officer), Brian A. Shepherd (Executive Vice President and President Broadband, Cable and Satellite), and Kenneth M. Kennedy (Executive Vice President, Product Development).  We have employment agreements with each of the executive officers.

Bret C. Griess

President and Chief Executive Officer

Mr. Griess, 48, serves as our President and Chief Executive Officer.  He joined CSG in 1996 and held a variety of positions in Operations and Information Technology, until being appointed Executive Vice President of Operations in February 2009, Chief Operating Officer in March 2011, and President in June 2015. In January 2016, Mr. Griess was appointed President and Chief Executive Officer and a member of our Board.  Prior to joining CSG, Mr. Griess was Genesis Product Manager with Chief Automotive Systems from 1995 to 1996, and an information systems analyst with the Air Force from 1990 to 1995. Mr. Griess holds a M.A. degree in Management and a B.S. degree in Management from Bellevue University in Nebraska, an A.A.S. degree from the Community College of the Air Force, and an A.S. degree in Business Administration from Eastern Florida State College, formerly Brevard Community College.

Randy R. Wiese

Executive Vice President and Chief Financial Officer

Mr. Wiese, 57, serves as Executive Vice President and Chief Financial Officer for CSG. Mr. Wiese joined CSG in 1995 as Controller and later served as Chief Accounting Officer. He was named Executive Vice President and Chief Financial Officer in April 2006. Prior to joining CSG, he was manager of audit and business advisory services and held other accounting-related positions at Arthur Andersen & Co. Mr. Wiese is a member of the AICPA and the Nebraska Society of Certified Public Accountants. He holds a B.S. degree in Accounting from the University of Nebraska-Omaha.

Kenneth M. Kennedy

Executive Vice President, Product Development

Mr. Kennedy, 47, became Executive Vice President of Product Development in March 2016. In this role, he defines CSG’s product and technology roadmap while aligning the company’s technical vision with its business strategy. Mr. Kennedy is responsible for the definition, development and operations of CSG’s software solutions. Prior to this role, he served as CSG’s Chief Technology Officer and Senior Vice President of Product Management, Development and Operations from 2006 to 2016, managing CSG’s software development organization and implementing technology initiatives for CSG’s product offerings. Prior to his role at CSG, Mr. Kennedy was one of the original founders of Telution where he served as Vice President of Software Development and Professional Services from 1998 to 2006. Prior to Telution, Mr. Kennedy worked at Andersen Consulting where he was responsible for developing highly-scalable distributed software solutions for the manufacturing, financial services, and communications industries. Mr. Kennedy received a Bachelor of Business Administration and Management Information Systems from the University of Notre Dame.

Brian A. Shepherd

Executive Vice President and President, Global Broadband, Cable and Satellite Business

Mr. Shepherd, 49, serves as Executive Vice President and President of Global Broadband, Cable and Satellite Business for CSG. He joined CSG in 2016 to focus on accelerating the growth and strategic direction of CSG’s global broadband, cable and direct broadcast satellite business, where CSG has served as a trusted partner to the largest companies in the industry for more than 30 years. Mr.

Shepherd is an international business expert with strong management, customer relationship, global sales, strategy and corporate growth experience. In previous executive roles at companies such as TeleTech, Amdocs, DST Innovis, and McKinsey & Company, Shepherd built wide and deep relationships with C-Suite leaders, decision-makers and policy influencers who have shaped these industries globally. Mr. Shepherd graduated Magna cum laude in Economics from Wabash College and received a Master of Business Administration degree from Harvard Business School.

Board of Directors of the Registrant

Information related to our Board of Directors (the “Board”) is provided below.

Donald B. Reed

Mr. Reed, 72, was elected to the Board in May 2005 and has served as the Company’s non-executive Chairman of the Board since January 2010. Mr. Reed is presently retired. He served as Chief Executive Officer of Cable & Wireless Global from 2000 to 2003. Cable & Wireless Global, a subsidiary of Cable & Wireless plc, is a provider of internet protocol (“IP”) and data services to business customers in the U.S., United Kingdom, Europe, and Japan. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national, and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed holds a B.A. degree in History from Virginia Military Institute.

Bret C. Griess

Mr. Griess’ biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

David G. Barnes

Mr. Barnes, 55, was appointed to the Board in February 2014. He currently serves as Senior Vice President, Finance of Stantec Inc., a publicly traded global provider of engineering, consulting, and construction services. From 2009 through 2016 he served as Executive Vice President and Chief Financial Officer of MWH Global Inc., an employee-owned engineering and construction firm. MWH Global Inc. was acquired by Stantec Inc. in 2016.  From 2006 to 2008, he was Executive Vice President of Western Union Financial Services. From 2004 to 2006, Mr. Barnes served as Chief Financial Officer of Radio Shack Corporation. From 1999 to 2004, he was Vice President, Treasurer and U.S. Chief Financial Officer for Coors Brewing Company. Mr. Barnes holds a M.B.A. degree from the University of Chicago and a B.A. degree from Yale University.

Ronald H. Cooper

Mr. Cooper, 60, was elected to the Board in November 2006. He is presently retired.  He most recently served as the President and Chief Executive Officer of Clear Channel Outdoor Americas, Inc. from 2009 through 2012. Prior to this position, he was a Principal at Tufts Consulting LLC from 2006 through 2009. Previously, he spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and Chief Operating Officer from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has served on various boards of directors and committees with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association, and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

Marwan H. Fawaz

Mr. Fawaz, 54, was appointed to the Board in March 2016.  Mr. Fawaz is currently the CEO of Nest Labs, Inc., an Alphabet company. With more than 28 years of experience in the media, cable, telecommunications and broadband industries, Mr. Fawaz offers a wealth of knowledge and expertise, developed from his time as Executive Vice President and Chief Executive Officer of Google/Motorola Mobility from 2012 to 2013 and Executive Vice President of Strategy and Operations and Chief Technology Officer of Charter Communications from 2006 to 2011.  In addition, he served as Senior Vice President and Chief Technology Officer of Adelphia Communications from 2003 to 2006, and held leadership positions for other cable industry companies such as MediaOne, among others.  In addition, he was the founder and principal of Sarepta Advisors, a strategic advisory and consulting group supporting the technology, media and telecommunications industries.  He holds a M.S. degree in Electrical and Communication Engineering and a B.S. degree in Electrical Engineering, both from California State University at Long Beach.

John L. M. Hughes

Mr. Hughes, 65, was appointed to the Board in March 2011. Mr. Hughes previously served as Chairman of the Board for Intec Telecom Systems plc for nearly six years until it was acquired by us in 2010. Mr. Hughes currently serves as Chairman of the Board for Just-Eat Group plc and Spectris plc, and for privately-held IQSA Group. He is also a Director on the boards for Equinix, Inc. and privately-held Scorpion Ventures Limited.  During the past five years, Mr. Hughes was formerly a Director on the boards of the public companies of Sepura plc, Telecity Group plc, and Vitec Group plc. Mr. Hughes has been an advisor to Oakley Corporate Finance since 2012 and previously served as an advisor to Advent International, a private equity fund, from 2008 to 2011.  Prior to his board positions, from 2000 to 2004, Mr. Hughes served as Executive Vice President and Chief Operating Officer for Thales Group, a European provider of complex systems for the defense, aerospace, and commercial markets. Prior to 2000, he served as President of GSM/UMTS Wireless Networks of Lucent Technologies, and as a Director of Convex Global Field Operations and Vice President and Managing Director of Convex Europe, a division of Hewlett‑Packard Company. Mr. Hughes holds a B.S. degree in Electrical and Electronic Engineering from the Hatfield Polytechnic (now the University of Hertfordshire).

Janice I. Obuchowski

Ms. Obuchowski, 65, was elected to the Board in November 1997. Ms. Obuchowski is the founder and President of Freedom Technologies, Inc., a research and consulting firm providing public policy, strategic, and engineering advice to companies in the communications sector, government agencies, and international clients, a position she has held since 1992. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce and Administrator for the National Telecommunications and Information Administration (“NTIA”) and as the head of international government relations at NYNEX Corporation. She also has served on several non-profit and other publicly traded company boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Frank V. Sica

Mr. Sica, 66, has served as a director of the Company since its formation in 1994. Mr. Sica is currently a Managing Partner of Tailwind Capital. From 2004 to 2005, Mr. Sica was a Senior Advisor to Soros Private Funds Management. From 2000 until 2003, he was President of Soros Private Funds Management, where he oversaw the direct real estate and private equity investment activities of Soros. In 1998, he joined Soros Fund Management where he was a Managing Director responsible for Soros’ private equity investments. Mr. Sica was previously Managing Director for Morgan Stanley Merchant Banking Division. He currently serves as a Director on the boards of JetBlue Airways, Kohl’s Corporation, and Safe Bulkers, Inc. Mr. Sica holds a M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

Donald V. Smith

Mr. Smith, 74, was elected to the Board in January 2002. Mr. Smith is presently retired. Previously, he served as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he had been associated from 1988 through 2009, and where he served on the board of directors. From 1978 to 1988, he served as Principal with Morgan Stanley & Co. Inc., where he headed the company’s valuation and reorganization services. He also serves on the board of directors of several non-profit organizations. Mr. Smith holds a M.B.A. degree from the Wharton Graduate School of the University of Pennsylvania and a B.S. degree from the United States Naval Academy.

James A. Unruh

Mr. Unruh, 76, was elected to the Board in June 2005. Mr. Unruh became a founding Principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation from 1987 to 1997, including serving as its Chairman and Chief Executive Officer from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President-Finance and Chief Financial Officer with Burroughs Corporation, a predecessor of Unisys Corporation. Prior to 1982, Mr. Unruh was Chief Financial Officer with Memorex Corporation and also held various executive positions with Fairchild Camera and Instrument Corporation, including Chief Financial Officer. Mr. Unruh currently serves as Director on the board of Tenet Healthcare Corporation, and formerly served as Director on the boards for Prudential Financial, Inc. and CenturyLink, Inc. during the past five years. He holds a M.B.A. degree from the University of Denver and a B.S. degree from the University of Jamestown.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of our common stock as reported by NASDAQ.

2016:	High	Low	Dividends Declared
First quarter	$45.96	$32.45	$0.185
Second quarter	46.54	38.47	0.185
Third quarter	44.76	39.38	0.185
Fourth quarter	49.85	36.33	0.185

2015:	High	Low	Dividends Declared
First quarter	$30.95	$23.72	$0.175
Second quarter	32.80	28.69	0.175
Third quarter	33.20	29.18	0.175
Fourth quarter	38.85	30.54	0.175

On February 21, 2017, the last sale price of our common stock as reported by NASDAQ was $39.99 per share. On January 31, 2017, the number of holders of record of common stock was 140.

Dividends

In June 2013, our Board approved the initiation of a quarterly cash dividend to be paid to our stockholders for the first time in our history. Quarterly cash dividends were paid to stockholders in March, June, September, and December of 2016 and 2015, as detailed in the table above.  Going forward, we expect to continue to pay dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval. In January 2017, our Board declared a dividend of $0.1975 per share of common stock to be paid on March 30, 2017 for shareholders of record as of the close of business on March 15, 2017.

The payment of dividends is subject to the covenants of our Credit Agreement, and has certain impacts to our convertible debt (the 2010 Convertible Notes and the 2016 Convertible Notes). See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2011, in our common stock and in each of the two indexes, and that all dividends, if any, were reinvested.

	As of December 31,
	2011	2012	2013	2014	2015	2016
CSG Systems International, Inc.	$100.00	$123.59	$203.45	$177.56	$260.52	$356.63
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45
Data Preparation and Processing Services	100.00	116.63	172.17	186.53	205.84	239.36

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	$-	3,971,423

Of the total number of securities remaining available for future issuance, 3,574,456 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 396,967 shares to be used for our employee stock purchase plan. See Note 11 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2016 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1 - October 31	42,357	$38.44	41,019	6,754,777
November 1 - November 30	27,805	40.06	12,510	6,742,267
December 1 - December 31	-	-	-	6,742,267
Total	70,162	$39.08	53,529
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 10 to our Financial Statements for additional information regarding our share repurchases.

Item 6. Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues (1)(2)	$760,958	$752,520	$751,286	$747,468	$756,866
Operating income (1)(2)	132,629	113,140	75,690	76,704	96,574
Net income	62,882	62,567	35,711	45,268	47,120

Weighted-average diluted shares outstanding	33,014	33,438	33,736	32,873	32,476

Diluted net income per common share	$1.90	$1.87	$1.06	$1.38	$1.45

Dividend declared per share (4)	$0.74	$0.70	$0.62	$0.45	$-

Key Capital Activities:
Shares repurchased under Stock Repurchase Program (5)	318	1,838	733	500	823
Cost of shares repurchased under Stock Repurchase Program (5)	$11,565	$56,959	$19,106	$10,129	$13,350
Dividends declared (4)	23,753	22,852	21,327	15,214	-

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments (3)	$276,498	$240,936	$201,800	$210,837	$169,321
Total assets (6)	891,879	862,731	839,367	848,705	817,964
Total debt (3)(6)	416,260	279,130	250,376	257,269	264,486
Total treasury stock (5)	826,002	814,437	757,478	738,372	728,243
Total stockholders' equity (4)	251,360	345,845	358,633	358,262	324,880

(1)

On July 13, 2012, we acquired the Ascade business, and as a result, approximately six months of their operations are included in our 2012 results (approximately $9 million of revenue impact) and a full twelve months of their operations are included in our 2013, through 2016 results. The overall cost of the Ascade acquisition was approximately $19 million, and was paid from existing cash.

(2)

In September 2015, we sold our cyber-security business, marketed under the Invotas brand, to certain former management personnel, resulting in a gain on the sale of $3.7 million.  In February 2016, this business was acquired by a third-party.  Based on the terms of the agreement, we received additional consideration upon a liquidation event, as defined in the agreement, which resulted in an additional gain on the sale of $6.6 million. The impact of Invotas to our business prior to the divestiture date was not material.

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

(3)

In March 2016, we completed an offering of $230 million of 4.25% senior convertible notes due March 15, 2036.  The net proceeds of approximately $223 million will be used to settle the outstanding 2010 Convertible Notes, due March 1, 2017.  As of December 31, 2016, we have repurchased approximately $115 million of the 2010 Convertible Notes for approximately $216 million.  The remainder of the proceeds will be used to settle the outstanding principal amount of the 2010 Convertible Notes.

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

(6)

In 2016, we adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-17 requires that all deferred tax liabilities and assets be classified as noncurrent. We adopted both ASU’s on January 1, 2016, which resulted in a reclassification of our Balance Sheets for the periods presented.

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

MD&A Basis of Discussion - Impact of Divestiture

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

In February 2016, this business was acquired by a third-party.  Based on the terms of our agreement with former management personnel, we received additional consideration contingent upon a liquidation event, as defined in the agreement, resulting in an additional gain on the sale of approximately $6.6 million, which reduced our 2016 restructuring and reorganization charges in our Income Statement.

Management Overview

Results of Operations. A summary of our results of operations for 2016 and 2015, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2016	2015
Revenues	$760,958	$752,520
Operating Results:
Operating income	132,629	113,140
Operating income margin	17.4%	15.0%
Diluted EPS	$1.90	$1.87
Supplemental Data:
Restructuring and reorganization charges	$416	$3,074
Stock-based compensation (1)	22,795	21,371
Amortization of acquired intangible assets	8,489	11,983
Amortization of OID	4,866	6,246
Loss on repurchase of convertible notes	(8,651)	—
(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues. Our revenues for 2016 were $761.0 million, a 1% increase when compared to $752.5 million for 2015. The increase can be primarily attributed to a 5% increase in our cloud and related solutions revenues.  The increase in our cloud and related solutions revenues for 2016 was driven largely by the conversion of new customer accounts onto ACP during the year, and increases in revenues from recurring managed services arrangements.  These increases more than offset the decline in our software and services and maintenance revenues.

Operating Results. Operating income for 2016 was $132.6 million, or a 17.4% operating income margin percentage, compared to $113.1 million, or a 15.0% operating income margin percentage for 2015, with the increase mainly attributed to the scale benefits we are achieved from increasing the number of customer accounts to our cloud solutions, and operational cost improvements made throughout 2015 and 2016, to include the divestiture of Invotas in 2015, discussed above.

Diluted EPS. Diluted EPS for 2016 was $1.90 compared to $1.87 for 2015 with the increase primarily attributed to the higher operating margin, which more than offset the negative impact of the loss on the repurchase of the 2010 Convertible Notes and higher interest expense, both related to the refinancing of this instrument earlier this year.

Balance Sheet and Cash Flows. As of December 31, 2016, we had cash, cash equivalents, and short-term investments of $276.5 million, as compared to $240.9 million as of December 31, 2015. Cash flows from operating activities for 2016 were $84.2 million, compared to $137.0 million for 2015. Cash flows from operations for 2016 were negatively impacted by year end working capital timing fluctuations and a payment made at year end as part of the closure of several years of outstanding tax audits with the IRS.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Comcast. Comcast continues to be our largest client. For 2016 and 2015, revenues from Comcast were $196 million and $177 million, respectively, representing approximately 26% and 24% of our total revenues. This increase is driven primarily by the conversion of additional Comcast customer accounts to our platform, as noted below.  Our agreement with Comcast runs through June 30, 2019, with an option to extend the agreement for two consecutive one-year terms by exercising the renewal options no later than January 1, 2019 for the first extension option, and January 1, 2020 for the second extension option.

Since July 2014, when we entered into an expanded and extended contract with Comcast, we have converted approximately seven million residential Comcast customer accounts onto ACP. We believe we have the opportunity to convert up to an additional two to three million Comcast customer accounts that are currently on one of our competitor’s platforms onto our solution over the next year as part of Comcast’s future standardization initiatives for their residential business. However, the timing of and the number of additional customer accounts to be converted to CSG, if any, is at the discretion of Comcast. Therefore, there can be no assurances as to the timing or the number of additional customer accounts converted to us by Comcast, or whether we will experience any further material increase in revenues or profits under the Amended Agreement. See our Risk factors for additional discussion.

A copy of the Comcast agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Charter/Time Warner. In May 2016, Charter, our then fourth largest client, received final approval from regulators and closed on its acquisition of Time Warner, which was previously our third largest client.  Consequently, the Time Warner agreement was assigned to Charter in connection with the merger and the Time Warner customer accounts serviced by us are now owned by Charter.  As a result, Charter now receives more favorable volume-tier pricing terms due to their larger, combined business with us.

Subsequent to this acquisition, Charter is our second largest client. Our revenues from the combined Charter/Time Warner entity for 2016 and 2015 were $160 million and $155 million, respectively, representing approximately 21% of our total revenues for both periods.  Our agreement with Charter runs through December 31, 2019.  The Time Warner customer accounts currently still operate under the assigned Time Warner agreement, which is set to expire on March 31, 2017. We are working with Charter to legally combine our contract with the two businesses under one master agreement.  Pending completion of this documentation, we intend to pursue an extension of the assigned Time Warner agreement.

Both the Charter and Time Warner agreements and related amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

DISH. DISH is our third largest client. For 2016 and 2015, revenues from DISH were $102 million and $107 million, respectively, representing approximately 13% and 14% of our total revenues. Our agreement with DISH runs through December 31, 2017, with two options to extend the term for two additional years each by exercising renewal options on or before June 30, 2017, and June 30, 2019.

The DISH agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statement (in thousands):

	2016	2015	2014
Cost of cloud and related solutions	$3,958	$2,589	$3,203
Cost of software and services	1,348	2,563	1,071
Cost of maintenance	371	204	201
Research and development	3,339	3,206	2,343
Selling, general and administrative	13,779	12,809	9,837
Restructuring	(80)	(241)	-
Total stock-based compensation expense	$22,715	$21,130	$16,655

See Notes 2 and 11 to our Financial Statements for additional discussion of our stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in our Income Statement (in thousands):

	2016	2015	2014
Cost of cloud and related solutions	$1,092	$1,347	$1,305
Cost of maintenance	7,397	10,636	14,103
Total amortization of acquired intangible assets	$8,489	$11,983	$15,408

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

Revenue Recognition. The revenue recognition policy that involves the most complex or subjective decisions or assessments that may have a material impact on our business’ operations relates to the accounting for certain software license and services arrangements. For the 2016, 2015, and 2014, software and services revenues was approximately 10%, 12% and 14%, respectively, of our total revenues.

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

Revenues are recognized only if we determine that the collection of the fees included in an arrangement is considered probable (i.e., we expect the client to pay all amounts in full when invoiced). In making our determination of collectability for revenue recognition purposes, we consider a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the client’s specific credit worthiness, evidenced by its current financial position and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the client’s current accounts receivable status and/or its historical payment patterns with us (as applicable); (iii) the economic condition of the industry in which the client conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business. The evaluation of these factors, and the ultimate determination of collectability, requires significant judgments to be made by us. The judgments made in this area could have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized.

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

As of July 31, 2016, we had goodwill of approximately $208 million, which was assigned to a single reporting unit. Since we had only a single reporting unit, we used our public market capitalization as our primary means to estimate the fair value for that single reporting unit. Since our market capitalization exceeded the carrying value of our single reporting unit by a significant margin, we concluded there was no impairment of goodwill.

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

One of the more complex items within our income tax expense is the determination of our annual research and experimentation income tax credit (“R&D credit”).  We incur approximately $100 million annually in R&D expense.  The calculation of the R&D tax credit involves the identification of qualifying projects, and then an estimation of the qualifying costs for such projects.  Because of the size, nature, and the number of projects worked on in any given year, the calculation can become complex and certain judgments are necessary in determining the amount of the R&D credits claimed.

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

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2016 were $761.0 million, a 1% increase from $752.5 million for 2015; and (ii) 2015 were $752.5 million, a slight increase from $751.3 million for 2014.

•

The 1% year-over-year increase in total revenues between 2016 and 2015 can be attributed to the 5% growth of our cloud and related solutions revenues, driven primarily from continued conversions of customer accounts onto ACP, and increases in revenues from recurring managed services arrangements.  These increases more than offset the decline in our software and services and maintenance revenues, and negative foreign currency movements of approximately $5 million.

•

The slight increase in revenues between 2015 and 2014 can be primarily attributed to growth in our cloud and related solutions revenues, offset by unfavorable foreign currency movements, which had a negative impact to total revenues of approximately $15 million.  The growth in our cloud and related solutions revenues for 2015 was driven largely by the conversions of new customer accounts onto ACP, and the continued revenue growth from our Ascendon solution and international managed services offering, offset by some of the decreases we experienced in our software and services revenues.

The components of total revenues, discussed in more detail below, are as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues:
Cloud and related solutions	$606,936	$577,410	$562,109
Software and services	79,400	93,678	102,585
Maintenance	74,622	81,432	86,592
Total revenues	$760,958	$752,520	$751,286

Cloud and Relation Solutions Revenues. Cloud and related solutions revenues for: (i) 2016 increased 5% to $606.9 million, from $577.4 million for 2015; and (ii) 2015 increased 3% to $577.4 million, from $562.1 million for 2014.

•

The year-over-year increase between 2016 and 2015 in cloud and related solutions revenues can be mainly attributed to the conversion of customer accounts onto ACP, and increases in revenues from recurring managed services arrangements.  As previously discussed, Comcast added approximately two million customer accounts onto ACP during the second half of 2015 and an additional three million customer accounts onto ACP during 2016, of which half were converted during the fourth quarter of 2016.  Additionally, our recurring managed services revenues for 2016 grew by over 60% from 2015.

•

The year-over-year increase between 2015 and 2014 in cloud and related solutions revenues is primarily the result of the conversion of new customer accounts onto ACP, and the continued revenue growth from our Ascendon solution and managed services offering.  As discussed above, Comcast added over two million customer accounts onto ACP during the fourth quarter of 2014, and approximately two million additional customer accounts during the second half of 2015.

Additionally, amortization of the investments in client contracts intangible asset (reflected as a reduction of cloud and related solutions revenues) for 2016, 2015, and 2014 was $6.6 million, $5.2 million, and $6.4 million, respectively.

Software and Services Revenues. Software and services revenues for: (i) 2016 decreased 15% to $79.4 million, from $93.7 million for 2015; and (ii) 2015 decreased 9% to $93.7 million, from $102.6 million for 2014.

•

The year-over-year decrease between 2016 to 2015 in software and services revenues can be primarily attributed to the continued low market demand for large transformational software and service deals.  We continue to transition this part of our business into a more predictable recurring revenue model, with our managed services arrangements and delivery of our cloud-based solutions.

•

The year-over-year decrease in software and services revenues between 2015 to 2014 is primarily attributed to foreign currency movements, and to a lesser degree, continued extended sales cycles in our software and professional services business and lower demand.

Maintenance Revenues. Maintenance revenues for: (i) 2016 decreased 8% to $74.6 million, from $81.4 million for 2015; and (ii) 2015 decreased 6% to $81.4 million, from $86.6 million for 2014.

•

The year-over-year decrease from 2016 to 2015 in maintenance revenues can be mainly attributed to the timing of maintenance renewals and related revenue recognition, and is consistent with our lower software and services revenues.

•	The year-over-year decrease in maintenance revenues from 2015 to 2014 can be attributed to foreign currency movements.

Total Operating Expenses. Our operating expenses for: (i) 2016 decreased 2% to $628.3 million, from $639.4 million for 2015; and (ii) 2015 decreased 5% to $639.4 million, from $675.6 million for 2014.

•

The $11.1 million decrease in total operating expenses between 2016 and 2015 is primarily due to favorable foreign currency movements of approximately $8 million, operational cost improvements, to include the divestiture of Invotas in September 2015, and lower restructuring and reorganization costs, which offset the increased cost of sales, reflective of our increased revenues.

•

The $36.2 million decrease in total operating expenses between 2015 and 2014 is due mainly to $24 million of favorable foreign currency movements, our focus on cost improvements (to include the benefits we received from the 2014 restructuring activities), and a reduction in restructuring and reorganization costs.

The components of total expenses are discussed in more detail below. Cost of Cloud and Related Solutions (Exclusive of Depreciation). The cost of cloud and related solutions revenues consists principally of the following: (i) data processing and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.);

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

The cost of cloud and related solutions for: (i) 2016 increased 5% to $283.0 million, from $270.7 million for 2015; and (ii) 2015 decreased 2% to $270.7 million, from $277.1 million for 2014.  Total cloud and related solutions cost of revenues as a percentage of our cloud and related solutions revenues for 2016, 2015, and 2014, were 46.6%, 46.9%, and 49.3%, respectively.

•

The year-over-year increase in cost of cloud and related solutions between 2016 and 2015 is reflective of the increases we experienced in cloud and related solutions revenues and are primarily related to increased ACP cloud-based costs and the reassignment of personnel and the related costs from other areas of the business to client directed and funded work.

•

The year-over-year decrease in cost of cloud and related solutions between 2015 and 2014 is mainly due cost savings initiatives, and other decreases in variable costs, and to a lesser degree, favorable foreign currency movements.

Cost of Software and Services (Exclusive of Depreciation). The cost of software and services revenues consists principally of the following: (i) professional services organization; (ii) various product support organizations (e.g., delivery, etc.); (ii)  (iii) facilities and infrastructure costs related to these organizations; and (iv) third-party software costs and/or royalties related to certain software products. The costs related to new product development (including significant enhancements to existing products and services) are included in R&D expenses.

The cost of software and services for: (i) 2016 decreased 28% to $49.2 million, from $68.6 million for 2015; and (ii) 2015 decreased 14% to $68.6 million, from $79.6 million for 2014.

•

The year-over-year decrease in cost of software and services between 2016 and 2015 is mainly due to targeted efficiencies and cost improvements within our professional services practice, estimated costs overruns recorded in the first quarter of 2015 related to a large software and services implementation project, discussed below, and foreign currency movements.

•

The year-over-year decrease in cost of software and services between 2015 and 2014 is primarily attributed to favorable foreign currency movements, and to a lesser degree, targeted efficiencies and cost improvements within our professional services practice.

Total cost of software and services as a percentage of our software and services revenues for 2016, 2015, and 2014, were 62.0%, 73.2%, and 77.6%, respectively, with the level and variability of these percentages reflective of the negative impact of two large implementation projects.  In the first quarter of 2014, we incurred a loss of approximately $4 million related to a large software and implementation project (to be substantially completed in 2019) due to estimated cost overruns.  In the first quarter of 2015, we incurred a loss of approximately $5 million on another large software and services implementation project (substantially completed in the third quarter of 2016) due to estimated cost overruns.

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

Cost of Maintenance (Exclusive of Depreciation). The cost of maintenance consists principally of the following: (i) client support organizations (e.g., our client support call center, account management, etc.); (ii) various product support organizations (e.g., product maintenance, product management, etc.); (iii) facilities and infrastructure costs related to these organizations; and (iv) amortization of acquired intangibles.

The cost of maintenance for: (i) 2016 increased 6% to $43.0 million, from $40.4 million for 2015; and (ii) 2015 increased 24% to $40.4 million, from $32.6 million for 2014. Total cost of maintenance as a percentage of our maintenance revenues for 2016, 2015, and 2014 were 57.6%, 49.6%, and 37.7%, respectively.

•

The increase in cost of maintenance between 2016 and 2015 can be primarily attributed to the reassignment of personnel and the related costs to maintenance projects from other projects, and an increase in third party maintenance costs.

•

The increase in cost of maintenance between 2015 and 2014 can be mainly attributed to the reassignment of personnel and the related costs to maintenance projects from other projects, offset by the favorable movements in foreign currency between years.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2016 decreased 3% to $98.7 million, from $102.0 million for 2015; and (ii) 2015 decreased 3% to $102.0 million, from $104.7 million for 2014.

•	The decrease in R&D expense between 2016 and 2015 is primarily due to the reassignment of personnel and the related costs previously allocated to development projects to other area of the business.
•	The decrease in R&D expense between 2015 and 2014 can be attributed to favorable foreign currency movements.

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

As a percentage of total revenues, R&D expense for 2016, 2015, and 2014  was 13.0%, 13.5%, and 13.9%, respectively. We anticipate the level of R&D investment to trend up due to the heightened level of our planned investments for 2017.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2016 was $140.5 million, relatively consistent when compared to $139.8 million for 2015; and (ii) 2015 decreased 9% to $139.8 million, from $153.5 million for 2014.

•	SG&A expense increased $0.7 million between 2016 and 2015, due primarily to higher incentive compensation for 2016, which was offset by favorable foreign currency movements.
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

As a percentage of total revenues, SG&A expense for 2016, 2015, and 2014 was 18.5%, 18.6%, and 20.4%, respectively.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for: (i) 2016 was $13.6 million, an 8% decrease from $14.8 million for 2015; and (ii) 2015 was $14.8 million, a slight increase from $14.1 million for 2014. The decrease in depreciation expense between 2016 and 2015 is reflective of the reduced level of capital expenditures made over the last two years.  Going forward, we expect our capital expenditures to return to a more normal investment level.

Restructuring and Reorganization Charges. In 2016, 2015, and 2014, we implemented various cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $0.4 million, $3.1 million, and $14.0 million, respectively. These initiatives included: (i) the divestitures of our Invotas cyber security business and our Quaero marketing analytics business; (ii) the reorganization of our Content Direct solution to facilitate its alignment across our offerings, including management programs and incentives; (iii) reducing our workforce to further align it around our long-term growth initiatives; and (iv) the abandonment of space at some of our facility locations. We completed these initiatives in order to better align and allocate our resources around our long-term growth initiatives.

See Note 6 to our Financial Statements for additional information regarding these initiatives.

Operating Income. Operating income and operating income margin for: (i) 2016 was $132.6 million, or 17.4% of total revenues, compared to $113.1 million, or 15.0% of total revenues for 2015; and (ii) 2015 was $113.1 million, or 15.0% of total revenues, compared to $75.7 million, or 10.1% of total revenues for 2014.

•

The increases in operating income and operating income margin between 2016 and 2015 can be mainly attributed to the overall reduction in operating expenses, as discussed above, and to a lesser degree, the scale benefits from adding more customer accounts to our cloud solutions and higher revenues.

•

The increases in operating income and operating income margin between 2015 and 2014 are due primarily to the overall reduction in operating expenses, discussed above, and the scale benefits we are achieving from increasing the number of customer accounts and clients on our solutions.

For the fourth quarter of 2016, our operating margin percentage was 13.0%, which reflects our planned increased investments aimed at our long-term business growth, and coupled with higher levels of employee incentive compensation earned in the fourth quarter.  Going forward, we expect our operating income and operating margin percentage to trend downward from our 2016 full year level, as we look to increase our strategic investments in R&D, our go-to-market programs, and the operating environments for our cloud solutions (e.g. resiliency, security, etc.).

Interest Expense and Amortization of Original Issue Discount (“OID”). Our interest expense relates primarily to our 2010 and 2016 Convertible Notes and our Credit Agreement. See Note 5 to our Financial Statements for additional discussion of our long-term debt, to include the non-cash interest expense related to the amortization of the convertible debt OID.

Interest expense for: (i) 2016 increased 48% to $16.3 million, from $11.0 million for 2015; and (ii) 2015 increased to $11.0 million, from $10.5 million for 2014.

•

The increase in interest expense between 2016 and 2015 is mainly due to the interest on the 2016 Convertible Notes, which were issued in March 2016, offset by the decrease in interest on the 2010 Convertible Notes due to repurchases throughout 2016.

•

The increase in interest expense between 2015 and 2014 can be mainly attributed to the higher average debt balance outstanding in 2015 as compared to 2014 as a result of the additional $30 million that was borrowed in conjunction with the refinancing of the credit agreement in February 2015.

Loss on Repurchase of Convertible Notes.  During 2016, we repurchased $115.3 million aggregated principal amount of the 2010 Convertible Notes for an aggregated purchase price of $215.7 million, and recognized a loss on the repurchases of $8.7 million.

Income Tax Provision. Our effective income tax rates for 2016, 2015, and 2014 were as follows:

2016	2015 (1)	2014 (1)
37%	35%	42%
(1)	Our 2015 effective tax rate was positively impacted by improved earnings in our non-U.S. operations.

As further discussed in Note 2 to our consolidated financial statements, we will adopt Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) in the first quarter of 2017.  This ASU requires a change in the recognition of excess tax benefits and tax deficiencies, related to share-based payment transactions, which are currently recorded in equity, and will be recorded as a component of income tax expense in the income statement.  We anticipate the adoption of this ASU will have an approximate three to four percentage point decrease on our 2017 effective income tax rate.

Liquidity

Cash and Liquidity. As of December 31, 2016, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $276.5 million, compared to $240.9 million as of December 31, 2015. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2015 Agreement, we have a $200 million senior secured revolving loan facility (“Revolver”) with a syndicate of financial institutions that expires in February 2020.  As of December 31, 2016, there were no borrowings outstanding on the Revolver. The Credit Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2016, and the date of this filing, we believe that we are in compliance with the provisions of the Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31,	December 31,
	2016	2015
Americas (principally the U.S.)	$220,269	$199,117
Europe, Middle East and Africa	46,941	36,396
Asia Pacific	9,288	5,423
Total cash, equivalents and short-term investments	$276,498	$240,936

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls. As of December 31, 2016, we had $4.3 million of cash restricted as to use to collateralize outstanding letters of credit.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term cloud-based and managed services arrangements (mostly billed monthly), and software maintenance agreements (billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenues are sources of cash, but the payment streams for these items are less predictable.

The primary use of our cash is to fund our operating activities. Over half of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) data processing and related services and communication lines for our outsourced cloud-based business; (ii) paper, envelopes, and related supplies for our statement processing solutions; (iii) hardware and software; and (iv) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A summary of our material contractual obligations is provided below.

Our 2016 and 2015 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2016:
March 31 (1)(2)	$36,755	$(26,081)	$10,674
June 30	28,880	11,211	40,091
September 30 (3)	31,309	(22,568)	8,741
December 31 (4)	29,178	(4,498)	24,680
Total	$126,122	$(41,936)	$84,186
2015:
March 31 (1)	$26,193	$(7,257)	$18,936
June 30	26,770	12,806	39,576
September 30	33,187	(7,353)	25,834
December 31	27,688	24,925	52,613
Total	$113,838	$23,121	$136,959

(1)

Cash flows from operating activities for the first quarter of 2016 and 2015 reflect the negative impacts of the payment of the 2015 and 2014 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for those items.

(2)	Cash flows from operating activities for the first quarter of 2016 were negatively impacted by a prospective change in the timing of payment terms for a key vendor related to postage.
(3)

For the third quarter of 2016, cash flows from operating activities were negatively impacted by the increase in the accounts receivable balance primarily related to the timing around certain recurring client payments that were delayed at quarter-end.

(4)

Cash flows from operating activities for the fourth quarter of 2016 were negatively impacted by year-end working capital timing fluctuations, and a payment made at year-end as part of the closure of several years of outstanding tax audits with the IRS.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2016:
March 31	$185,297	$(3,647)	$181,650	61
June 30	182,640	(3,726)	178,914	63
September 30	204,516	(2,906)	201,610	69
December 31	212,010	(3,080)	208,930	70
2015:
March 31	$183,283	$(3,187)	$180,096	64
June 30	176,206	(3,937)	172,269	65
September 30	181,225	(3,878)	177,347	62
December 31	182,454	(3,600)	178,854	60

The increases in gross and net billed accounts receivable at September 30, 2016 and December 31, 2016 are primarily related to the timing around certain recurring customer payments that were delayed at each quarter end, thus negatively impacting our DBO for the third and fourth quarters of 2016.

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

Unbilled Trade Accounts Receivable

Revenue earned and recognized prior to the scheduled billing date of an item is reflected as unbilled accounts receivable. Our unbilled accounts receivable as of the end of the indicated periods are as follows (in thousands):

	2016	2015
March 31	$39,236	$44,281
June 30	34,518	47,216
September 30	33,934	46,795
December 31	30,828	41,110

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

Trade Accounts Payable

Trade accounts payable decreased $8.3 million, to $35.1 million as of December 31, 2016, compared to $43.4 million as of December 31, 2015, due primarily to a prospective change in the timing of payment terms for a key vendor related to postage costs.

Accrued Employee Compensation

Accrued employee compensation increased $5.7 million to $65.3 million as of December 31, 2016, compared to $59.6 million as of December 31, 2015, with the increase mainly due to an increase in accrued incentive compensation.

Income Taxes Payable/Receivable

For 2016, our cash flows used by operating activities related to income taxes payable/receivable was $14.2 million, compared to cash flows provided by operating activities related to income taxes payable/receivable of $9.0 million for 2015.  This net $23.2 million change is primarily due to the timing of our estimated Federal and state income tax payments and the payment made at year-end as part of the closure of several years of outstanding tax audits with the IRS.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.

During 2016, 2015, and 2014 we purchased $197.0 million, $181.6 million, and $190.4 million, respectively, and sold or had mature $157.8 million, $193.0 million, and $197.5 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.

Our annual capital expenditures for property and equipment, and investments in client contracts were as follows (in thousands):

	2016	2015	2014
Property and equipment	$14,263	$18,845	$25,985
Client contracts	7,587	8,018	5,600

Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) statement production equipment.

Our investments in client contracts for 2016, 2015, and 2014 relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our managed services solutions; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term managed services arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related services are performed. For 2016, 2015, and 2014 our: (i) investments in client contracts related to cash incentives were $1.5 million, $1.8 million, and $3.0 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term managed services contracts were $6.1 million, $6.2 million, and $2.6 million, respectively.

Proceeds from the Disposition of Business Operations.

During 2016, we received additional cash proceeds totaling $8.9 million related to the sale of our cyber-security business marketed under the Invotas brand.  The proceeds were contingent on a liquidation event, as defined in the sale agreement.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock.

Proceeds from the issuance of common stock for 2016, 2015, and 2014 were $1.5 million, $1.5 million, and $1.4 million, respectively, and relates primarily to employee stock purchase plan purchases.

Repurchase of Common Stock.

During 2016, 2015, and 2014 we repurchased approximately 318,000, 1,838,000, and 733,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $11.6 million, $56.9 million, and $19.1 million, respectively.  Of our 2015 stock repurchases, $50 million was repurchased under an ASR Agreement entered into in March 2015.

Additionally, outside of our Stock Repurchase Program, during 2016, 2015, and 2014, we repurchased from our employees and then cancelled approximately 344,000 shares, 265,000 shares, and 252,000 shares of our common stock for $13.6 million, $8.1 million, and $6.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividends Paid on Common Stock.

During 2016, 2015, and 2014, the Board approved dividend payments totaling $23.8 million, $22.9 million, and $21.3 million, respectively, of which $24.1 million, $22.2 million, and $20.5 million, respectively, had been paid through December 31, 2016, 2015, and 2014 (with the differences attributed to unvested incentive shares that are paid upon vesting).

Long-term debt.

 In March 2016, we completed an offering of $230 million of 4.25% senior subordinated convertible notes due March 15, 2036, paid $6.7 million of deferred financing costs, and repurchased $115.3 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of $215.7 million.

In February 2015 we amended our 2012 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2015 Credit Agreement, resulting in a net increase of available cash of $30.0 million. As part of this refinancing, we paid $2.7 million of deferred financing costs.  As of December 31, 2016, the total Term Loan balance outstanding was $135.0 million.

Additionally, during 2016, 2015, and 2014 we made principal repayments of $7.5 million, $7.5 million, and $15.0 million, respectively, on our long-term debt balance.  See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Balance Sheet but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2016, and the future periods in which such obligations are expected to be settled in cash (in thousands).

		Less than			More than
	Total	1 Year	Years 2-3	Years 4-5	5 Years
Long-term debt	$601,834	$64,139	$71,158	$94,799	$371,738
Leases	72,132	13,007	22,979	14,567	21,579
Purchase obligations	279,747	76,671	90,436	81,853	30,787
Other obligations	11,488	5,744	5,744	-	-
Total	$965,201	$159,561	$190,317	$191,219	$424,104

The contractual obligation amounts reflected for our long-term debt are as of December 31, 2016, based upon the following assumptions:

(i)

our 2010 Convertible Notes will remain outstanding through their maturity date of March 1, 2017; upon settlement, our cash obligation will not exceed the principal amount; and interest paid through maturity is at a rate of 3.0% per annum (see further discussion of our cash and non-cash obligations related to the 2010 Convertible Notes in Capital Resources below);

(ii)

our 2016 Convertible Notes will remain outstanding through their maturity date of March 15, 2036 (although the 2016 Convertible Notes can be converted during the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 and holders may require us to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 14, 2026 and March 15, 2031); upon settlement, our cash obligation will not exceed the principal amount; and interest paid through maturity is at a rate of 4.25%.

(iii)

our Credit Agreement includes the mandatory quarterly amortization payments on the term loan as of December 31, 2016, and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2016.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

The operating leases are discussed in Note 9 to our Financial Statements. As of December 31, 2016, our purchase obligations consist primarily of our expected minimum base fees under the Infocrossing service agreement (discussed in Note 9 to our Financial Statements).

The other obligations reflect the requirement for us to pay cash of approximately $11 million ratably over two years related to the deferred income tax liabilities associated with our repurchase of the 2004 Convertible Debt Securities as discussed in Note 7 to our Financial Statements.

Of the total contractual obligations and commercial commitments above, approximately $438 million is reflected on our Balance Sheet.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of December 31, 2016, we had cash, cash equivalents, and short-term investments of $276.5 million, of which approximately 77% is in U.S. Dollars and held in the U.S. We have $4.3 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of December 31, 2016, we had a $200 million revolving loan facility, the 2015 Revolver, with a syndicate of financial institutions.  As of December 31, 2016, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.  The 2015 Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years.  Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of December 31, 2016, we had 6.7 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock.

During 2016, we repurchased 0.3 million shares of our common stock for $11.6 million (weighted-average price of $36.07 per share).

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

•

Cash Dividends. During the year ended December 31, 2016, the Board declared dividends totaling $23.8 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•	Capital Expenditures. During 2016, we spent $14.3 million on capital expenditures. As of December 31, 2016, we had committed to purchase approximately $8 million of equipment.
•

Investments in Client Contracts. In the past, we have provided incentives to new or existing U.S. cloud-based clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During 2016, we made investments in client contracts of $7.6 million.

We have issued stock warrants to Comcast (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of December 31, 2016, 1.4 million Stock Warrants had vested based on the terms of the Warrant Agreement.

In January 2017, Comcast exercised 1.4 million vested Stock Warrants.  We net share settled the exercise of the Stock Warrants by delivering approximately 649,000 shares of our common stock that we were holding as treasury shares.  After this exercise, approximately 1.5 million Stock Warrants are outstanding, none of which are vested as of the date of this filing.

The Stock Warrants are discussed in more detail in Note 10 to our Financial Statements.

•

Long-Term Debt. As discussed above, in March 2016, we completed an offering of $230 million of 4.25% senior subordinated convertible notes due March 15, 2036 (the 2016 Convertible Notes).  As of December 31, 2016, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230 million; (ii) 2010 Convertible Notes with a par value of $34.7 million; and (ii) 2015 Credit Agreement term loan borrowings of $135 million.

2016 Convertible Notes

The net proceeds from the sale of the 2016 Convertible Notes were approximately $223 million after deducting the initial purchasers’ discount and estimated financing costs payable by us.  As of December 31, 2016, we have repurchased approximately $115 million aggregate principal amount of our 2010 Convertible Notes for a total purchase price of approximately $216 million with the net proceeds from the offering of the 2016 Convertible Notes.  After these repurchases, the remaining aggregate principal outstanding on the 2010 Convertible Notes is $34.7 million.  The remainder of the net proceeds will be used to settle the par value of the outstanding 2010 Convertible Notes.

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2010 Convertible Notes

Beginning September 1, 2016, holders of the 2010 Convertible Notes can elect to convert their securities at any time with settlement occurring on March 1, 2017.  Upon any conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we are required to pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value we will satisfy the remaining conversion obligation in our common stock.  On March 1, 2017, we will cash settle  $34.7 million par value of the 2010 Convertible Notes and pay approximately $0.5 million of interest. The difference between the par value payable in cash upon conversion and the total settlement value of the 2010 Convertible Notes of $39.8 million will be settled with common stock. The final settlement amount is based upon a 20-day observation period of our stock price through February 24, 2017.

2015 Credit Agreement

Our 2015 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for 2017 is $15.0 million, and $4.1 million, respectively. We have the ability to make prepayments on our 2015 Credit Agreement without penalty.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2016, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2016 Convertible Notes and our 2010 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 5 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the December 31, 2016 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments. Our cash and cash equivalents as of December 31, 2016 and 2015 were $126.4 million and $132.6 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2016 and 2015 were $150.1 million and $108.3 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of December 31, 2016, the fair value of the 2016 Convertible Notes and the 2010 Convertible Notes was estimated at $258.2 million and $74.8 million, respectively, using quoted market prices.

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

During the year ended December 31, 2016, we generated approximately 89% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of December 31, 2016 and 2015, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2016		December 31, 2015
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(18)	$3,753	$-	$2,646
Euro	(135)	12,402	(179)	10,063
U.S. Dollar	(197)	20,248	(346)	18,551
Other	-	2,419	(53)	3,709
Totals	$(350)	$38,822	$(578)	$34,969

A hypothetical adverse change of 10% in the December 31, 2016 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited CSG Systems International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSG Systems International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSG Systems International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSG Systems International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended  December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska

February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CSG Systems International, Inc.:

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSG Systems International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSG Systems International, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska

February 24, 2017

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$126,351	$132,631
Short-term investments	150,147	108,305
Total cash, cash equivalents and short-term investments	276,498	240,936
Trade accounts receivable:
Billed, net of allowance of $3,080 and $3,600	208,930	178,854
Unbilled	30,828	41,110
Income taxes receivable	11,931	4,038
Other current assets	31,751	35,153
Total current assets	559,938	500,091
Non-current assets:
Property and equipment, net of depreciation of $122,866 and $112,282	33,116	35,992
Software, net of amortization of $99,316 and $95,094	30,427	35,095
Goodwill	201,094	219,724
Client contracts, net of amortization of $96,723 and $87,890	40,675	39,738
Deferred income taxes	14,218	17,462
Other assets	12,411	14,629
Total non-current assets	331,941	362,640
Total assets	$891,879	$862,731
LIABILITIES, CURRENT PORTION OF LONG-TERM DEBT CONVERSION OBLIGATION AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized discounts of $296 and $8,632	$49,426	$148,868
Client deposits	33,916	33,694
Trade accounts payable	35,118	43,392
Accrued employee compensation	65,341	59,607
Deferred revenue	45,064	41,907
Income taxes payable	822	8,962
Other current liabilities	22,342	22,980
Total current liabilities	252,029	359,410
Non-current liabilities:
Long-term debt, net of unamortized discounts of $23,007 and $4,738	326,993	130,262
Deferred revenue	6,694	9,828
Income taxes payable	2,245	4,413
Deferred income taxes	99	182
Other non-current liabilities	12,618	12,791
Total non-current liabilities	348,649	157,476
Total liabilities	600,678	516,886
Current portion of long-term debt conversion obligation	39,841	-
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 3,971 and 4,664 shares reserved for employee stock purchase plan and stock incentive plans; 32,261 and 32,555 shares outstanding	672	672
Common stock warrants; 2,851 and 2,851 warrants issued and outstanding	16,007	7,310
Additional paid-in capital	391,209	503,254
Treasury stock, at cost, 34,919 and 34,601 shares	(826,002)	(814,437)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(159)	(97)
Cumulative foreign currency translation adjustments	(45,213)	(26,288)
Accumulated earnings	714,846	675,431
Total stockholders' equity	251,360	345,845
Total liabilities, current portion of long-term debt conversion obligation and stockholders' equity	$891,879	$862,731

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Cloud and related solutions	$606,936	$577,410	$562,109
Software and services	79,400	93,678	102,585
Maintenance	74,622	81,432	86,592
Total revenues	760,958	752,520	751,286
Cost of revenues (exclusive of depreciation, shown separately below):
Cloud and related solutions	282,952	270,715	277,084
Software and services	49,202	68,597	79,640
Maintenance	42,993	40,429	32,619
Total cost of revenues	375,147	379,741	389,343
Other operating expenses:
Research and development	98,683	101,950	104,712
Selling, general and administrative	140,467	139,839	153,488
Depreciation	13,616	14,776	14,084
Restructuring and reorganization charges	416	3,074	13,969
Total operating expenses	628,329	639,380	675,596
Operating income	132,629	113,140	75,690
Other income (expense):
Interest expense	(16,262)	(10,967)	(10,453)
Amortization of original issue discount	(4,866)	(6,246)	(5,781)
Interest and investment income, net	2,457	1,038	798
Loss on repurchase of convertible notes	(8,651)	-	-
Other, net	(5,308)	(624)	1,268
Total other	(32,630)	(16,799)	(14,168)
Income before income taxes	99,999	96,341	61,522
Income tax provision	(37,117)	(33,774)	(25,811)
Net income	$62,882	$62,567	$35,711

Weighted-average shares outstanding:
Basic	30,968	31,051	32,449
Diluted	33,014	33,438	33,736

Earnings per common share:
Basic	$2.03	$2.01	$1.10
Diluted	1.90	1.87	1.06

Cash dividends declared per common share	$0.74	$0.70	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$62,882	$62,567	$35,711
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18,925)	(12,902)	(15,060)
Unrealized holding gains (losses) on short-term investments arising during period	(62)	(103)	(35)
Cash flow hedges:
Unrealized gains on change in fair value of interest rate swap contracts (net of tax effect of $0, $0, and $110)	-	-	195
Reclassification adjustment for losses included in net income (net of tax effect of $0, $0, and $(55))	-	-	(97)
Net change in cash flow hedges	-	-	98
Other comprehensive loss, net of tax	(18,987)	(13,005)	(14,997)
Total comprehensive income, net of tax	$43,895	$49,562	$20,714

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
BALANCE, January 1, 2014	33,745	$658	$-	$473,190	$(738,372)	$1,617	$621,169	$358,262

Comprehensive income:
Net income	-	-	-	-	-	-	35,711
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	(35)	-
Unrealized pension plan gains and prior service costs, net of tax	-	-	-	-	-	98	-
Foreign currency translation adjustments	-	-	-	-	-	(15,060)	-
Total comprehensive income								20,714
Repurchase of common stock	(985)	(2)	-	(6,925)	(19,106)	-	-	(26,033)
Issuance of common stock pursuant to employee stock purchase plan	61	-	-	1,394	-	-	-	1,394
Stock-based compensation income tax benefits	-	-	-	2,060	-	-	-	2,060
Issuance of restricted common stock pursuant to stock-based compensation plans	1,261	11	-	(11)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(137)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	16,706	-	-	-	16,706
Issuance of common stock warrants, granted to Comcast	-	-	6,694	-	-	-	-	6,694
Declaration of cash dividends	-	-	-	-	-	-	(21,164)	(21,164)
BALANCE, December 31, 2014	33,945	$667	$6,694	$486,414	$(757,478)	$(13,380)	$635,716	$358,633

Comprehensive income:
Net income	-	-	-	-	-	-	62,567
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	(103)	-
Foreign currency translation adjustments	-	-	-	-	-	(12,902)	-
Total comprehensive income								49,562
Repurchase of common stock	(2,103)	(3)	-	(8,065)	(56,959)	-	-	(65,027)
Issuance of common stock pursuant to employee stock purchase plan	59	1	-	1,546	-	-	-	1,547
Stock-based compensation income tax benefits	-	-	-	2,185	-	-	-	2,185
Issuance of restricted common stock pursuant to stock-based compensation plans	728	8	-	(8)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(74)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	21,181	-	-	-	21,181
Issuance of common stock warrants, granted to Comcast	-	-	616	-	-	-	-	616
Declaration of cash dividends	-	-	-	-	-	-	(22,852)	(22,852)
BALANCE, December 31, 2015	32,555	672	7,310	503,254	(814,437)	(26,385)	675,431	345,845

Comprehensive income:
Net income	-	-	-	-	-	-	62,882
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(62)	-
Foreign currency translation adjustments	-	-	-	-	-	(18,925)	-
Total comprehensive income								43,895
Repurchase of common stock	(662)	(3)	-	(13,628)	(11,565)	-	-	(25,196)
Issuance of common stock pursuant to employee stock purchase plan	44	-	-	1,547	-	-	-	1,547
Stock-based compensation income tax benefits	-	-	-	4,729	-	-	-	4,729
Issuance of restricted common stock pursuant to stock-based compensation plans	572	5	-	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(248)	(2)	-	2	-	-	-	-
Stock-based compensation expense	-	-	-	22,745	-	-	-	22,745
Issuance of common stock warrants, granted to Comcast	-	-	8,697	-	-	-	-	8,697
Issuance of convertible notes	-	-	-	9,816	-	-	-	9,816
Repurchase of convertible notes, net of tax	-	-	-	(97,410)	-	-	-	(97,410)
Debt conversion obligation reclassification	-	-	-	(39,841)	-	-	-	(39,841)
Declaration of cash dividends	-	-	-	-	-	-	(23,467)	(23,467)
BALANCE, December 31, 2016	32,261	$672	$16,007	$391,209	$(826,002)	$(45,372)	$714,846	$251,360

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2016	2015	2014
Cash flows from operating activities:
Net income	$62,882	$62,567	$35,711
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	13,616	14,776	14,084
Amortization	27,626	29,281	33,553
Amortization of original issue discount	4,866	6,246	5,781
Asset impairment	-	1,685	-
(Gain) loss on short-term investments and other	(83)	177	1,123
Loss on repurchase of convertible notes	8,651	-	-
Gain on disposition of business operations	(6,611)	(3,733)	(222)
Deferred income taxes	(2,811)	(16,106)	41
Excess tax benefit of stock-based compensation awards	(4,729)	(2,185)	(2,060)
Stock-based compensation	22,715	21,130	16,655
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(23,243)	1,831	(14,326)
Other current and non-current assets	255	(5,387)	(3,230)
Income taxes payable/receivable	(14,167)	8,953	(2,260)
Trade accounts payable and accrued liabilities	(5,738)	13,916	4,359
Deferred revenue	957	3,808	(5,558)
Net cash provided by operating activities	84,186	136,959	83,651

Cash flows from investing activities:
Purchases of property and equipment	(14,263)	(18,845)	(25,985)
Purchases of short-term investments	(196,967)	(181,553)	(190,427)
Proceeds from sale/maturity of short-term investments	157,825	192,994	197,466
Acquisition of and investments in business, net of cash acquired	-	(1,300)	-
Acquisition of and investments in client contracts	(7,587)	(8,018)	(5,600)
Proceeds from the disposition of business operations	8,850	-	1,130
Net cash used in investing activities	(52,142)	(16,722)	(23,416)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,547	1,547	1,394
Payment of cash dividends	(24,110)	(22,238)	(20,530)
Repurchase of common stock	(25,196)	(65,027)	(25,138)
Payments on acquired asset financing	-	(829)	(1,097)
Proceeds from long-term debt	230,000	150,000	-
Payments on long-term debt	(7,500)	(127,500)	(15,000)
Repurchase of convertible notes	(215,676)	-	-
Payments of deferred financing costs	(6,744)	(2,742)	-
Excess tax benefit of stock-based compensation awards	4,729	2,185	2,060
Net cash used in financing activities	(42,950)	(64,604)	(58,311)
Effect of exchange rate fluctuations on cash	4,626	(4,714)	(2,898)

Net increase (decrease) in cash and cash equivalents	(6,280)	50,919	(974)

Cash and cash equivalents, beginning of period	132,631	81,712	82,686
Cash and cash equivalents, end of period	$126,351	$132,631	$81,712

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$12,191	$8,380	$8,265
Income taxes	53,020	41,860	25,153

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Englewood, Colorado. We are a provider of business support solutions, primarily serving the global communications industry. We have over thirty years of experience supporting communications service providers’ management of their revenue, customer interactions, and digital ecosystem as they advance their video, voice, data content, and digital services to consumers. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the complex, transformative needs of service providers. We are a S&P SmallCap 600 company.

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

Revenue Recognition. We use various judgments and estimates in connection with the determination of the amount of revenues to be recognized in each accounting period. Our primary revenue recognition criteria include: (i) persuasive evidence of an arrangement; (ii) delivery; (iii) fixed or determinable fees; and (iv) collectability of fees.

Cloud and Related Solutions.

Our cloud and related solutions revenue relates to: (i) our cloud-based, revenue management and content monetization solutions, and various related services; and (ii) our managed services offering in which we operate software solutions (primarily our software solutions) on behalf of our clients.

We contract for our cloud-based solutions using long-term arrangements whose terms have typically ranged from three to ten years. The long-term cloud-based arrangements include multiple services delivered each month, to include such things as: (i) revenue billing and data processing services; (ii) business support services (e.g., workforce management tools, consumer credit verifications, etc.); (iii) content monetization and delivery functions; and (iv) customer statement invoice printing and mailing services. The fees for these deliverables typically are billed to our clients monthly based upon actual monthly volumes and/or usage of services (e.g., the number of client customers processed on our systems, the number of transactions processed on our systems, and/or the quantity and content of the monthly statements and mailings processed through our systems) or on a fixed monthly fee.

We contract for our other related solutions such as managed services using long-term arrangements whose terms have typically ranged from three to five years.  Under managed services agreements, we may operate software products (primarily our software solutions) on behalf of our clients: (i) out of a client’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center we contract with for such services. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end user billing services.

We recognize cloud and related solutions revenue on a monthly basis as we provide the services.

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

Postage. We pass through to our clients the cost of postage that is incurred on behalf of those clients, and typically require an advance payment on expected postage costs. These advance payments are included in client deposits in the accompanying Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements for those clients where we require advance deposits, and include the net amount (which is not material) in cloud and related solutions revenues.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2016 and 2015, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of December 31, 2016 and 2015, we had $4.3 million and $5.0 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2016 and 2015 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of December 31, 2016 and 2015 have contractual maturities of less than two years from the time of acquisition. Our short-term investments at December 31, 2016 and 2015 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments in 2016, 2015, and 2014 were $157.8 million, $193.0 million, and $197.5 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$6,531	$—	$6,531	$35,730	$—	$35,730
Commercial paper	—	24,826	24,826	—	17,245	17,245
Short-term investments:
Corporate debt securities	—	109,140	109,140	—	77,898	77,898
Municipal bonds	—	—	—	—	2,763	2,763
U.S. government agency bonds	—	26,513	26,513	—	16,201	16,201
Asset-backed securities	—	14,494	14,494	—	11,443	11,443
Total	$6,531	$174,973	$181,504	$35,730	$125,550	$161,280

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit agreement (carrying value including current maturities)	$135,000	$135,000	$142,500	$142,500
2010 Convertible debt (par value)	34,722	74,795	150,000	237,900
2016 Convertible debt (par value)	230,000	258,175	—	—

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note 5 for discussion regarding our debt.

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

We generally do not require collateral or other security to support accounts receivable. We evaluate the credit worthiness of our clients in conjunction with our revenue recognition processes, as well as through our ongoing collectability assessment processes for accounts receivable. We maintain an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific clients, historical trends, and other information. We use various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. See Note 3 for additional details of our concentration of accounts receivable.

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$3,600	$3,323	$2,359
Additions to expense	614	533	1,406
Write-offs	(1,102)	(318)	(465)
Recoveries	—	89	—
Other	(32)	(27)	23
Balance, end of year	$3,080	$3,600	$3,323

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

Software. We expend substantial amounts on R&D, particularly for new products and services, or for enhancements of existing products and services. For development of software products that are to be licensed by us, we expense all costs related to the development of the software until technological feasibility is established. For development of software to be used internally (e.g., cloud-based systems software), we expense all costs prior to the application development stage.

During 2016, 2015, and 2014, we expended $98.7 million, $102.0 million, and $104.7 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2016, 2015, and 2014, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2016 and 2015 Balance Sheets.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2016	2015	2014
Basic weighted-average common shares	30,968	31,051	32,449
Dilutive effect of restricted common stock	603	624	569
Dilutive effect of 2010 Convertible Notes	1,062	1,633	717
Dilutive effect of Stock Warrants	381	130	1
Diluted weighted-average common shares	33,014	33,438	33,736

In 2016, we repurchased 0.3 million shares of our common stock under our stock repurchase program.

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

Potentially dilutive common shares related to unvested restricted stock and Stock Warrants excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

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

Accounting Pronouncement Issued But Not Yet Effective. The FASB has issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date which deferred the effective date of ASU 2014-09 for one year. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. Collectively, this ASU is a single comprehensive model which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The accounting guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted.  An entity may choose to adopt this ASU either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the standard.

We are currently evaluating the impact this ASU will have to our accounting policies, business processes and potential differences in the timing and/or method of revenue recognition for our customer contracts. In conjunction with this evaluation, we are updating our policies to align with the new accounting guidance as well as evaluating our significant customer contracts to determine if the guidance will materially impact our existing portfolio of customer contracts. In addition, we will review new contracts entered into up until the adoption of the ASU. Based upon our initial evaluations, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements. We currently intend to adopt the ASU in the first quarter of 2018, utilizing the cumulative effect approach.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method.  We are currently in the process of evaluating the impact this ASU will have on our Financial Statements.  Currently, we plan to early adopt this ASU in the first quarter of 2018.  Based on our initial evaluations, we believe the adoption of this standard will have a material impact on our consolidated balance sheet.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The methods of adoption for this ASU vary by amendment.  We plan to adopt this ASU in the first quarter of 2017, prospectively applying the guidance related to the recognition of excess tax benefits and tax deficiencies in the income statement and the presentation of excess tax benefits on the statement of cash flows.  We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers. This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted, and requires a modified retrospective transition method. We are currently in the process of evaluating the impact that this new guidance will have on our Financial Statements.

3.	Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2016, we have one reportable segment.

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer interactions and then manage the intricate nature of those customer relationships. Our core billing and customer care platform, Advanced Convergent Platform (“ACP”), is a pre-integrated cloud-based platform. We generate a substantial percentage of our revenues by providing our ACP cloud-based and customer interaction management solutions, and related software products (e.g., Advanced Customer Service Representative, Workforce Express, etc.) to the North American cable and satellite markets. Our next-generation solution, Ascendon, a SaaS-based, cloud platform, that provides a trusted path to digital transformation. Additionally, we license certain software products (e.g., WBMS, TSM, and Singleview) and provide our professional services to implement, configure, and maintain these software products, and allow clients to effectively roll out new products as well as attract and retain customers. We also provide our software solutions under managed services arrangements, where we assume long-term responsibility for delivering our solutions and related operations under a defined scope and specified service levels.

Geographic Regions. For 2016 and 2015, 86% and 84%, respectively, of our revenues were attributable to our operations in the Americas. We use the location of the client as the basis of attributing revenues to individual regions.

Financial information relating to our operations by geographic region is as follows (in thousands):

Total Revenues:

	2016	2015	2014
Americas (principally the U.S.)	$652,376	$634,389	$636,482
Europe, Middle East and Africa (principally Europe)	69,425	78,711	79,535
Asia Pacific	39,157	39,420	35,269
Total revenues	$760,958	$752,520	$751,286

Property and Equipment:	As of December 31,
	2016	2015
Americas (principally the U.S.)	$28,003	$29,052
Europe, Middle East and Africa (principally Europe)	2,749	3,879
Asia Pacific	2,364	3,061
Total property and equipment	$33,116	$35,992

Significant Clients and Industry Concentration. A large percentage of our historical revenues have been generated from our largest clients, which are Comcast Corporation (“Comcast”), the combined Charter Communications, Inc. (“Charter”)/Time Warner Cable, Inc. (“Time Warner”) entity, resulting from Charter’s acquisition of Time Warner in May 2016, and the subsequent assignment of the Time Warner agreement to Charter, and DISH Network Corporation (“DISH”).  To provide a consistent basis of comparison, the Charter and Time Warner revenues and accounts receivable balances are combined in the following tables for all periods prior to the acquisition without adjustment.

Revenues from these clients represented the following percentages of our total revenues for the following years:

	2016	2015	2014
Comcast	26%	24%	22%
Charter/Time Warner (combined for all periods)	21%	21%	20%
DISH	13%	14%	15%

As of December 31, 2016 and 2015, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2016	2015
Comcast	25%	30%
Charter/Time Warner (combined for all periods)	24%	13%
DISH	10%	13%

We expect to continue to generate a significant percentage of our future revenues from our largest clients, mentioned above.  There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. Should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial position and results of operations.

4.	Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives
	(Years)	2016	2015
Computer equipment	3-5	$74,640	$70,408
Leasehold improvements	5-10	15,013	15,226
Operating equipment	3-8	57,210	53,494
Furniture and fixtures	8	9,119	9,146
		155,982	148,274
Less - accumulated depreciation		(122,866)	(112,282)
Property and equipment, net		$33,116	$35,992

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill in 2015 and 2016 is as follows (in thousands):

January 1, 2015 balance	$225,269
Adjustments related to prior acquisitions	(60)
Effects of changes in foreign currency exchange rates	(5,485)
December 31, 2015 balance	219,724
Adjustments related to prior acquisitions	(60)
Effects of changes in foreign currency exchange rates	(18,570)
December 31, 2016, balance	$201,094

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

As of December 31, 2016 and 2015, the carrying values of these assets were as follows (in thousands):

	2016			2015
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Investments in client contracts (1)	$37,482	$(23,265)	$14,217	$25,176	$(17,060)	$8,116
Capitalized costs (2)	16,831	(5,130)	11,701	10,868	(2,489)	8,379
Acquired client contracts (3)	83,085	(68,328)	14,757	91,584	(68,341)	23,243
Total client contracts	$137,398	$(96,723)	$40,675	$127,628	$(87,890)	$39,738

The aggregate amortization related to client contracts included in our operations for 2016, 2015, and 2014, was as follows (in thousands):

	2016	2015	2014
Investments in client contracts (1)	$6,591	$5,165	$6,409
Capitalized costs (2)	2,755	1,334	1,007
Acquired client contracts (3)	6,683	8,902	11,951
Total client contracts	$16,029	$15,401	$19,367
(1)

Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems. Investments in client contracts related to client incentives are amortized ratably over the lives of the respective client contracts, which as of December 31, 2016, have termination dates that range from 2017 through 2022. Amortization of the investments in client contracts related to client incentives is reflected as a reduction in cloud and related solutions revenues in our Income Statements.

(2)

Capitalized costs related to client conversion/set-up services related to long-term cloud-based or managed services arrangements are generally amortized proportionately over the contract period that the services are expected to be provided, and are primarily reflected in cost of cloud and related solutions in our Income Statements.

(3)

Acquired client contracts represent assets acquired in our prior business acquisitions. Acquired client contracts are being amortized over their estimated useful lives ranging from five to ten years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized.  Classification of the amortization of acquired client contracts generally follows where the acquired business’ cost of revenues is categorized in our Income Statements.

The weighted-average remaining amortization period of client contracts as of December 31, 2016 was approximately 38 months. Based on the December 31, 2016 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be:  2017 – $16.3 million; 2018 – $12.6 million; 2019 – $7.9 million; 2020 – $3.0 million; and 2021 – $0.2 million.

Software

Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software.

As of December 31, 2016 and 2015, the carrying values of these assets were as follows (in thousands):

	2016			2015
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired software (4)	$65,500	$(62,306)	$3,194	$66,798	$(61,475)	$5,323
Internal use software (5)	64,243	(37,010)	27,233	63,391	(33,619)	29,772
Total software	$129,743	$(99,316)	$30,427	$130,189	$(95,094)	$35,095

The aggregate amortization related to software included in our operations for 2016, 2015, and 2014, was as follows (in thousands):

	2016	2015	2014
Acquired software (4)	$1,806	$3,081	$3,457
Internal use software (5)	7,510	8,048	8,404
Total software	$9,316	$11,129	$11,861
(4)	Acquired software represents the software intangible assets acquired in our prior business acquisitions, which are being amortized over their estimated useful lives ranging from five to ten years.
(5)

Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses.  Internal use software is amortized over its estimated useful life ranging from twelve months to ten years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2016 was approximately 61 months.  Based on the December 31, 2016 net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2017 – $8.4 million; 2018 – $6.5 million; 2019 – $5.0 million; 2020 – $3.6 million; and 2021 – $2.6 million.

5.	Debt

As of December 31, 2016 and 2015, our long-term debt was as follows (in thousands):

	December 31,	December 31,
	2016	2015
Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 2.75% at December 31, 2016)	$135,000	$142,500
Less - deferred financing costs	(3,489)	(4,738)
Term loan, net of unamortized discounts	131,511	137,762
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	—
Less – unamortized original issue discount	(14,005)	—
Less – deferred financing costs	(5,513)	—
2016 Convertible Notes, net of unamortized discounts	210,482	—
2010 Convertible Notes – Senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%	34,722	150,000
Less – unamortized original issue discount	(272)	(7,923)
Less – deferred financing costs	(24)	(709)
2010 Convertible Notes, net of unamortized discounts	34,426	141,368
Total debt, net of unamortized discounts	376,419	279,130
Current portion of long-term debt, net of unamortized discounts	(49,426)	(148,868)
Long-term debt, net of unamortized discounts	$326,993	$130,262

Credit Agreement.

In February 2015, we entered into an amended and restated $350 million credit agreement with several financial institutions (the “2015 Credit Agreement”).  The 2015 Credit Agreement provided borrowings in the form of: (i) a $150 million aggregate principal five-year term loan (the “2015 Term Loan”); and (ii) a $200 million aggregate principal five-year revolving loan facility (the “2015 Revolver”).

The interest rates under the 2015 Credit Agreement are based upon our choice of an adjusted LIBOR rate plus an applicable margin of 1.75% - 2.75%, or an alternate base rate plus an applicable margin of 0.75% -1.75%, with the applicable margin, depending on our then-net secured total leverage ratio.  We pay a commitment fee of 0.250% - 0.375% of the average daily unused amount of the 2015 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.  As of December 31, 2016, our interest rate on the 2015 Term Loan is 2.75% (adjusted LIBOR plus 1.75% per annum), effective through March 31, 2017, and our commitment fee on the unused 2015 Revolver is 0.25%.  As of December 31, 2016, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.

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

The 2015 Credit Agreement contains customary affirmative covenants.  In addition, the 2015 Credit Agreement has customary negative covenants that place limits on our ability to: (i) incur additional indebtedness; (ii) create liens on its property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; and (viii) prepay certain indebtedness; and (ix) issue capital stock of subsidiaries.  We must also meet certain financial covenants to include: (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a minimum interest coverage ratio; and (iv) a limitation on capital expenditures.  As of December 31, 2016, we were in compliance with the financial ratios and other covenants related to the 2015 Credit Agreement.

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

The 2016 Convertible Notes will be convertible at the option of the note holders upon the satisfaction of specified conditions and during certain periods. During the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 and on or after December 15, 2035, holders may convert all or any portion of their 2016 Convertible Notes at the conversion rate then in effect at any time regardless of these conditions. The 2016 Convertible Notes will be convertible at an initial conversion rate of 17.4642 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.26 per share of our common stock. Under the terms of the 2016 Convertible Notes, we will adjust the conversion rate for any quarterly dividends exceeding $0.185 per share.  We will settle conversions of the 2016 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election. It is our current intent and policy to settle our conversion obligations as follows: (i) pay cash for 100% of the par value of the 2016 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or a combination thereof.

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

The net proceeds from the sale of the 2016 Convertible Notes were approximately $223 million after deducting the initial purchasers’ discount and estimated offering expenses payable by us. As of December 31, 2016, we repurchased approximately $115 million aggregate principal amount of our 2010 Convertible Notes for $215.6 million (see additional discussion in 2010 Convertible Notes below) with the net proceeds from the offering of the 2016 Convertible Notes.   The remainder of the net proceeds will be used to settle the outstanding 2010 Convertible Notes.

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

During 2016, we repurchased $115.3 million aggregated principal amount of our 2010 Convertible Notes at a total purchase price of $215.6 million, and recognized a loss on the repurchases of $8.6 million, to include the write-off of amortized deferred financing costs and OID.  In addition, during 2016, we had holders convert $50,000 aggregate principal amount of the 2010 Convertible Notes for a total price of $0.1 million.  As of December 31, 2016, the principal outstanding on the 2010 Convertible Notes was $34.7 million.

The 2010 Convertible Notes are convertible into our common stock, under the specified conditions and settlement terms outlined below.  As a result of us declaring a quarterly cash dividend beginning in June 2013, the conversion rate has also been adjusted quarterly.  As of December 31, 2016, the conversion rate was 44.3684 shares of our common stock per $1,000 par value of the 2010 Convertible Notes (equivalent to a conversion price of $22.54 per share of our common stock). The Indenture related to the 2010 Convertible Notes (“Notes Indenture”) includes anti-dilution provisions for the holders such that the conversion rate (and thus the initial conversion price) can be adjusted in the future for certain events, to include stock dividends, the issuance of rights, options or warrants to purchase our common stock at a price below the then-current market price, and certain distributions of common stock, property or rights, options or warrants to acquire our common stock to all or substantially all holders of our common stock. Additionally, the conversion rate may be adjusted prior to the maturity date in connection with the occurrence of specified corporate transactions for a “make-whole” premium as set forth in the Notes Indenture.

Prior to September 1, 2016, holders of the 2010 Convertible Notes could convert their securities at any time in the fiscal quarter following the period in which the price of our common stock trades over 130% of the conversion price for at least 20 consecutive trading days in the last 30 trading days of a fiscal quarter.  Beginning September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with settlement occurring on March 1, 2017.  As of December 31, 2016, we classified the $34.7 million principal amount of the 2010 Convertible Notes as a current liability and reclassified the difference between the principal amount payable in cash upon conversion and the total settlement value of the 2010 Convertible Notes, or the intrinsic value of the conversion obligation, of approximately $40 million from stockholders’ equity to current portion of long-term debt conversion obligation on our Balance Sheet.

Upon conversion of the 2010 Convertible Notes, we will settle our conversion obligation as follows: (i) we will pay cash for 100% of the par value of the 2010 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock.  Based on our December 31, 2016 closing stock price of $48.40 per share, the 2010 Convertible Notes would have had a total settlement value of approximately $75 million.

The remaining OID related to the 2010 Convertible Notes is being amortized to interest expense through March 1, 2017, the maturity date of the 2010 Convertible Notes.

Estimated Maturities on Long-Term Debt.

As of December 31, 2016, the maturities of our long-term debt, based upon: (i) the mandatory repayment schedule for the 2015 Term Loan; (ii) the convertibility of the 2010 Convertible Notes; and (iii) the expected remaining life of the 2016 Convertible Notes, was as follows (in thousands):

	2017	2018	2019	2020	2021+
2015 Term Loan	$15,000	$22,500	$22,500	$75,000	$—
2010 Convertible Notes	34,722	—	—	—	—
2016 Convertible Notes	—	—	—	—	230,000
Total long-term debt repayments	$49,722	$22,500	$22,500	$75,000	$230,000

Deferred Financing Costs. As of December 31, 2016, net deferred financing costs related to the 2015 Credit Agreement were $3.5 million, and are being amortized to interest expense over the related term of the 2015 Credit Agreement (through February 2020). As of December 31, 2016, net deferred financing costs related to the 2016 Convertible Notes were $5.5 million, and are being amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes can be put back to us by the holders. The remaining net deferred financing costs related to the 2010 Convertible Notes is being amortized to interest expense through maturity (March 2017).  The net deferred financing costs are presented as a reduction from the carrying amount of the corresponding debt liability in our Balance Sheets. Interest expense for 2016, 2015, and 2014 includes amortization of deferred financing costs of $2.4 million, $1.9 million, and $2.5 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on a revolving loan facility, for 2016, 2015, and 2014, was approximately 5%, 6%, and 6%, respectively.

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

During 2016 we implemented the following restructuring activities:

•

We reduced our workforce by approximately 60 employees, primarily in North America, as a result of organizational changes and the realignment of our workforce.  As a result, we incurred restructuring charges of $7.2 million.

•

In 2016, the cyber-security business we sold in 2015 was acquired by a third-party.  Based on the terms of the Agreement, we received additional consideration contingent upon a liquidation event, as defined in the Agreement.  This resulted in an additional gain on the sale of $6.6 million in the first quarter of 2016, which reduced restructuring and reorganization charges.

The activities discussed above resulted in total charges for 2016, 2015, and 2014 of $0.4 million, $3.1 million, and $14.0 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2016, 2015, and 2014 is as follows (in thousands):

			Disposition of
	Termination	Facilities	Business
	Benefits	Abandonment	Operations	Other	Total
January 1, 2014, balance	$3,717	$—	$—	$—	$3,717
Charged to expense during period	5,589	1,146	(222)	7,456	13,969
Cash payments	(6,421)	—	—	(8,000)	(14,421)
Adjustment for the gain on the disposition of business operations	—	—	222	—	222
Other	(66)	(33)	—	560	461
December 31, 2014, balance	2,819	1,113	—	16	3,948
Charged to expense during period	4,544	1,175	(3,733)	1,088	3,074
Cash payments	(5,694)	(405)	—	(30)	(6,129)
Adjustment for the gain on the disposition of business operations	—	—	3,733	—	3,733
Adjustment for asset impairment	—	—	—	(1,685)	(1,685)
Other	(32)	(526)	—	611	53
December 31, 2015, balance	1,637	1,357	—	-	2,994
Charged to expense during period	7,201	556	(6,611)	(730)	416
Cash payments	(6,781)	(473)	—	—	(7,254)
Adjustment for the gain on the disposition of business operations	—	—	6,611	—	6,611
Adjustment for asset impairment	—	(194)	—	—	(194)
Other	357	86	—	730	1,173
December 31, 2016, balance	$2,414	$1,332	$-	$-	$3,746

As of December 31, 2016, $3.0 million of the business restructuring and reorganization reserves were included in current liabilities.

7.	Income Taxes

Income Tax Provision/(Benefit). The components of net income from continuing operations before income taxes are as follows (in thousands):

	2016	2015	2014
Domestic	$98,966	$93,390	$70,737
Foreign	1,033	2,951	(9,215)
Total	$99,999	$96,341	$61,522

The income tax provision related to continuing operations consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$31,409	$41,002	$20,374
State	3,819	5,227	2,443
Foreign	4,639	3,651	2,953
	39,867	49,880	25,770
Deferred:
Federal	(2,229)	(14,611)	1,139
State	276	(1,147)	837
Foreign	(797)	(348)	(1,935)
	(2,750)	(16,106)	41
Total income tax provision	$37,117	$33,774	$25,811

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax related to continuing operations is summarized as follows (in thousands):

	2016	2015	2014
Provision at Federal rate of 35%	$35,000	$33,719	$21,533
State income taxes, net of Federal impact	2,662	2,652	2,132
Research and experimentation credits	(71)	(2,135)	(450)
Tax uncertainties	(1,597)	(166)	187
Section 199 manufacturing deduction	(4,060)	(2,884)	(1,936)
Foreign rate differential	857	688	2,847
Valuation allowance for deferred tax assets	1,287	919	3,602
Other impact of foreign operations	2,157	283	(3,555)
Other	882	698	1,451
Total income tax provision	$37,117	$33,774	$25,811

We have undistributed earnings of approximately $43 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings, therefore, a provision has not been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

    Deferred Income Taxes. Net deferred income tax assets as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred income tax assets	$65,690	$77,270
Deferred income tax liabilities	(33,748)	(42,576)
Valuation allowance	(17,823)	(17,414)
Net deferred income tax assets	$14,119	$17,280

The components of our net deferred income tax assets (liabilities) as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Net deferred income tax assets:
Accrued expenses and reserves	$13,252	$14,001
Stock-based compensation	5,066	5,528
Software	912	602
Client contracts and related intangibles	(590)	(2,079)
Goodwill	(8,336)	(7,590)
Net operating loss carryforwards	36,123	38,726
Property and equipment	(8,672)	(7,244)
Convertible debt securities	(16,094)	(16,853)
Deferred revenue	3,556	4,268
Facility abandonments	2,273	2,374
Contingent payments	848	849
Other	3,630	2,294
Total deferred income tax assets	31,968	34,876
Less: valuation allowance	(17,750)	(17,414)
Net deferred income tax assets	$14,218	$17,462
Net deferred income tax liabilities:
Other	$(26)	$(182)
Total deferred income tax liabilities	(26)	(182)
Less: valuation allowance	(73)	-
Net deferred income tax liabilities	$(99)	$(182)

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2016, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2016, we have deferred income tax assets related to state and foreign income tax jurisdictions of $2.6 million and $27.6 million, respectively, and have established valuation allowances against those deferred income tax assets of $2.5 million and $15.4 million, respectively.

As of December 31, 2016 and 2015, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $45 million and $50 million, respectively, which will begin to expire in 2023 and can be utilized through 2030. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2016 and 2015, we have: (i) state NOL carryforwards of approximately $63 million for both years, which will expire beginning in 2017 and end in 2037; and (ii) foreign subsidiary NOL carryforwards of approximately $87 million and $91 million, respectively, which will expire beginning in 2017, with a portion of the losses available over an indefinite period of time.

Our 2004 Convertible Debt Securities, which we fully extinguished in 2011, were subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allowed us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represented the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the 2004 Convertible Debt Securities. This interest expense tax deduction was greater than the interest expense reflected in the accompanying Income Statements, thus creating a deferred income tax liability. The extinguishment of the 2004 Convertible Debt Securities resulted in: (i) the holders of the 2004 Convertible Debt Securities not having the ability to achieve the 9.09% target yield, and (ii) a requirement for us to pay an amount equal to the cumulative deferred income tax liability to the U.S. tax authorities (without interest or penalties). During 2011, we paid cash of approximately $6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2011. In 2016 and 2015, we paid cash of $5.6 million in each of the years related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2009 and 2010. The remaining balance owed of approximately $11 million will be paid ratably over the next two years.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$4,079	$3,417	$3,713
Additions based on tax positions related to current year	—	150	351
Settlements	(1,893)	—	—
Lapse of statute of limitations	(122)	—	—
Additions for tax positions of prior years	370	925	30
Reductions for tax positions of prior years	(543)	(413)	(677)
Balance, end of year	$1,891	$4,079	$3,417

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements.  In addition to the $1.9 million, $4.1 million, and $3.4 million of liability for unrecognized tax benefits as of December 31, 2016, 2015, and 2014, we had $0.4 million, $0.3 million, and $0.2 million, respectively, of income tax-related accrued interest, net of any federal benefit of deduction. If recognized, the $1.9 million of unrecognized tax benefits as of December 31, 2016, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., and Australia are the main taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. During 2016, the U.S. Internal Revenue Service (“IRS”) completed its audits of our 2010 through 2012 tax years and in December 2016 we made an additional payment of approximately $8 million and entered into an agreement with the IRS closing the audits for those tax years. We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $0.3 million over the next twelve months due to completion of audits and the expiration of statute of limitations.

8.	Employee Retirement Benefit Plans

Defined Contribution-Type Plans. We sponsor defined contribution plans covering substantially all our U.S.-based employees. Participants may contribute up to 100% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2016, 2015, and 2014 was $9.9 million, $9.7 million, and $9.0 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2016, 2015, and 2014 were $3.9 million, $3.7 million, and $5.0 million, respectively.

9.	Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under non-cancellable operating leases, with the longest lease that runs through July 2025. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these facilities are as follows: 2017 - $13.0 million; 2018 - $12.4 million; 2019 - $10.5 million; 2020 - $7.5 million; 2021 - $7.0 million; and thereafter - $21.6 million. Total rent expense for 2016, 2015, and 2014 was $14.5 million, $17.1 million, and $19.9 million, respectively.

Service Agreements. We have an agreement with Infocrossing LLC (“Infocrossing”), a Wipro Limited company, to provide us outsourced data center services. We amended our previous agreement with Infocrossing in 2015, which extended the term of the agreement through June 30, 2022. We outsource the data processing and related computer services required for the operation of our outsourced ACP solutions. Our ACP proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the outsourced data center environment through a combination of private and commercially-provided networks. Our ACP cloud-based solutions are generally considered to be mission critical customer management systems by our clients. As a result, we are highly dependent upon Infocrossing for system availability, security, and response time.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2016, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2016. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

10.Stockholders’ Equity

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During 2016, 2015, and 2014, we repurchased 0.3 million shares of our common stock for $11.6 million (weighted–average price of $36.42 per share), 0.3 million shares of our common stock for $6.9 million (weighted-average price of $27.06 per share), and 0.7 million shares of our common stock for $19.1 million (weighted-average price of $26.05 per share), respectively, under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.

In 2015, we entered into an accelerated share repurchase transaction agreement (the “ASR Agreement”) with a counterparty to repurchase $50 million of our common stock. Total shares purchased under the ASR Agreement in 2015 were 1.6 million shares at an average purchase price of $31.64 per share. The shares were reflected as treasury stock in the periods the shares were delivered.

As of December 31, 2016, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled approximately 6.7 million shares.

In addition to the above mentioned stock repurchases, during 2016, 2015, and 2014, we repurchased and then cancelled approximately 344,000 shares, 265,000 shares, and 252,000 shares for $13.7 million, $8.1 million, and $6.9 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend.  During 2016 and 2015, our Board approved total cash dividends of $0.74 per share and $0.70 per share of common stock, totaling $23.8 million and $22.9 million, respectively.

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast, we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert new customer accounts onto our ACP cloud solution.   The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.

Of the total Stock Warrants, 1.9 million Stock Warrants relate to Comcast’s existing residential business and vest(ed) as follows:

•	The first 25% of these Stock Warrants (approximately 0.5 million) vested upon the successful conversion of the first 0.5 million customer accounts, which occurred during the fourth quarter of 2014.
•	The next 25% of these Stock Warrants had a time-based vesting provision, and vested in January 2015.
•	The next 25% of these Stock Warrants vested after a cumulative total of 5.5 million customer accounts were converted onto ACP, which occurred in the fourth quarter of 2016.
•

The last 25% of these Stock Warrants vest proportionately based on the number of customer accounts converted above 5.5 million accounts, with full vesting based on a target of 5.7 million customer accounts above the 5.5 million account level (i.e., a total target of 11.2 million customer account conversions).

The remaining 1.0 million Stock Warrants relate to additional residential accounts that Comcast may acquire and convert onto ACP in the future and vest proportionately with acquired customer accounts converted onto ACP from other providers’ billing platforms, with full vesting based on a target of 5 million newly converted customer accounts.

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

Upon vesting, the Stock Warrants are recorded as a client incentive asset, as determined using the Black-Scholes option-pricing model, with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is being amortized as a reduction in cloud and related solutions revenues over the remaining term of the Comcast amended agreement.  As of December 31, 2016 and 2015, we have recorded a client incentive asset related to these Stock Warrants of $16.0 million and $7.3 million, respectively, and have recorded accumulated amortization related to these Stock Warrants of $4.3 million and $2.0 million, respectively.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.  As of December 31, 2016, none of the Stock Warrants had been exercised.

In January 2017, Comcast exercised 1.4 million vested Stock Warrants.  We net share settled the exercise of the Stock Warrants by delivering approximately 649,000 shares of our common stock that we were holding as treasury shares.  After this exercise, approximately 1.5 million Stock Warrants are outstanding, none of which are vested as of the date of this filing.

Convertible Debt Securities. Under GAAP, convertible debt securities that may be settled in cash upon conversion (including partial cash settlement), which would include our 2016 Convertible Notes and our 2010 Convertible Notes, must be separated into their liability and equity components at initial recognition by: (i) recording the liability component at the fair value of a similar liability that does not have an associated equity component; and (ii) attributing the remaining proceeds from the issuance to the equity component. As of December 31, 2016, the carrying amount of the equity component related to our 2016 Convertible Notes was $9.8 million. As of December 31, 2015, the carrying amount of the equity component related to our 2010 Convertible Notes was $22.9 million. Beginning September 1, 2016, the holders of the 2010 Convertible Notes can elect to convert their securities at any time, with settlement occurring on March 1, 2017.  Accordingly, at December 31, 2016, we classified the difference between the principal amount payable in cash upon conversion and the total settlement value of the 2010 Convertible Notes of $39.8 million as current portion of long-term debt conversion obligation on our Balance Sheet, outside of stockholders’ equity (see Note 5).

11.	Equity Compensation Plans

Stock Incentive Plans

Stock Incentive Plan. Our stockholders have approved the issuance of 18.7 million shares under the 2005 Stock Incentive Plan (the “2005 Plan”).  Shares reserved under the 2005 Plan can be granted to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards.  Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award, or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.  As of December 31, 2016, 3.6 million shares were available for issuance, with 3.1 million shares available for grant.

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

A summary of our unvested restricted stock activity during 2016 is as follows (shares in thousands):

	2016
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	2,124	$26.03
Awards granted	526	39.07
Awards forfeited/cancelled	(282)	29.69
Awards vested	(974)	24.54
Unvested awards, ending	1,394	$31.26

The weighted-average grant date fair value per share of restricted stock shares granted during 2016, 2015, and 2014 was $39.07, $30.71, and $26.45, respectively. The total market value of restricted stock shares vesting during 2016, 2015, and 2014 was $38.5 million, $24.8 million, and $20.7 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2016, we have an employee stock purchase plan whereby 1.7 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions.  The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2016, 2015, and 2014, 43,655 shares, 58,927 shares, and 61,592 shares, respectively, were purchased under the plan for $1.6 million ($29.70 to $41.14 per share), $1.6 million ($20.84 to $30.58 per share), and $1.4 million ($21.31 to $25.47 per share), respectively. As of December 31, 2016, 396,967 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $22.7 million, $21.1 million, and $16.7 million, respectively, for 2016, 2015, and 2014. As of December 31, 2016 there was $28.3 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2016, 2015, and 2014, of $7.3 million, $6.8 million, and $5.0 million, respectively. The actual income tax benefit realized for the tax deductions from stock option exercises and vesting of restricted stock for 2016, 2015, and 2014, totaled $12.5 million, $7.9 million, and $6.5 million, respectively.

12.	Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016:
Total revenues	$186,226	$190,252	$189,311	$195,169
Total cost of revenues (exclusive of depreciation)	89,483	92,783	93,420	99,461
Operating income (1)	41,291	29,374	36,598	25,366
Income before income taxes (1)	33,094	17,285	30,159	19,461
Income tax provision (2)	(11,590)	(6,448)	(12,265)	(6,814)
Net income (1)(2)	21,504	10,837	17,894	12,647
Basic earnings per common share (1)(2)	$0.70	$0.35	$0.58	$0.41
Diluted earnings per common share (1)(2)	0.64	0.33	0.55	0.38

2015:
Total revenues	$185,631	$182,641	$186,960	$197,288
Total cost of revenues (exclusive of depreciation)	100,266	91,796	92,182	95,497
Operating income (3)	21,893	26,156	31,021	34,070
Income before income taxes (3)	16,711	22,446	27,943	29,241
Income tax provision (2)	(7,353)	(9,652)	(11,196)	(5,573)
Net income (2)(3)	9,358	12,794	16,747	23,668
Basic earnings per common share (2)(3)	$0.30	$0.42	$0.54	$0.76
Diluted earnings per common share (2)(3)	0.28	0.39	0.50	0.70

(1)

During the first, second, and fourth quarters of 2016 we incurred restructuring and reorganization charges of $(5.7) million, $5.3 million, and $1.0 million, respectively, or $(0.11), $0.10, and $0.02 per diluted share. The negative restructuring and reorganization charges in the first quarter reflect the gain on disposition of business operations (see Note 6).

(2)

Fluctuations in our effective income tax rate between quarters generally relates to the accounting for discrete income tax items in any given quarter, and revisions of estimates for certain income tax components during the year.

•For 2016:  Our effective income tax rates for the first, second, third, and fourth quarters were 35%, 37%, 41%, and 35%, respectively.

 •For 2015:  Our effective income tax rates for the first, second, third, and fourth quarters were 44%, 43%, 40%, and 19%, respectively. The low fourth quarter rate can be mainly attributed to full year impact of the 2015 R&D tax credits, as the legislation was not passed until December 2015.

(3)

During the first, second, third, and fourth quarters of 2015 we incurred restructuring and reorganization charges of $0.6 million, $0.4 million, $0.8 million, and $1.3 million, respectively, or $0.01, $0.01, $0.02, and $0.03 per diluted share (see Note 6).

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2017 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2017 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2017 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2017 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2017 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 40.

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

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD B. REED	Chairman of the Board of Directors	February 24, 2017
Donald B. Reed

/s/ BRET C. GRIESS	Director, Chief Executive Officer, and President	February 24, 2017
Bret C. Griess	(Principal Executive Officer)

/s/ RANDY R. WIESE	Executive Vice President and Chief Financial Officer	February 24, 2017
Randy R. Wiese	(Principal Financial Officer)

/s/ ROLLAND B. JOHNS	Chief Accounting Officer	February 24, 2017
Rolland B. Johns	(Principal Accounting Officer)

/s/ DAVID G. BARNES	Director	February 24, 2017
David G. Barnes

/s/ RONALD H. COOPER	Director	February 24, 2017
Ronald H. Cooper

/s/ MARWAN H. FAWAZ	Director	February 24, 2017
Marwan H. Fawaz

/s/ JOHN L. M. HUGHS	Director	February 24, 2017
John L. M. Hughes

/s/ JANICE I. OBUCHOWSKI	Director	February 24, 2017
Janice I. Obuchowski

/s/ FRANK V. SICA	Director	February 24, 2017
Frank V. Sica

/s/ DONALD V. SMITH	Director	February 24, 2017
Donald V. Smith

/s/ JAMES A. UNRUH	Director	February 24, 2017
James A. Unruh

EXHIBIT INDEX

Exhibit Number	Description

2.10 (14)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01 (1)	Restated Certificate of Incorporation of the Company

3.02 (50)	Amended and Restated Bylaws of CSG Systems International, Inc.

3.03 (2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01 (1)	Form of Common Stock Certificate

4.10 (47)	Indenture dated March 15, 2016, between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.30 (11)	Purchase Agreement dated February 24, 2010, by and between CSG Systems International, Inc., and Barclays Capital Inc., J.P. Morgan Securities Inc., and UBS Securities LLC

4.40 (11)	Indenture dated March 1, 2010 between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.60 (25)

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

4.70 (37)

$350,000,000 Second Amended and Restated Credit Agreement dated as of February 3, 2015, among CSG Systems International, Inc., as Borrower, The Guarantors Party Hereto, The Lenders Party Hereto, RBC Capital Markets, Wells Fargo Securities, LLC, HSBC Bank USA, National Association, BBVA, and

Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookmanagers; Wells

Fargo Bank, National Association as Syndication Agent; HSBC Bank USA, National Association, BBVA

Compass, and Bank of America, N.A. as Co-Documentation Agents; Royal Bank of Canada as

Administrative Agent and Collateral Agent, and Royal Bank of Canada as Issuing Bank and Swingline Lender

10.02 (17)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04 (32)	CSG Systems International, Inc. 2005 Stock Incentive Plan, as adopted on May 22, 2014

10.05 (17)	CSG Systems International, Inc. Performance Bonus Program, as adopted on May 17, 2011

10.06 (5)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.10* (40)	Fixed Notional Accelerated Share Repurchase Transaction between CSG Systems International, Inc. and RBC Capital Markets LLC, as agent for Royal Bank of Canada

10.15 (12)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (4)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.20 (47)

Purchase Agreement dated March 9, 2016, by and between CSG Systems International, Inc., and Stifel, Nicolaus & Company, Incorporated and RBC Capital Markets, LLC as representatives of the several initial purchasers

10.22* (26)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22A* (27)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description

10.22B* (28)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C* (28)	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22D* (28)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22E* (29)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22F* (29)	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22G* (29)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22H* (30)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22I* (35)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22J* (35)	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22K* (37)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22L* (37)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22M* (37)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22N* (38)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22O* (38)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22P* (39)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Q* (41)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22R* (44)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22S* (44)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22T*(48)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22U* (48)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22V* (51)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22W* (51)	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22X*	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Y*	Common Stock Purchase Warrant between CSG Systems International, Inc. and Comcast Alpha Holdings, Inc., dated January 3, 2017

10.23* (10)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23A* (12)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23B* (15)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23C* (16)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D* (18)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23E* (18)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23F* (18)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23G* (18)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C

10.23H* (19)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23I* (23)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23J* (22)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23K* (22)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23L* (21)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23M* (22)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23N* (22)	Twenty-first Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23O* (33)	Twenty-second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23P* (23)	Twenty-third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23Q* (23)	Twenty-fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23R* (24)	Twenty-fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23S* (24)	Twenty-sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description

10.23T* (25)	Twenty-seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23U* (25)	Twenty-eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23V* (25)	Twenty-ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23W* (25)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23X* (27)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y* (27)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z* (27)	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA* (27)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AB* (28)	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC* (28)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AD* (29)	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AE* (29)	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AF* (31)	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AG* (31)	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AH* (35)	Forty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AI* (35)	Forty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AJ* (35)	Forty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AK* (35)	Forty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AL* (35)	Forty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AM* (37)	Forty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AN* (39)	Forty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AO* (41)	Forty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description
10.23AP* (41)	Fiftieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AQ (48)	Fifty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AR* (52)	Fifty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AS* (52)	Fifty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AT* (52)	Fifty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AU*	Fifty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AV*	Fifty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.24* (9)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A* (9)	ComTec Processing and Production Services Agreement

10.24B* (9)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C* (15)	Forty-Ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24D* (18)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E* (18)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F* (18)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G* (23)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H* (23)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24I* (24)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J* (24)	Sixty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K* (24)	Sixty-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L* (25)	Forty-Eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M* (25)	Fifty-Ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N* (25)	Sixty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O* (25)	Sixty-Eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24P (25)	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

10.24P* (26)	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q (25)	Fourth Amendment to Affiliate Addendum Carolina Region

10.24Q* (26)	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R (26)	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.24S* (27)	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24T* (28)	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U* (28)	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24V* (29)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24W* (29)	Seventy-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24X* (29)	Seventy-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Y* (29)	Seventy-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Z* (46)	Eighty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AA* (31)	Seventy-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AB* (31)	Seventy-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AC* (31)	Seventy-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AD* (33)	Eighty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AE* (33)	Eighty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AF* (33)	Eighty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AG* (33)	Eighty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AH* (34)	Amended and Restated Processing and Production Services Agreement entered into between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AI* (35)	Eighty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AJ* (35)	Eighty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description
10.24AK* (35)	Eighty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AL* (35)	Ninetieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AM* (35)	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AN* (38)	Eighty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AO* (37)	First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AP* (38)	Second Amendment to the Amended and Restated Processing and Production Services Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AQ* (38)	Ninety-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AR* (39)	Ninety-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AS* (39)	Ninety-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AT* (41)	Third Amendment to the Amended and Restated Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AU* (41)	Ninety-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AV* (41)	Ninety-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AW* (44)	Ninety-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AX* (44)	One Hundredth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AY* (44)	One Hundred First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AZ* (45)	One Hundred Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BA* (48)	One Hundred Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BB* (51)	One Hundred Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BC* (51)	One Hundred Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BD* (52)	One Hundred Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BE* (52)	One Hundred Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BF* (52)	One Hundred Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.24BG*	One Hundred Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BH*	One Hundred Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BI*	One Hundred Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25* (51)	Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25A* (51)	First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25B* (51)	Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25C* (51)	Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25D* (51)	Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25E* (51)	Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25F* (51)	Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25G* (51)	Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25H* (51)	Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25I* (51)	Tenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25J* (51)	Eleventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25K* (51)	Twelfth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25L* (51)	Thirteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25M* (51)	Fourteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25N* (51)	Fifteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25O (51)	Sixteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25P* (51)	Seventeenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Q* (51)	Eighteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25R* (51)	Nineteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25S* (51)	Twentieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25T* (51)	Twenty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25U* (51)	Twenty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25V (51)	Twenty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25W* (51)	Twenty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25X* (51)	Twenty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Y* (51)	Twenty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Z* (51)	Twenty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AA* (51)	Twenty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AB* (51)	Thirtieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AC* (51)	Thirty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AD* (51)	Thirty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AE* (51)	Thirty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AF* (51)	Thirty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AG* (51)	Amended and Restated Thirty-Sixth Amendment to Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AH* (51)	Thirty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AI* (51)	Thirty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AJ* (51)	Thirty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AK* (51)	Fortieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AL* (51)	Forty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AM* (51)	Forty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AN* (51)	Forty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25AO* (51)	Forty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AP* (51)	Forty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AQ* (51)	Forty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AR* (51)	Forty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AS* (51)	Forty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AT* (51)	Fiftieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AU* (51)	Fifty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AV* (51)	Fifty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AW* (51)	Fifty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AX* (51)	Fifty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AY* (51)	Fifty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AZ* (51)	Fifty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BA* (51)	Fifty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BB (51)	Fifty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BC* (51)	Fifty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BD* (51)	Sixtieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BE* (51)	Sixty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BF* (51)	Sixty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BG* (51)	Sixty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BH (51)	Sixty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BI (51)	Sixty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BJ (51)	Sixty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25BK* (51)	Sixty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BL* (51)	Sixty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BM* (51)	Seventieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BN* (51)	Seventy-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BO* (51)	Seventy-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BP* (51)	Seventy-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BQ* (51)	Seventy-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BR* (51)	Seventy-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BS* (51)	Seventy-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BT* (51)	Seventy-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BU* (51)	Seventy-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BV* (51)	Eightieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BW* (51)	Eighty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BX* (51)	Eighty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BY* (51)	Eighty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BZ* (51)	Eighty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CA* (51)	Eighty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CB* (51)	Eighty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CC* (51)	Eighty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CD* (52)	Eighty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CE* (52)	Ninety-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CF* (52)	Ninety-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25CG*	Ninety-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CH*	Ninety-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.39 (7)	CSG Systems, Inc. Wealth Accumulation Plan, as amended August 15, 2008

10.47 (6)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A (7)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.47B (43)	Amended and Restated Employment Agreement with Randy R. Wiese, dated November 30, 2015

10.47C (53)	Amendment No. 1 to Amended and Restated Employment Agreement with Randy R. Wiese, dated November 17, 2016

10.48 (6)	Restated Employment Agreement with Peter E. Kalan, dated May 29, 2008

10.48A (7)	First Amendment to Restated Employment Agreement with Peter E. Kalan, dated August 19, 2008

10.48B (42)	Resignation and Retirement Agreement with Peter E. Kalan, dated November 19, 2015

10.49 (6)	Restated Employment Agreement with Joseph T. Ruble, dated May 29, 2008

10.49A (7)	First Amendment to Restated Employment Agreement with Joseph T. Ruble, dated August 19, 2008

10.49B (43)	Amended and Restated Employment Agreement with Joseph T. Ruble, dated November 30, 2015

10.49C (49)	Separation Agreement with Joseph T. Ruble dated April 21, 2016

10.50 (3)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51 (8)	Employment Agreement with Bret C. Griess dated February 19, 2009

10.51A (42)	Amended and Restated Employment Agreement with Bret C. Griess, dated November 19, 2015

10.51B (53)	Amendment No. 1 to Amended and Restated Employment Agreement with Bret C. Griess, dated November 17, 2016

10.52 (46)	Employment Agreement with Brian Shepherd, dated February 15, 2016

10.52A (53)	Amendment No. 1 to Employment Agreement with Brian Shepherd, dated November 17, 2016

10.53 (46)	Employment Agreement with Kenneth M. Kennedy, dated March 1, 2016

10.53A (53)	Amendment No. 1 to Employment Agreement with Kenneth M. Kennedy, dated November 17, 2016

10.83 (26)	Forms of Agreement for Equity Compensation

10.83A (28)	Forms of Agreement for Equity Compensation

10.84 (48)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 24, 2010.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated July 13, 2010.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.

(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-K/A for the period ended December 31, 2013, filed on July 9, 2014.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 22, 2014.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2014, filed on October 23, 2014.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(36)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 20, 2014.
(37)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
(38)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
(39)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.
(40)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2015, filed on September 18, 2015.
(41)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
(42)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 19, 2015.
(43)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated November 19, 2015, filed on December 1, 2015.
(44)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.
(45)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2015, filed on August 29, 2016.
(46)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 25, 2016.
(47)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 9, 2016.
(48)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.
(49)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated April 21, 2016.
(50)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2016.
(51)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.
(52)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.
(53)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 17, 2016.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.