Form 10-Q
period 2017-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2017-05-05
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

YES   ☒           NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO   ☒

Shares of common stock outstanding at April 30, 2017: 33,785,587

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2017

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$107,422	$126,351
Short-term investments	130,450	150,147
Total cash, cash equivalents and short-term investments	237,872	276,498
Trade accounts receivable:
Billed, net of allowance of $2,824 and $3,080	195,311	208,930
Unbilled	40,191	30,828
Income taxes receivable	17,874	11,931
Other current assets	29,270	31,751
Total current assets	520,518	559,938
Non-current assets:
Property and equipment, net of depreciation of $126,230 and $122,866	36,418	33,116
Software, net of amortization of $101,689 and $99,316	29,451	30,427
Goodwill	202,750	201,094
Client contracts, net of amortization of $89,935 and $96,723	38,566	40,675
Deferred income taxes	12,328	14,218
Other assets	12,371	12,411
Total non-current assets	331,884	331,941
Total assets	$852,402	$891,879
LIABILITIES, CURRENT PORTION OF LONG-TERM DEBT CONVERSION OBLIGATION AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized discounts of zero and $296	$16,875	$49,426
Client deposits	33,006	33,916
Trade accounts payable	31,803	35,118
Accrued employee compensation	48,716	65,341
Deferred revenue	50,435	45,064
Income taxes payable	547	822
Other current liabilities	18,897	22,342
Total current liabilities	200,279	252,029
Non-current liabilities:
Long-term debt, net of unamortized discounts of $21,834 and $23,007	322,541	326,993
Deferred revenue	7,595	6,694
Income taxes payable	2,405	2,245
Deferred income taxes	3,643	99
Other non-current liabilities	12,208	12,618
Total non-current liabilities	348,392	348,649
Total liabilities	548,671	600,678
Current portion of long-term debt conversion obligation	-	39,841
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,825 and 32,261 shares outstanding	689	672
Common stock warrants; zero and 1,426 warrants vested; 1,425 and 2,851 issued	-	16,007
Additional paid-in capital	415,450	391,209
Treasury stock, at cost; 33,702 and 34,919 shares	(799,605)	(826,002)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(115)	(159)
Cumulative foreign currency translation adjustments	(40,874)	(45,213)
Accumulated earnings	728,186	714,846
Total stockholders' equity	303,731	251,360
Total liabilities, current portion of long-term debt conversion obligation and stockholders' equity	$852,402	$891,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2017	March 31, 2016
Revenues:
Cloud and related solutions	$158,777	$149,814
Software and services	15,058	19,178
Maintenance	18,635	17,234
Total revenues	192,470	186,226
Cost of revenues (exclusive of depreciation, shown separately below):
Cloud and related solutions	76,052	66,233
Software and services	11,274	13,366
Maintenance	10,382	9,884
Total cost of revenues	97,708	89,483
Other operating expenses:
Research and development	26,840	23,626
Selling, general and administrative	37,346	34,051
Depreciation	3,315	3,516
Restructuring and reorganization charges	248	(5,741)
Total operating expenses	165,457	144,935
Operating income	27,013	41,291
Other income (expense):
Interest expense	(4,306)	(3,005)
Amortization of original issue discount	(888)	(1,658)
Interest and investment income, net	806	468
Loss on repurchase of convertible notes	-	(3,211)
Other, net	(275)	(791)
Total other	(4,663)	(8,197)
Income before income taxes	22,350	33,094
Income tax provision	(2,113)	(11,590)
Net income	$20,237	$21,504

Weighted-average shares outstanding:
Basic	32,016	30,762
Diluted	32,594	33,672

Earnings per common share:
Basic	$0.63	$0.70
Diluted	0.62	0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2017	March 31, 2016
Net income	$20,237	$21,504
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,339	(1,102)
Unrealized holding gains on short-term investments arising during period	44	911
Other comprehensive income (loss), net of tax	4,383	(191)
Total comprehensive income, net of tax	$24,620	$21,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$20,237	$21,504
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,315	3,516
Amortization	7,471	6,415
Amortization of original issue discount	888	1,658
(Gain) loss on short-term investments and other	(57)	11
Loss on repurchase of convertible notes	-	3,211
Gain on disposition of business operations	-	(6,614)
Deferred income taxes	5,971	3,923
Excess tax benefit of stock-based compensation awards	-	(3,375)
Stock-based compensation	5,670	6,506
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	5,650	35
Other current and non-current assets	2,793	1,597
Income taxes payable/receivable	(5,692)	992
Trade accounts payable and accrued liabilities	(21,943)	(32,490)
Deferred revenue	5,661	3,785
Net cash provided by operating activities	29,964	10,674

Cash flows from investing activities:
Purchases of property and equipment	(9,557)	(5,262)
Purchases of short-term investments	(17,983)	(14,100)
Proceeds from sale/maturity of short-term investments	37,782	30,067
Acquisition of and investments in client contracts	(4,363)	(1,520)
Proceeds from the disposition of business operations	-	8,850
Net cash provided by investing activities	5,879	18,035

Cash flows from financing activities:
Proceeds from issuance of common stock	385	356
Payment of cash dividends	(7,033)	(6,529)
Repurchase of common stock	(11,224)	(18,990)
Proceeds from long-term debt	-	230,000
Payments on long-term debt	(3,750)	(1,875)
Repurchase of convertible notes	-	(72,619)
Settlement of convertible notes	(34,771)	-
Payments of deferred financing costs	-	(6,655)
Excess tax benefit of stock-based compensation awards	-	3,375
Net cash provided by (used in) financing activities	(56,393)	127,063
Effect of exchange rate fluctuations on cash	1,621	1,330

Net increase (decrease) in cash and cash equivalents	(18,929)	157,102

Cash and cash equivalents, beginning of period	126,351	132,631
Cash and cash equivalents, end of period	$107,422	$289,733

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$6,539	$3,339
Income taxes	1,835	6,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the quarters ended March 31, 2017 and 2016, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the expected results for the entire year ending December 31, 2017.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2017 and December 31, 2016, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2017 and December 31, 2016, we had $4.8 million and $4.3 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2017 and December 31, 2016 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2017 and December 31, 2016 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of March 31, 2017 and December 31, 2016 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the first quarters of 2017 and 2016 were $37.8 million and $30.1 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$8,548	$—	$8,548	$6,531	$—	$6,531
Commercial paper	—	12,890	12,890	—	24,826	24,826
Short-term investments:
Corporate debt securities	—	106,448	106,448	—	109,140	109,140
U.S. government agency bonds	—	11,998	11,998	—	26,513	26,513
Asset-backed securities	—	12,004	12,004	—	14,494	14,494
Total	$8,548	$143,340	$151,888	$6,531	$174,973	$181,504

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit agreement (carrying value including current maturities)	$131,250	$131,250	$135,000	$135,000
2010 Convertible debt (par value)	—	—	34,722	74,795
2016 Convertible debt (par value)	230,000	239,200	230,000	258,175

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note 4 for additional discussion regarding our convertible debt.

Accounting Pronouncements Adopted.  In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The methods of adoption for this ASU vary by amendment.  We adopted this ASU in the first quarter of 2017, prospectively applying the guidance related to the recognition of excess tax benefits and tax deficiencies in the income statement and the presentation of excess tax benefits on the statement of cash flows. See Note 5 for further discussion of the impact of adopting this ASU.

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

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the quarter ended March 31, 2017, were as follows (in thousands):

January 1, 2017 balance	$201,094
Adjustments related to prior acquisitions	(15)
Effects of changes in foreign currency exchange rates	1,671
March 31, 2017 balance	$202,750

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of March 31, 2017 and December 31, 2016, the carrying values of these assets were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contracts	$128,501	$(89,935)	$38,566	$137,398	$(96,723)	$40,675
Software	131,140	(101,689)	29,451	129,743	(99,316)	30,427
Total	$259,641	$(191,624)	$68,017	$267,141	$(196,039)	$71,102

The total amortization expense related to intangible assets for the first quarters of 2017 and 2016 were $6.9 million and $5.9 million, respectively. Based on the March 31, 2017 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2017– $25.6 million;  2018 – $19.9 million; 2019 – $13.4 million; 2020– $6.9 million; and 2021 – $3.0 million.

4. DEBT

Our long-term debt, as of March 31, 2017 and December 31, 2016, was as follows (in thousands):

	March 31,	December 31,
	2017	2016
Credit Agreement:
2015 Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 2.90% at March 31, 2017)	$131,250	$135,000
Less - deferred financing costs	(3,180)	(3,489)
Term loan, net of unamortized discounts	128,070	131,511
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(13,389)	(14,005)
Less – deferred financing costs	(5,265)	(5,513)
2016 Convertible Notes, net of unamortized discounts	211,346	210,482
2010 Convertible Notes – Senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%	—	34,722
Less – unamortized original issue discount	—	(272)
Less – deferred financing costs	—	(24)
2010 Convertible Notes, net of unamortized discounts	—	34,426
Total debt, net of unamortized discounts	339,416	376,419
Current portion of long-term debt, net of unamortized discounts	(16,875)	(49,426)
Long-term debt, net of unamortized discounts	$322,541	$326,993

Credit Agreement

During the first quarter of 2017, we made $3.8 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2015 Term Loan”). As of March 31, 2017, our interest rate on the 2015 Term Loan is 2.90% (adjusted LIBOR plus 1.75% per annum), effective through June 30, 2017, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2015 Revolver”) is 0.25%.  As of March 31, 2017, we had no borrowing outstanding on our 2015 Revolver and had the entire $200.0 million available to us.

Convertible Notes

2016 Convertible Notes.  Upon conversion of the 2016 Convertible Notes, we will settle our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election. It is our current intent and policy to settle our conversion obligations as follows: (i) pay cash for 100% of the par value of the 2016 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or a combination thereof.

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

As a result of us increasing our dividend in March 2017 (see Note 7), the previous conversion rate for the 2016 Convertible Notes of 17.4642 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.26 per share of our common stock, has been adjusted to 17.4699 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.24 per share of our common stock.

Holders may require CSG to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 15, 2026, and March 15, 2031, or upon the occurrence of a fundamental change (as defined in the 2016 Convertible Notes Indenture) in each case at a purchase price equal to the principal amount thereof plus accrued and unpaid interest.

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

As of March 31, 2017, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

2010 Convertible Notes.   In March 2017, we settled our conversion obligation for the 2010 Convertible Notes as follows: (i) we paid cash of $34.8 million for the remaining par value of the 2010 Convertible Notes; and (ii) delivered 694,240 shares of our common shares from treasury stock, to settle the $28.8 million value of the conversion obligation in excess of the par value. See Note 8 for discussion of our equity transactions.

5. INCOME TAXES

The effective income tax rates for the first quarters of 2017 and 2016 were as follows:

Quarter Ended March 31,
2017	2016
9%	35%

The lower first quarter 2017 effective income tax rate reflects an approximately $5 million net benefit resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017, discussed below in Note 8.  The stock warrants have appreciated in value since their vesting resulting in an income tax benefit to us when exercised.  Additionally, as discussed in Note 2, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) in the first quarter of 2017.  This ASU requires a change in the recognition of excess tax benefits and tax deficiencies, related to share-based payment transactions, which were recorded in equity, and now are recorded discrete to the quarter incurred as a component of income tax expense in the income statement.  The adoption of this ASU provided an approximately $1 million benefit to our first quarter effective income tax rate and is expected to provide an approximately $2 million benefit for the full year.  For the full-year 2017 we are currently estimating an effective income tax rate of approximately 31%.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2017, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2017. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended March 31,
	2017	2016
Basic weighted-average common shares	32,016	30,762
Dilutive effect of restricted common stock	578	732
Dilutive effect of 2010 Convertible Notes	-	1,900
Dilutive effect of Stock Warrants	-	278
Diluted weighted-average common shares	32,594	33,672

The Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price.  The 2010 Convertible Notes were settled in March 2017 (see Note 4).

The Stock Warrants have a dilutive effect only in those quarterly periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method), and are not subject to performance vesting conditions.  All the vested Stock Warrants were exercised in January 2017 (see Note 8).

Potentially dilutive common shares related to non-participating unvested restricted stock excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarters of 2017 and 2016 we repurchased 0.1 million shares of our common stock for $5.4 million (weighted-average price of $42.85 per share) and 0.3 million shares of our common stock for $9.5 million (weighted-average price of $36.07 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of March 31, 2017, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 6.6 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the first quarters of 2017 and 2016, we repurchased and then cancelled 0.2 million shares of common stock for $6.1 million and 0.2 million shares of common stock for $9.5 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the first quarter of 2017, the Board approved a quarterly cash dividend of $0.1975 per share of common stock, totaling $6.7 million. During the first quarter of 2016, the Board approved a quarterly cash dividend of $0.185 per share of common stock, totaling $6.0 million.

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto our Advanced Convergent Platform based on various milestones. The Stock Warrants have a 10-year term and an exercise price of $26.68 per warrant.

Upon vesting, the Stock Warrants are recorded as a client incentive asset with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is amortized as a reduction in cloud and related solutions revenues over the remaining term of the Comcast amended agreement.  As of March 31, 2017, we recorded a client incentive asset related to these Stock Warrants of $16.0 million and have amortized $5.5 million as a reduction in cloud and related solutions revenues.  The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.

As of December 31, 2016, approximately 1.4 million Stock Warrants had vested.  In January 2017, Comcast exercised approximately 1.4 million vested Stock Warrants, which we net share settled under the provisions of the Warrant Agreement (discussed further in Treasury Shares below).  As of March 31, 2017, approximately 1.5 million Stock Warrants were outstanding, none of which were vested.

Treasury Stock.  In January 2017, we net share settled the exercise of 1.4 million vested Stock Warrants noted above by delivering 649,221 of our common shares from treasury stock, which had a fair value of $31.5 million. The carrying value of the shares of treasury stock delivered was $15.4 million (weighted-average price of $23.66 per share).  The difference between the carrying amount of the treasury shares and the $16.0 million carrying amount of the common stock warrants was recorded as an adjustment to additional paid-in capital.

In March 2017, we net share settled the portion of the conversion obligation in excess of the par value related to our 2010 Convertible Notes by delivering 694,240 of our common shares from treasury stock.  The carrying value of the shares of treasury stock delivered was $16.5 million (weighted average price of $23.71 per share).  The difference between the carrying amount of the treasury shares and the $28.8 million carrying amount of the conversion obligation on the settlement date was recorded as an adjustment to additional paid-in capital.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter is as follows (shares in thousands):

	Quarter Ended March 31, 2017
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,394	$31.26
Awards granted	473	39.48
Awards forfeited/cancelled	(9)	31.49
Awards vested	(439)	28.35
Unvested awards, ending	1,419	$34.90

Included in the awards granted during the first quarter of 2017 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established total shareholder return objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the first quarter of 2017 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarters of 2017 and 2016 of $5.7 million and $6.5 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2016 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve.  These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are outlined within Part II Item 1A. Risk Factors of this report and in Part I Item 1A. Risk Factors of our 2016 10-K.  Readers are strongly encouraged to review those sections closely in conjunction with MD&A.

Company Overview

We are one of the world’s largest and most established providers of business support solutions, primarily serving the global communications industry. We have over thirty years of expertise supporting communications service providers as their businesses have evolved from a single product offering to highly complex and competitive multi-product offerings, while also requiring increasingly differentiated, real-time, and personalized experiences for their customers.

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

We generate approximately 70% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the quarter ended March 31, 2017 we generated approximately 86% of our revenues from the Americas region, approximately 9% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2017, when compared to the first quarter of 2016, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended March 31,
	2017	2016
Revenues	$192,470	$186,226
Operating Results:
Operating income	27,013	41,291
Operating income margin	14.0%	22.2%
Diluted EPS	$0.62	$0.64
Supplemental Data:
Restructuring and reorganization charges	$248	$(5,741)
Stock-based compensation (1)	5,670	6,527
Amortization of acquired intangible assets	1,714	2,195
Amortization of OID	888	1,658
Loss on repurchase of convertible notes	-	3,211

(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Our revenues for the first quarter of 2017 were $192.5 million, a 3% increase when compared to revenues of $186.2 million for the first quarter of 2016. The year-over-year increase in revenues is primarily attributed to the growth of our cloud and related solutions revenues, resulting primarily from the higher revenues from our recurring managed services arrangements and the conversion of customer accounts onto our Advanced Convergent Platform (“ACP”) over the past year, which more than offset the lower software and services revenues generated during the quarter.

Operating Results.  Operating income for the first quarter of 2017 was $27.0 million, or a 14.0% operating income margin percentage, compared to $41.3 million, or a 22.2% operating income margin percentage for the first quarter of 2016, with the decreases in operating income and operating income margin percentage reflective of the increase in planned investments aimed at generating future long-term growth in our business.  These increased expenditures are primarily within the following areas of our business: (i) our R&D efforts; (ii) our go-to-market programs; and (iii) the operating environments for our cloud solutions (e.g., resiliency, security, and capacity).

Diluted EPS.  Diluted EPS for the first quarter of 2017 was $0.62 compared to $0.64 for the first quarter of 2016.  The decrease in diluted EPS can be mainly attributed to the lower operating income margin, discussed above, however, the impact of this decrease is offset by a lower effective income tax rate of 9% for the current quarter, compared to 35% for the same period in 2016.  The lower first quarter 2017 effective income tax rate is primarily the result of an approximate $5 million net income tax benefit resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017.  The stock warrants, issued as an incentive for Comcast to convert new customer accounts on to our ACP could solution, have appreciated in value since their vesting, resulting in an income tax benefit to us when exercised.

Cash and Cash Flows.  As of March 31, 2017, we had cash, cash equivalents and short-term investments of $237.9 million, as compared to $276.5 million as of as of December 31, 2016.  The quarterly decrease can be mainly attributed to the cash payment of approximately $35 million for the remaining par value of our 2010 Convertible Notes, which were settled in full in March 2017.  Our cash flows from operating activities for the quarter ended March 31, 2017 were $30.0 million. See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Charter/Time Warner. In connection with Charter Corporation Inc.’s (“Charter”) acquisition of Time Warner Cable, Inc. (“Time Warner”) in May 2016, the Time Warner Master Subscriber Management Agreement (the “Time Warner Agreement”) was assigned to Charter.  Our current agreement with Charter runs through December 31, 2019.  The Time Warner Agreement, which covers the Time Warner customer accounts serviced by CSG and now owned by Charter, was originally set to expire on March 31, 2017, but was extended on March 30, 2017 for one month through April 30, 2017.  On April 28, 2017, the Time Warner Agreement was amended to provide for an additional one-month extension through May 31, 2017, while the parties continue to finalize terms relating to a new long-term Charter Consolidated Master Subscriber Management System Agreement that will provide our products and services covering both Time Warner and Charter customer accounts under one master agreement.

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

Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Comcast	27%	26%	25%
Charter/Time Warner (combined for all periods)	21%	20%	21%
DISH	12%	12%	14%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31,	December 31,	March 31,
	2017	2016	2016
Comcast	26%	25%	25%
Charter/Time Warner (combined for all periods)	23%	24%	18%
DISH	10%	10%	13%

See our 2016 10-K for additional discussion of our business relationships and contractual terms with Comcast, Charter/Time Warner, and DISH.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of goodwill and other long-lived assets; (iii) income taxes; and (iv) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2016 10-K.

Results of Operations

Total Revenues.  Total revenues for the first quarter of 2017 were $192.5 million, a 3% increase when compared to $186.2 million for the first quarter of 2016.  The year-over-year increase in revenues is primarily attributed to the growth of our cloud and related solutions revenues, resulting primarily from the higher revenues from our recurring managed services arrangements and the conversion of customer accounts onto ACP over the past year, which more than offset the lower software and services revenues generated during the quarter.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended March 31,
	2017	2016
Revenues:
Cloud and related solutions	$158,777	$149,814
Software and services	15,058	19,178
Maintenance	18,635	17,234
Total revenues	$192,470	$186,226

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the first quarters of 2017 and 2016 were as follows (in thousands):

	Quarter Ended March 31,
	2017	2016
Americas (principally the U.S.)	$165,137	$161,824
Europe, Middle East, and Africa	17,214	15,503
Asia Pacific	10,119	8,899
Total revenues	$192,470	$186,226

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for the first quarter of 2017 were $158.8 million, a 6% increase when compared to $149.8 million for the first quarter of 2016.  The increase in cloud and related solutions revenues higher revenues from our recurring managed services arrangements and the conversion of approximately three million customer accounts onto ACP over the past twelve months.

Software and Services Revenues.  Software and services revenues for the first quarter of 2017 were $15.1 million, a 21% decrease when compared to $19.2 million for the first quarter of 2016.  The decrease in software and services revenues can be attributed mainly to continued low market demand for large transformational software and service deals and the shift in our focus towards more recurring revenue arrangements.  We continue to transition this part of our business into a more predictable recurring revenue model, with our managed services arrangements and delivery of our cloud-based solutions.

Maintenance Revenues.  Maintenance revenues for the first quarter of 2017 were $18.6 million, an 8% increase when compared to $17.2 million for the first quarter of 2016.  These variances are due mainly to the timing of maintenance renewals and related revenue recognition.

Total Expenses.  Our operating expenses for the first quarter of 2017 were $165.5 million, a 14% increase when compared to $144.9 million for the first quarter of 2016.  The year-over-year increase in total expenses is mainly due to the planned investments, discussed above, and the $6.6 million gain on disposition of business operations recorded in our restructuring and reorganization charges in the first quarter of 2016, with no comparable transaction in the current quarter.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2016 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the first quarter of 2017 increased 15% to $76.1 million, from $66.2 million for the first quarter of 2016. These cost increases relate primarily to higher costs associated with the increase in revenues and use of our ACP and related solutions, and growth in our managed services arrangements since last year.  Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the first quarters of 2017 and 2016 were 47.9% and 44.2%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the first quarter of 2017 decreased 16% to $11.3 million, from $13.4 million for the first quarter of 2016.  This decrease is reflective of the decrease in revenues as personnel and the related costs previously allocated to professional services projects were reassigned to other areas of the business. Total software and services cost as a percentage of our software and services revenues for the first quarters of 2017 and 2016 were 74.9% and 69.7%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the first quarter of 2017 was $10.4 million, a slight increase when compared to $9.9 million for the first quarter of 2016.  Total cost of maintenance as a percentage of our maintenance revenues for the first quarters of 2017 and 2016 were 55.7% and 57.4%, respectively.

R&D Expense.  R&D expense for the first quarter of 2017 increased 14% to $26.8 million, from $23.6 million for the first quarter of 2016, with the increase reflective of our heightened level of investment in 2017.  As a percentage of total revenues, R&D expense for the first quarters of 2017 and 2016 was 13.9% and 12.7%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services. This includes the continued investment in our cloud-based solutions aimed at improving a providers’ time-to-market for new offerings, flexibility, scalability, and total cost of ownership.

SG&A Expense.  SG&A expense for the first quarter of 2017 was $37.3 million, a 10% increase when compared to $34.1 million for the first quarter of 2016.  These increases reflect an increased investment in our sales and marketing activities, system security, and employee programs.  Our SG&A costs as a percentage of total revenues for the first quarters of 2017 and 2016 were 19.4% and 18.3%, respectively.

Restructuring and Reorganization Charges.  Restructuring and reorganization charges for the first quarters of 2017 and 2016 were $0.2 million and ($5.7) million, respectively.  The negative restructuring and reorganization costs for the first quarter of 2016 reflect the $6.6 million gain on the sale of our cyber-security business marketed under the Invotas brand.

Operating Income. Operating income for the first quarter of 2017 was $27.0 million, or 14.0% of total revenues, compared to $41.3 million, or 22.2% of total revenues for the first quarter of 2016.  The decreases in operating income and operating income margin percentage are reflective of the increase in planned investments aimed at generating future long-term growth in our business, as we increase our R&D efforts, our go-to-market programs, and the operating environments for our cloud solutions (e.g., resiliency, security, and capacity).

Interest Expense.  Interest expense for the first quarter of 2017 was $4.3 million, a 43% increase from $3.0 million for the first quarter of 2016.  The overall increase in interest expense is mainly the result of the refinancing of our 2010 Convertible Debt in March 2016.  The refinancing included the issuance of the 2016 Convertible Debt, resulting in an increase to interest expense, and the utilization of those proceeds to reduce the 2010 Convertible Debt outstanding throughout 2016 until the final settlement in March 2017, resulting in an offsetting decrease to interest expense.

Loss on Repurchase of Convertible Notes.  In March 2016, following completion of the sale of the 2016 Convertible Notes, we purchased $40 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of approximately $73 million and recognized a loss on the repurchase of $3.2 million in the first quarter of 2016.

Income Tax Provision.  The effective income tax rates for the first quarters of 2017 and 2016 were as follows:

Quarter Ended March 31,
2017	2016
9%	35%

The lower first quarter 2017 effective income tax rate reflects an approximately $5 million net benefit resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017 (see Note 8 to our Financial Statements for further discussion).  The stock warrants have appreciated in value since their vesting resulting in an income tax benefit to us when exercised.  Additionally, as discussed in Note 2 to our Financial Statements, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) in the first quarter of 2017.  This ASU requires a change in the recognition of excess tax benefits and tax deficiencies, related to share-based payment transactions, which were recorded in equity, and now are recorded discrete to the quarter incurred as a component of income tax expense in the income statement.  The adoption of this ASU provided an approximately $1 million benefit to our first quarter effective income tax rate and is expected to provide an approximately $2 million benefit for the full year.  For the full-year 2017 we are currently estimating an effective income tax rate of approximately 31%.

Liquidity

Cash and Liquidity

As of March 31, 2017, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $237.9 million as compared to $276.5 million as of as of December 31, 2016.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2015 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in February 2020.  As of March 31, 2017, there were no borrowings outstanding on the 2015 Revolver.  The 2015 Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2017, and the date of this filing, we believe that we are in compliance with the provisions of the 2015 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31,	December 31,
	2017	2016
Americas (principally the U.S.)	$188,142	$220,269
Europe, Middle East and Africa	42,690	46,941
Asia Pacific	7,040	9,288
Total cash, equivalents and short-term investments	$237,872	$276,498

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of March 31, 2017, we had $4.8 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

Cash Flows From Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2016 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2017 and 2016 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2017:
March 31	$43,495	$(13,531)	$29,964

2016:
March 31	$36,755	$(26,081)	$10,674

Cash flows from operating activities for the first quarters of 2017 and 2016 reflect the negative impacts of the payment of the 2016 and 2015 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items. In addition, cash flows from operations for the first quarter of 2016 were negatively impacted by a prospective change in the timing of payment terms for a key vendor related to postage costs.

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

Significant fluctuations in key operating assets and liabilities between 2017 and 2016 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2017:
March 31	$198,135	$(2,824)	$195,311	70

2016:
March 31	$185,297	$(3,647)	$181,650	61

The increase in DBOs between quarters is due to an increase in the average monthly net trade accounts receivable balances between quarters due primarily to the timing around certain recurring customer payments and do not reflect a material deterioration in the overall quality of our outstanding accounts receivable.

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

	2017	2016
March 31	$40,191	$39,236

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

Income Taxes Receivable

Income taxes receivable increased $6.0 million in the first quarter of 2017 to $17.9 million as of March 31, 2017, from $11.9 million as of December 31, 2016, due primarily to a net income tax benefit resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017 (see Note 5 to our Financial Statements for further discussion).

Accrued Employee Compensation

Accrued employee compensation decreased $16.6 million in the first quarter of 2017 to $48.7 million as of March 31, 2017, from $65.3 million as of December 31, 2016, due primarily to the payment of the 2016 employee incentive compensation that was fully accrued at December 31, 2016, offset to a certain degree by the accrual for the 2017 employee incentive compensation.

Deferred Revenue

Deferred revenue (current and non-current) increased $6.3 million in the first quarter of 2017 to $58.0 million as of March 31, 2017, from $51.7 million as of December 31, 2016, primarily as a result of annual recurring services that are typically billed in the first quarter of the year.

Cash Flows From Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  For the first quarters of 2017 and 2016, we purchased $18.0 million and $14.1 million, respectively, and sold (or had mature) $37.8 million and $30.1 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the first quarters of 2017 and 2016, for property and equipment, and investments in client contracts were as follows (in thousands):

	Quarter Ended March 31,
	2017	2016
Property and equipment	$9,557	$5,262
Client contracts	4,363	1,520

Our property and equipment expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) statement production equipment.

Our investments in client contracts for the first quarters of 2017 and 2016 relate primarily to:  (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our managed services solutions; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term cloud solution arrangements where we are required to deferred conversion/set-up services fees and recognize those fees as the related services are performed.  For the first quarters of 2017 and 2016 our: (i) investments in client contracts related to cash incentives were $2.1 million and zero, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term cloud solution contracts were $2.3 million and $1.5 million, respectively.

Proceeds from the Disposition of Business Operations.  During the first quarter of 2016, we received additional cash proceeds totaling $8.9 million related to the sale of our cyber-security business marketed under the Invotas brand.  The proceeds were contingent on a liquidation event, as defined in the sale agreement.

Cash Flows From Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the first quarters of 2017 and 2016, the Board approved dividend payments totaling $6.7 million and $6.0 million, respectively.  During the first quarters of 2017 and 2016, we paid dividends of $7.0 million and $6.5 million, respectively (with the additional amounts attributed to dividends for incentive shares paid upon vesting).

Repurchase of Common Stock.  During the first quarters of 2017 and 2016, we repurchased 0.1 million shares and 0.3 million shares of our common stock under the guidelines of our Stock Repurchase Program for $5.4 million and $9.5 million, respectively.

Outside of our Stock Repurchase Program, during the first quarters of 2017 and 2016, we repurchased from our employees and then cancelled 0.2 million shares of our common stock in each period for $6.1 million and $9.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.   During the first quarter of 2017, we settled our conversion obligation for the 2010 Convertible Notes as follows: (i) we paid cash of $34.8 million for the remaining par value of the 2010 Convertible Notes; and (ii) delivered 694,240 of our common shares from treasury stock to settle the $28.8 million conversion obligation in excess of par value.

During the first quarter of 2016, we completed an offering of $230 million of 4.25% senior subordinated convertible notes due March 15, 2036 (the “2016 Convertible Notes”), paid $6.7 million of deferred financing costs, and repurchased $40 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of $73 million.

Additionally, during the first quarters of 2017 and 2016, we made principal repayments of $3.8 million and $1.9 million, respectively.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2017, we had cash, cash equivalents, and short-term investments of $237.9 million, of which approximately 75% is in U.S. Dollars and held in the U.S. We have $4.8 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of March 31, 2017, we had a $200 million revolving loan facility, the 2015 Revolver, with a syndicate of financial institutions.  As of March 31, 2017, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of March 31, 2017, we had 6.6 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock.

During the first quarter 2017, we repurchased 0.1 million shares of our common stock for $5.4 million (weighted-average price of $42.85 per share).

Under our Stock Repurchase Program, we may repurchase shares in the open market or a privately negotiated transaction, including through an ASR plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of the share repurchases will be dependent on the then current market conditions and other business-related factors.

Outside of our Stock Repurchase Program, during the first quarter of 2017, we repurchased from our employees and then cancelled 0.2 million shares of our common stock for $6.1 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Our common stock repurchases are discussed in more detail in Note 8 to our Financial Statements.

•

Cash Dividends. During the first quarter of 2017, the Board declared dividends totaling $6.7 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Boards’ approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•	Capital Expenditures. During the first quarter of 2017, we spent $9.6 million on capital expenditures. As of March 31, 2017, we have made no significant capital expenditure commitments.
•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions. During the first quarter of 2017, we made investments in client contracts of $4.4 million.

We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast for the right to purchase up to approximately 2.9 million shares of our common stock as an additional incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.

In January 2017, Comcast exercised 1.4 million vested Stock Warrants.  We net share settled the exercise of the Stock Warrants by delivering 649,221 of our common shares from treasury stock, which had a fair value of $31.5 million.  After this exercise, approximately 1.5 million Stock Warrants are outstanding, none of which are vested as of the date of this filing.

 The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt. In March 2017, we settled our conversion obligation for the 2010 Convertible Notes as follows: (i) we paid cash of $34.8 million for the remaining par value of the 2010 Convertible Notes; and (ii) delivered 694,240 of our common shares from treasury stock to settle the $28.8 million conversion obligation in excess of par value. As of March 31, 2017, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230 million; and (ii) 2015 Term Loan borrowings of $131.3 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2015 Credit Agreement

Our 2015 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $16.9 million, and $4.2 million, respectively. We have the ability to make prepayments on our 2015 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2017, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2016 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our 2015 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 4 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the March 31, 2017 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2017 and December 31, 2016 were $107.4 million and $126.4 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2017 and December 31, 2016 were $130.5 million and $150.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of March 31, 2017, the fair value of the 2016 Convertible Notes was estimated at $239.2 million, using quoted market prices.

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

During the first quarter of 2017, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of March 31, 2017 and December 31, 2016, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2017		December 31, 2016
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(7)	$1,729	$(18)	$3,753
Euro	(116)	13,798	(135)	12,402
U.S. Dollar	(139)	18,051	(197)	20,248
Other	(34)	2,087	-	2,419
Totals	$(296)	$35,665	$(350)	$38,822

A hypothetical adverse change of 10% in the March 31, 2017 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of March 31, 2017.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2016 Form 10-K.  There were no material changes to the risk factors disclosed in our 2016 Form 10-K during the first quarter of 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the first quarter of 2017 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 - January 31	47,123	$49.66	46,000	6,696,267
February 1 - February 28	161,801	40.24	34,500	6,661,767
March 1 - March 31	69,940	38.13	46,000	6,615,767
Total	278,864	$41.31	126,500

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

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

Dated: May 5, 2017

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.22Z*	Twenty-Sixth Amendment to the CSG Master Subscriber Master Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.24BJ*	One Hundred Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.24BK*	One Hundred Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.24BL*	One Hundred Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.24BM*	One Hundred Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.24BN	One Hundred Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.25CI*	Ninety-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CJ*	Ninety-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CK*	Ninety-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CL*	Ninety-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CM*	One Hundred First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.