Form 10-Q
period 2017-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2017-08-04
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO   ☒

Shares of common stock outstanding at July 31, 2017:  33,584,617

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2017

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$125,111	$126,351
Short-term investments	119,843	150,147
Total cash, cash equivalents and short-term investments	244,954	276,498
Trade accounts receivable:
Billed, net of allowance of $2,706 and $3,080	197,486	208,930
Unbilled	37,353	30,828
Income taxes receivable	13,517	11,931
Other current assets	37,633	31,751
Total current assets	530,943	559,938
Non-current assets:
Property and equipment, net of depreciation of $129,475 and $122,866	36,343	33,116
Software, net of amortization of $104,252 and $99,316	28,890	30,427
Goodwill	206,634	201,094
Client contracts, net of amortization of $88,406 and $96,723	38,089	40,675
Deferred income taxes	13,455	14,218
Other assets	10,040	12,411
Total non-current assets	333,451	331,941
Total assets	$864,394	$891,879
LIABILITIES, CURRENT PORTION OF LONG-TERM DEBT CONVERSION OBLIGATION AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized discounts of zero and $296	$18,750	$49,426
Client deposits	32,590	33,916
Trade accounts payable	29,982	35,118
Accrued employee compensation	50,314	65,341
Deferred revenue	57,865	45,064
Income taxes payable	423	822
Other current liabilities	18,960	22,342
Total current liabilities	208,884	252,029
Non-current liabilities:
Long-term debt, net of unamortized discounts of $20,652 and $23,007	318,098	326,993
Deferred revenue	7,710	6,694
Income taxes payable	2,441	2,245
Deferred income taxes	100	99
Other non-current liabilities	12,035	12,618
Total non-current liabilities	340,384	348,649
Total liabilities	549,268	600,678
Current portion of long-term debt conversion obligation	-	39,841
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,700 and 32,261 shares outstanding	689	672
Common stock warrants; zero and 1,426 warrants vested; 1,425 and 2,851 issued	-	16,007
Additional paid-in capital	421,638	391,209
Treasury stock, at cost; 33,830 and 34,919 shares	(804,650)	(826,002)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(12)	(159)
Cumulative foreign currency translation adjustments	(35,649)	(45,213)
Accumulated earnings	733,110	714,846
Total stockholders' equity	315,126	251,360
Total liabilities, current portion of long-term debt conversion obligation and stockholders' equity	$864,394	$891,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Cloud and related solutions	$157,879	$149,992	$316,656	$299,806
Software and services	15,896	21,152	30,954	40,330
Maintenance	18,938	19,108	37,573	36,342
Total revenues	192,713	190,252	385,183	376,478
Cost of revenues (exclusive of depreciation, shown separately below):
Cloud and related solutions	77,286	70,195	153,338	136,428
Software and services	10,405	11,461	21,679	24,827
Maintenance	9,969	11,127	20,351	21,011
Total cost of revenues	97,660	92,783	195,368	182,266
Other operating expenses:
Research and development	27,939	24,281	54,779	47,907
Selling, general and administrative	36,819	34,980	74,165	69,031
Depreciation	3,316	3,509	6,631	7,025
Restructuring and reorganization charges	2,731	5,325	2,979	(416)
Total operating expenses	168,465	160,878	333,922	305,813
Operating income	24,248	29,374	51,261	70,665
Other income (expense):
Interest expense	(4,146)	(4,473)	(8,452)	(7,478)
Amortization of original issue discount	(625)	(1,136)	(1,513)	(2,794)
Interest and investment income, net	704	523	1,510	991
Loss on repurchase of convertible notes	-	(5,108)	-	(8,319)
Other, net	122	(1,895)	(153)	(2,686)
Total other	(3,945)	(12,089)	(8,608)	(20,286)
Income before income taxes	20,303	17,285	42,653	50,379
Income tax provision	(8,722)	(6,448)	(10,835)	(18,038)
Net income	$11,581	$10,837	$31,818	$32,341

Weighted-average shares outstanding:
Basic	32,572	30,942	32,294	30,852
Diluted	32,996	32,811	32,795	33,241

Earnings per common share:
Basic	$0.36	$0.35	$0.99	$1.05
Diluted	0.35	0.33	0.97	0.97

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$11,581	$10,837	$31,818	$32,341
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,225	(7,938)	9,564	(9,040)
Unrealized holding gains (losses) on short-term investments arising during period	103	(254)	147	657
Other comprehensive income (loss), net of tax	5,328	(8,192)	9,711	(8,383)
Total comprehensive income, net of tax	$16,909	$2,645	$41,529	$23,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$31,818	$32,341
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	6,631	7,025
Amortization	14,418	13,040
Amortization of original issue discount	1,513	2,794
Asset impairment	2,147	-
(Gain) loss on short-term investments and other	(37)	3
Loss on repurchase of convertible notes	-	8,319
Gain on disposition of business operations	-	(6,611)
Deferred income taxes	1,725	78
Excess tax benefit of stock-based compensation awards	-	(3,440)
Stock-based compensation	11,644	12,086
Changes in operating assets and liabilities:
Trade accounts receivable, net	7,796	5,705
Other current and non-current assets	(4,787)	(1,866)
Income taxes payable/receivable	(1,402)	(7,971)
Trade accounts payable and accrued liabilities	(19,266)	(18,758)
Deferred revenue	12,288	8,020
Net cash provided by operating activities	64,488	50,765

Cash flows from investing activities:
Purchases of property and equipment	(18,738)	(8,863)
Purchases of short-term investments	(73,831)	(102,110)
Proceeds from sale/maturity of short-term investments	104,291	61,833
Acquisition of and investments in client contracts	(7,526)	(4,461)
Proceeds from the disposition of business operations	-	8,850
Net cash provided by (used in) investing activities	4,196	(44,751)

Cash flows from financing activities:
Proceeds from issuance of common stock	846	715
Payment of cash dividends	(13,713)	(12,265)
Repurchase of common stock	(16,482)	(19,494)
Proceeds from long-term debt	-	230,000
Payments on long-term debt	(7,500)	(3,750)
Repurchase of convertible notes	-	(198,367)
Settlement of convertible notes	(34,771)	-
Payments of deferred financing costs	-	(6,744)
Excess tax benefit of stock-based compensation awards	-	3,440
Net cash used in financing activities	(71,620)	(6,465)
Effect of exchange rate fluctuations on cash	1,696	2,937

Net increase (decrease) in cash and cash equivalents	(1,240)	2,486

Cash and cash equivalents, beginning of period	126,351	132,631
Cash and cash equivalents, end of period	$125,111	$135,117

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$7,629	$4,619
Income taxes	10,490	25,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and December 31, 2016, and for the quarters and six months ended June 30, 2017 and 2016, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 10-K”), filed with the SEC. The results of operations for the quarter and six months ended June 30, 2017 are not necessarily indicative of the expected results for the entire year ending December 31, 2017.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of June 30, 2017 and December 31, 2016, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of June 30, 2017 and December 31, 2016, we had $3.0 million and $4.3 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2017 and December 31, 2016 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of June 30, 2017 and December 31, 2016 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of June 30, 2017 and December 31, 2016 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2017 and 2016 were $104.3 million and $61.8 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$14,625	$—	$14,625	$6,531	$—	$6,531
Commercial paper	—	17,866	17,866	—	24,826	24,826
Short-term investments:
Corporate debt securities	—	96,858	96,858	—	109,140	109,140
U.S. government agency bonds	—	8,919	8,919	—	26,513	26,513
Asset-backed securities	—	14,066	14,066	—	14,494	14,494
Total	$14,625	$137,709	$152,334	$6,531	$174,973	$181,504

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit agreement (carrying value including current maturities)	$127,500	$127,500	$135,000	$135,000
2010 Convertible debt (par value)	—	—	34,722	74,795
2016 Convertible debt (par value)	230,000	248,688	230,000	258,175

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

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2017, were as follows (in thousands):

January 1, 2017 balance	$201,094
Adjustments related to prior acquisitions	(30)
Effects of changes in foreign currency exchange rates	5,570
June 30, 2017 balance	$206,634

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist primarily of client contracts and software. As of June 30, 2017 and December 31, 2016, the carrying values of these assets were as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contracts	$126,495	$(88,406)	$38,089	$137,398	$(96,723)	$40,675
Software	133,142	(104,252)	28,890	129,743	(99,316)	30,427
Total	$259,637	$(192,658)	$66,979	$267,141	$(196,039)	$71,102

The total amortization expense related to intangible assets for the second quarters of 2017 and 2016 were $6.4 million and $6.0 million, respectively, and for the six months ended June 30, 2017 and 2016 were $13.3 million and $11.9 million, respectively. Based on the June 30, 2017 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2017– $26.9 million;  2018 – $21.1 million; 2019 – $14.3 million; 2020– $7.4 million; and 2021 – $3.2 million.

4. DEBT

Our long-term debt, as of June 30, 2017 and December 31, 2016, was as follows (in thousands):

	June 30,	December 31,
	2017	2016
Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 3.05% at June 30, 2017)	$127,500	$135,000
Less - deferred financing costs	(2,874)	(3,489)
Term loan, net of unamortized discounts	124,626	131,511
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(12,764)	(14,005)
Less – deferred financing costs	(5,014)	(5,513)
2016 Convertible Notes, net of unamortized discounts	212,222	210,482
2010 Convertible Notes – Senior subordinated convertible notes; due March 1, 2017; cash interest at 3.0%	—	34,722
Less – unamortized original issue discount	—	(272)
Less – deferred financing costs	—	(24)
2010 Convertible Notes, net of unamortized discounts	—	34,426
Total debt, net of unamortized discounts	336,848	376,419
Current portion of long-term debt, net of unamortized discounts	(18,750)	(49,426)
Long-term debt, net of unamortized discounts	$318,098	$326,993

Credit Agreement

During the six months ended June 30, 2017, we made $7.5 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2015 Term Loan”). As of June 30, 2017, our interest rate on the 2015 Term Loan is 3.05% (adjusted LIBOR plus 1.75% per annum), effective through September 29, 2017, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2015 Revolver”) is 0.25%.  As of June 30, 2017, we had no borrowing outstanding on our 2015 Revolver and had the entire $200.0 million available to us.

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

As a result of us increasing our dividend in March 2017 (see Note 8), the previous conversion rate for the 2016 Convertible Notes of 17.4699 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.24 per share of our common stock, has been adjusted to 17.4753 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.22 per share of our common stock.

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

As of June 30, 2017, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

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

5.  INCOME TAXES

The effective income tax rates for the second quarters and six months ended June 30, 2017 and 2016 were as follows:

Quarter Ended		Six Months Ended
June 30,		June 30,
2017	2016	2017	2016
43%	37%	25%	36%

The lower rate for the six months ended June 30, 2017 reflects an approximately $5 million net benefit received in the first quarter of 2017 resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017, discussed below in Note 8.  The stock warrants appreciated in value since their vesting, which resulted in an income tax benefit to us when exercised.  Additionally, as discussed in Note 2, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) in the first quarter of 2017.  This ASU requires a change in the recognition of excess tax benefits and tax deficiencies, related to share-based payment transactions, which were recorded in equity, and now are recorded discrete to the quarter incurred as a component of income tax expense in the income statement.  Under the guidance of this ASU, we recognized an income tax benefit of approximately zero and approximately $1 million, respectively, for the second quarter and six months ended June 30, 2017.  It is expected to provide an approximately $2 million benefit for the full year.  For the full-year 2017 we are currently estimating an effective income tax rate of approximately 32%.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2017, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2017. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted-average common shares	32,572	30,942	32,294	30,852
Dilutive effect of restricted common stock	424	602	501	667
Dilutive effect of 2010 Convertible Notes	-	907	-	1,403
Dilutive effect of Stock Warrants	-	360	-	319
Diluted weighted-average common shares	32,996	32,811	32,795	33,241

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

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the six months ended June 30, 2017 and 2016 we repurchased 0.3 million shares of our common stock for $10.5 million (weighted-average price of $41.00 per share) and 0.3 million shares of our common stock for $9.5 million (weighted-average price of $36.07 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of June 30, 2017, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 6.5 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the six months ended June 30, 2017 and 2016, we repurchased and then cancelled 0.2 million shares of common stock for $6.3 million and 0.3 million shares of common stock for $10.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the second quarter of 2017, the Board approved a quarterly cash dividend of $0.1975 per share of common stock, totaling $6.7 million. During the second quarter of 2016, the Board approved a quarterly cash dividend of $0.185 per share of common stock, totaling $6.0 million. Dividends declared for the six months ended June 30, 2017 and 2016 totaled $13.4 million and $12.0 million, respectively.

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

Upon vesting, the Stock Warrants are recorded as a client incentive asset with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is amortized as a reduction in cloud and related solutions revenues over the remaining term of the Comcast amended agreement.  As of June 30, 2017, we recorded a client incentive asset related to these Stock Warrants of $16.0 million and have amortized $6.6 million as a reduction in cloud and related solutions revenues.  The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.

As of December 31, 2016, approximately 1.4 million Stock Warrants had vested.  In January 2017, Comcast exercised approximately 1.4 million vested Stock Warrants, which we net share settled under the provisions of the Warrant Agreement (discussed further in Treasury Shares below).  As of June 30, 2017, approximately 1.5 million Stock Warrants remain issued, none of which were vested.

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

Stock-Based Awards. A summary of our unvested restricted common stock activity during the second quarter is as follows (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,419	$34.90	1,394	$31.26
Awards granted	2	40.55	475	39.49
Awards forfeited/cancelled	(11)	34.63	(20)	33.44
Awards vested	(19)	34.65	(458)	28.61
Unvested awards, ending	1,391	$34.92	1,391	$34.92

Included in the awards granted during the six months ended June 30, 2017 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in equal installments over three years upon meeting either pre-established financial performance objectives or pre-established total shareholder return objectives. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the quarter and six months ended June 30, 2017 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the second quarters of 2017 and 2016 of $6.0 million and $5.6 million, respectively, and for the six months ended June 30, 2017 and 2016 of $11.6 million and $12.1 million, respectively.

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

Company Overview

We are one of the world’s largest and most established providers of business support solutions, primarily serving the global communications industry. We have thirty-five years of expertise supporting communications service providers as their businesses have evolved from a single product offering to highly complex and competitive multi-product offerings, while also requiring increasingly differentiated, real-time, and personalized experiences for their customers.

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

We generate approximately 70% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the six months ended June 30, 2017 we generated approximately 85% of our revenues from the Americas region, approximately 9% of our revenues from the Europe, Middle East and Africa region, and approximately 6% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Management Overview of Quarterly Results

Second Quarter Highlights.  A summary of our results of operations for the second quarter of 2017, when compared to the second quarter of 2016, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2017	June 30, 2016
Revenues	$192,713	$190,252
Operating Results:
Operating income	24,248	29,374
Operating income margin	12.6%	15.4%
Diluted EPS	$0.35	$0.33
Supplemental Data:
Restructuring and reorganization charges	$2,731	$5,325
Stock-based compensation (1)	5,974	5,461
Amortization of acquired intangible assets	1,734	2,215
Amortization of OID	625	1,136
Loss on repurchase of convertible notes	-	(5,108)

(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Our revenues for the second quarter of 2017 were $192.7 million, a 1% increase when compared to revenues of $190.3 million for the second quarter of 2016. The year-over-year increase in revenues is primarily attributed to the growth of our cloud and related solutions revenues, resulting primarily from the higher revenues from our recurring managed services arrangements and the conversion of customer accounts onto our cloud solutions over the past year, which more than offset the lower software and services revenues generated during the quarter.

Operating Results.  Operating income for the second quarter of 2017 was $24.2 million, or a 12.6% operating income margin percentage, compared to $29.4 million, or a 15.4% operating income margin percentage for the second quarter of 2016, with the decreases in operating income and operating income margin percentage reflective of the increase in planned investments aimed at generating future long-term growth in our business.  These increased expenditures are primarily within the following areas of our business: (i) our R&D efforts; (ii) our go-to-market programs; and (iii) the operating environments for our cloud solutions (e.g., resiliency, security, and capacity).

Diluted EPS.  Diluted EPS for the second quarter of 2017 was $0.35 compared to $0.33 for the second quarter of 2016.  The increase in diluted EPS can be mainly attributed to the loss on the repurchase of the 2010 Convertible Notes in the second quarter of 2016, with no corresponding amount in 2017.

Cash and Cash Flows.  As of June 30, 2017, we had cash, cash equivalents and short-term investments of $245.0 million, as compared to $237.9 million as of March 31, 2017 and $276.5 million as of as of December 31, 2016.  Our cash flows from operating activities for the quarter ended June 30, 2017 were $34.5 million. See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Charter/Time Warner. In connection with Charter Corporation Inc.’s (“Charter”) acquisition of Time Warner Cable, Inc. (“Time Warner”) in May 2016, the Time Warner Master Subscriber Management Agreement (the “Time Warner Agreement”) was assigned to Charter.  Our existing agreement with Charter ran through December 31, 2019.  The Time Warner Agreement, which covered the Time Warner customer accounts serviced by CSG and now owned by Charter, was originally set to expire on March 31, 2017, but was extended for additional one-month periods through July 31, 2017, while the parties continued to finalize terms relating to a new long-term Charter Consolidated Master Subscriber Management System Agreement that would provide our products and services covering both Time Warner and Charter customer accounts under one master agreement.

On July 17, 2017, we entered into a new Consolidated CSG Master Subscriber Management System Agreement with Charter (the “New Agreement”) which supersedes all previous agreements with Charter and Time Warner.

The key terms and conditions of the New Agreement are as follows:

•

The New Agreement is effective August 1, 2017 and extends our contractual relationship with Charter (an additional two years), and additionally covers the Time Warner customer accounts serviced by CSG and now owned by Charter (an additional four-and-a-half years) through December 31, 2021.  In addition, Charter has the option to extend the New Agreement for an additional one-year term.

•

Consistent with the previous agreements, the fees to be generated under the New Agreement will be based primarily on monthly per unit charges for our cloud and related solution, and other various ancillary services. Certain of the per-unit fees include volume-based pricing tiers, and are subject to annual inflationary price escalators.

•	The New Agreement includes incentives for Charter to convert additional customer accounts onto our Advanced Convergent Platform (“ACP”) customer care and billing solution.

•	The New Agreement includes minimum commitments for the number of Charter customer accounts to be serviced on ACP.

•

The New Agreement contains certain rights and obligations of both parties, including the following key items: (i) the termination of the Agreement under certain conditions; (ii) various service level commitments; and (iii) remedies and limitation on liabilities associated with specified breaches of contractual obligations.

Under the New Agreement, we provided Charter with a pricing discount in-line with the extended contract term through December 31, 2021, and the roll out of additional products and services by Charter.  As a result, we expect our revenues from Charter under the New Agreement to be relatively consistent on a go forward basis.

The anticipated revenue impact in both the near and long terms may vary depending on the actual level of products and services consumed by Charter.  The revenue impact from the New Agreement is only an estimate and actual results may vary depending upon a variety of factors.  We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

A copy of this amendment, with confidential information redacted, will be filed as an exhibit to CSG’s Form 10-Q for the quarter ended September 30, 2017.

Client Concentration.  A large percentage of our historical revenues have been generated from our largest clients, which are Comcast, Charter, and DISH Network Corporation (“DISH”).  To provide a consistent basis of comparison, the Charter and Time Warner revenues and accounts receivable balances are combined in the following tables for all periods prior to the acquisition without adjustment.

Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	June 30,	March 31,	June 30,
	2017	2017	2016
Comcast	27%	27%	25%
Charter/Time Warner (combined for all periods)	21%	21%	22%
DISH	11%	12%	14%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30,	March 31,	December 31,
	2017	2017	2016
Comcast	27%	26%	25%
Charter/Time Warner (combined for all periods)	24%	23%	24%
DISH	9%	10%	10%

See our 2016 10-K for additional discussion of our business relationships and contractual terms with Comcast, Charter, and DISH.

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

Results of Operations

Total Revenues.  Total revenues for the: (i) second quarter of 2017 were $192.7 million, a 1% increase when compared to $190.3 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $385.2 million, a 2% increase when compared to $376.5 million for the six months ended June 30, 2016.  The year-over-year increase in revenues is primarily attributed to the growth of our cloud and related solutions revenues, resulting primarily from the higher revenues from our recurring managed services arrangements and the conversion of customer accounts onto ACP over the past year, which more than offset the lower software and services revenues generated during the quarter.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Cloud and related solutions	$157,879	$149,992	$316,656	$299,806
Software and services	15,896	21,152	30,954	40,330
Maintenance	18,938	19,108	37,573	36,342
Total revenues	$192,713	$190,252	$385,183	$376,478

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the second quarters and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Americas (principally the U.S.)	$162,835	$162,564	$327,972	$324,388
Europe, Middle East, and Africa	17,817	16,515	35,031	32,018
Asia Pacific	12,061	11,173	22,180	20,072
Total revenues	$192,713	$190,252	$385,183	$376,478

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for the: (i) second quarter of 2017 were $157.9 million, a 5% increase when compared to $150.0 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $316.7 million, a 6% increase when compared to $299.8 million for the six months ended June 30, 2016.  The increases in cloud and related solutions revenues higher revenues from our recurring managed services arrangements and the conversion of over five million customer accounts onto ACP over the past twelve months, including approximately three million customer accounts during the second quarter and six months ended June 30, 2017.

Software and Services Revenues.  Software and services revenues for the: (i) second quarter of 2017 were $15.9 million, a 25% decrease when compared to $21.2 million for the second quarter of 2016 and (ii) six months ended June 30, 2017 were $31.0 million, a 23% decrease when compared to $40.3 million for the six months ended June 30, 2016.  The decreases in software and services revenues can be attributed mainly to continued low market demand for large transformational software and service deals and the shift in our focus towards more recurring revenue arrangements, which are included in our cloud and related solutions revenues.  We continue to transition this part of our business into a more predictable recurring revenue model, with our managed services arrangements and delivery of our cloud-based solutions.

Maintenance Revenues.  Maintenance revenues for the: (i) second quarter of 2017 were $18.9 million, relatively consistent when compared to $19.1 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $37.6 million, a 3% increase when compared to $36.3 million for the six months ended June 30, 2016.  These variances are due mainly to the timing of maintenance renewals and related revenue recognition.

Total Expenses.  Our operating expenses for the: (i) second quarter of 2017 were $168.5 million, a 5% increase when compared to $160.9 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $333.9 million, a 9% increase when compared to $305.8 million for the six months ended June 30, 2016.  The year-over-year increase in total expenses is mainly due to the planned investments, discussed above.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2016 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the: (i) second quarter of 2017 increased 10% to $77.3 million, from $70.2 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $153.3 million, a 12% increase when compared to $136.4 million for the six months ended June 30, 2016.  These cost increases relate primarily to higher costs associated with the increase in revenues related to use of our ACP and related solutions, and growth in our managed services arrangements since last year.  Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the: (i) second quarters of 2017 and 2016 were 49.0% and 46.8%, respectively; and (ii) six months ended June 30, 2017 and 2016 were 48.4% and 45.5%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the: (i) second quarter of 2017 decreased 9% to $10.4 million, from $11.5 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $21.7 million, a 13% decrease when compared to $24.8 million for the six months ended June 30, 2016.   This decrease is reflective of the decrease in revenues as personnel and the related costs previously allocated to professional services projects were reassigned to other areas of the business. Total software and services cost as a percentage of our software and services revenues for the: (i) second quarters of 2017 and 2016 were 65.5% and 54.2%, respectively; and (ii) six months ended June 30, 2017 and 2016 were 70.0% and 61.6%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the: (i) second quarter of 2017 was $10.0 million, a 10% decrease when compared to $11.1 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $20.4 million, a 3% decrease when compared to $21.0 million for the six months ended June 30, 2016, with the decreases mainly due to lower amortization expense for certain technology assets. Total cost of maintenance as a percentage of our maintenance revenues for the: (i) second quarters of 2017 and 2016 were 52.6% and 58.2%, respectively; and (ii) six months ended June 30, 2017 and 2016 were 54.2% and 57.8%, respectively.

R&D Expense.  R&D expense for the: (i) second quarter of 2017 increased 15% to $27.9 million, from $24.3 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 increased 14% to $54.8 million, from $47.9 million for the six months ended June 30, 2016.  These increases are reflective of our heightened level of investment in 2017.  As a percentage of total revenues, R&D expense for the second quarters of 2017 and 2016 were 14.5% and 12.8%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services. This includes the continued investment in our cloud-based solutions (principally, around our Ascendon platform) aimed at improving a providers’ time-to-market for new offerings, flexibility, scalability, and total cost of ownership.

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the: (i) second quarter of 2017 was $36.8 million, a 5% increase when compared to $35.0 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $74.2 million, a 7% increase when compared to $69.0 million for the six months ended June 30, 2016. These increases reflect an increased investment in our sales and marketing activities (principally, towards greater global sales coverage and Ascendon sales capabilities), system security, and employee programs.  Our SG&A costs as a percentage of total revenues for the second quarters of 2017 and 2016 were 19.1% and 18.4%, respectively.

Restructuring and Reorganization Charges.  Restructuring and reorganization charges for the: (i) second quarters of 2017 and 2016 were $2.7 million and $5.3 million, respectively; and (ii) six months ended June 30, 2017 and 2016 were $3.0 million and ($0.4) million, respectively.  The second quarter 2017 restructuring and reorganization activities include asset impairment charges of $2.1 million primarily due to the write-down of a note receivable related to the disposition of our Quaero business in 2013.  The second quarter of 2016 restructuring and reorganization charges are primarily related to organizational realignments.  For the six months ended June 30, 2016, these charges were offset by the $6.6 million gain on the sale of our cyber-security business marketed under the Invotas brand.

Operating Income. Operating income for the: (i) second quarter of 2017 was $24.2 million, or 12.6% of total revenues, compared to $29.4 million, or 15.4% of total revenues for the second quarter of 2016; and (ii) six months ended June 30, 2017 were $51.3 million, or 13.3% of total revenues, compared to $70.7 million, or 18.8% of total revenues for the six months ended June 30, 2016. The decreases in operating income and operating income margin percentage are reflective of the increase in planned investments aimed at generating future long-term growth in our business, as discussed above.

Interest Expense.  Interest expense for the: (i) second quarter of 2017 was $4.1 million, a 7% decrease from $4.5 million for the second quarter of 2016; and (ii) six months ended June 30, 2017 increased 13% to $8.5 million, from $7.5 million for the six months ended June 30, 2016. The changes in interest expense are mainly the result of the refinancing of our 2010 Convertible Debt in March 2016.  The refinancing included the issuance of the 2016 Convertible Debt, resulting in the year-to-date increase to interest expense, and the utilization of those proceeds to reduce the 2010 Convertible Debt outstanding throughout 2016 until the final settlement in March 2017, resulting in a decrease in interest expense between the second quarters of 2017 and 2016.

Loss on Repurchase of Convertible Notes.  Following completion of the issuance of the 2016 Convertible Notes in March 2016, we purchased $106 million aggregate principal amount of the 2010 Convertible Notes during the six months ended June 30, 2016, for a total purchase price of approximately $198.4 million and recognized a loss on the repurchases of $8.3 million.

Income Tax Provision.  The effective income tax rates for the second quarters and six months ended June 30, 2017 and 2016 were as follows:

Quarter Ended		Six Months Ended
June 30,		June 30,
2017	2016	2017	2016
43%	37%	25%	36%

The lower rate for the six months ended June 30, 2017 reflects an approximately $5 million net benefit received in the first quarter of 2017 resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017 (see Note 8 to our Financial Statements for further discussion).  The stock warrants appreciated in value since their vesting, which resulted in an income tax benefit to us when exercised.  Additionally, as discussed in Note 2 to our Financial Statements, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) in the first quarter of 2017.  This ASU requires a change in the recognition of excess tax benefits and tax deficiencies, related to share-based payment transactions, which were recorded in equity, and now are recorded discrete to the quarter incurred as a component of income tax expense in the income statement.  Under the guidance of this ASU, we recognized an income tax benefit of approximately zero and approximately $1 million, respectively, for the second quarter and six months ended June 30, 2017.  For the full-year 2017 we are currently estimating an effective income tax rate of approximately 32%.

Liquidity

Cash and Liquidity

As of June 30, 2017, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $245.0 million, as compared to $237.9 million as of March 31, 2017 and $276.5 million as of as of December 31, 2016.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2015 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in February 2020.  As of June 30, 2017, there were no borrowings outstanding on the 2015 Revolver.  The 2015 Credit Agreement contains customary affirmative covenants and financial covenants.  As of June 30, 2017, and the date of this filing, we believe that we are in compliance with the provisions of the 2015 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30,	December 31,
	2017	2016
Americas (principally the U.S.)	$193,735	$220,269
Europe, Middle East and Africa	42,907	46,941
Asia Pacific	8,312	9,288
Total cash, equivalents and short-term investments	$244,954	$276,498

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of June 30, 2017, we had $3.0 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

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

Our 2017 and 2016 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
Cash Flows from Operating Activities:	Operations	Liabilities	Totals

2017:
March 31	$43,495	$(13,531)	$29,964
June 30	26,364	8,160	34,524
Total	$69,859	$(5,371)	$64,488

2016:
March 31	$36,755	$(26,081)	$10,674
June 30	28,880	11,211	40,091
Total	$65,635	$(14,870)	$50,765

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2017:
March 31	$198,135	$(2,824)	$195,311	70
June 30	200,192	(2,706)	197,486	65

2016:
March 31	$185,297	$(3,647)	$181,650	61
June 30	182,640	(3,726)	178,914	63

The increase in DBOs in the first quarter of 2017 is due to an increase in the average monthly net trade accounts receivable balances between quarters due primarily to the timing around certain recurring customer payments.

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

	2017	2016
March 31	$40,191	$39,236
June 30	37,353	34,518

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

Accrued Employee Compensation

Accrued employee compensation decreased $15.0 million to $50.3 million as of June 30, 2017, from $65.3 million as of December 31, 2016, due primarily to the payment of the 2016 employee incentive compensation that was fully accrued at December 31, 2016, offset to a certain degree by the accrual for the 2017 employee incentive compensation.

Deferred Revenue

Deferred revenue (current and non-current) increased $13.8 million to $65.6 million as of June 30, 2017, from $51.8 million as of December 31, 2016, primarily as a result of annual recurring services that are typically billed in the first half of each year.

Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.

Purchases/Sales of Short-term Investments.  For the six months ended June 30, 2017 and 2016, we purchased $73.8 million and $102.1 million, respectively, and sold (or had mature) $104.3 million and $61.8 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the six months ended June 30, 2017 and 2016, for property and equipment, and investments in client contracts were as follows (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Property and equipment	$18,738	$8,863
Client contracts	7,526	4,461

Our property and equipment expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) statement production equipment.

Our investments in client contracts for the six months ended June 30, 2017 and 2016 relate primarily to:  (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our managed services solutions; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term cloud solution arrangements where we are required to deferred conversion/set-up services fees and recognize those fees as the related services are performed.  For the six months ended June 30, 2017 and 2016 our: (i) investments in client contracts related to cash incentives were $2.1 million and $1.5 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term cloud solution contracts were $5.4 million and $3.0 million, respectively.

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

Cash Dividends Paid on Common Stock.  During the six months ended June 30, 2017 and 2016, the Board approved dividend payments totaling $13.4 million and $12.0 million, respectively.  During the six months ended June 30, 2017 and 2016, we paid dividends of $13.7 million and $12.3 million, respectively (with the additional amounts attributed to dividends for incentive shares paid upon vesting).

Repurchase of Common Stock.  During the six months ended June 30, 2017 and 2016, we repurchased 0.3 million shares of our common stock under the guidelines of our Stock Repurchase Program for $10.5 million and $9.5 million, respectively.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2017 and 2016, we repurchased from our employees and then cancelled 0.2 million and 0.3 million shares, respectively, of our common stock in each period for $6.3 million and $10.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.  During the six months ended June 30, 2017, we settled our conversion obligation for the 2010 Convertible Notes as follows: (i) we paid cash of $34.8 million for the remaining par value of the 2010 Convertible Notes; and (ii) delivered 694,240 of our common shares from treasury stock to settle the $28.8 million conversion obligation in excess of par value.

During the six months ended June 30, 2016, we completed an offering of $230 million of 4.25% senior subordinated convertible notes due March 15, 2036 (the “2016 Convertible Notes”), paid $6.7 million of deferred financing costs, and repurchased $106 million aggregate principal amount of the 2010 Convertible Notes for a total purchase price of $198.4 million.

Additionally, during the six months ended June 30, 2017 and 2016, we made principal repayments of $7.5 million and $3.8 million, respectively.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of June 30, 2017, we had cash, cash equivalents, and short-term investments of $245.0 million, of which approximately 74% is in U.S. Dollars and held in the U.S. We have $3.0 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility. As of June 30, 2017, we had a $200 million revolving loan facility, the 2015 Revolver, with a syndicate of financial institutions.  As of June 30, 2017, we had no borrowing outstanding on our 2015 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of June 30, 2017, we had 6.5 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2015 Credit Agreement places certain limitations on our ability to repurchase our common stock.

During the six months ended June 30, 2017, we repurchased 0.3 million shares of our common stock for $10.5 million (weighted-average price of $41.00 per share).

Under our Stock Repurchase Program, we may repurchase shares in the open market or a privately negotiated transaction, including through an ASR plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of the share repurchases will be dependent on the then current market conditions and other business-related factors.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2017, we repurchased from our employees and then cancelled 0.2 million shares of our common stock for $6.3 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Our common stock repurchases are discussed in more detail in Note 8 to our Financial Statements.

•

Cash Dividends. During the six months ended June 30, 2017, the Board declared dividends totaling $13.4 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•	Capital Expenditures. During the six months ended June 30, 2017, we spent $18.7 million on capital expenditures. As of June 30, 2017, we have made no significant capital expenditure commitments.
•

Investments in Client Contracts. In the past, we have provided incentives to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing solutions.  During the six months ended June 30, 2017, we made investments in client contracts of $7.5 million.

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

In January 2017, Comcast exercised 1.4 million vested Stock Warrants.  We net share settled the exercise of the Stock Warrants by delivering 649,221 of our common shares from treasury stock, which had a fair value of $31.5 million. As of June 30, 2017, approximately 1.5 million Stock Warrants remain issued, none of which are vested as of the date of this filing.

The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt. In March 2017, we settled our conversion obligation for the 2010 Convertible Notes as follows: (i) we paid cash of $34.8 million for the remaining par value of the 2010 Convertible Notes; and (ii) delivered 694,240 of our common shares from treasury stock to settle the $28.8 million conversion obligation in excess of par value.  As of June 30, 2017, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230 million; and (ii) 2015 Term Loan borrowings of $127.5 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2015 Credit Agreement

Our 2015 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $18.8 million, and $4.3 million, respectively. We have the ability to make prepayments on our 2015 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2017, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the June 30, 2017 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2017 and December 31, 2016 were $125.1 million and $126.4 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2017 and December 31, 2016 were $119.8 million and $150.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of June 30, 2017, the fair value of the 2016 Convertible Notes was estimated at $248.7 million, using quoted market prices.

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

During the six months ended June 30, 2017, we generated approximately 88% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of June 30, 2017 and December 31, 2016, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2017		December 31, 2016
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(2)	$1,196	$(18)	$3,753
Euro	(313)	13,350	(135)	12,402
U.S. Dollar	(499)	21,238	(197)	20,248
Other	(5)	1,696	-	2,419
Totals	$(819)	$37,480	$(350)	$38,822

A hypothetical adverse change of 10% in the June 30, 2017 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of June 30, 2017.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2016 Form 10-K.  There were no material changes to the risk factors disclosed in our 2016 Form 10-K during the second quarter of 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the second quarter of 2017 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
April 1 - April 30	44,142	$37.14	43,700	6,572,067
May 1 - May 31	40,081	39.39	39,100	6,532,967
June 1 - June 30	50,294	40.96	46,000	6,486,967
Total	134,517	$39.24	128,800

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

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

Dated: August 4, 2017

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.22AA*	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AB*	Twenty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AC*	Twenty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AD*	Twenty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AE*	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AF*	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.23AW*	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.
10.24BO*	One Hundred Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.24BP*	One Hundred Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.24BQ	One Hundred Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.24BR	One Hundred Twenty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.24BS*	One Hundred Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.24BT	One Hundred Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.24BU*	One Hundred Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC.
10.25CN*	One Hundredth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CO*	One Hundred Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CP*	One Hundred Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CQ*	One Hundred Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CR*	One Hundred Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
10.25CS*	One Hundred Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.