Form 10-Q
period 2018-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2018-05-04
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO   ☒

Shares of common stock outstanding at April 30, 2018:  33,653,228

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2018

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$147,503	$122,243
Short-term investments	74,595	139,117
Total cash, cash equivalents and short-term investments	222,098	261,360
Trade accounts receivable:
Billed, net of allowance of $3,967 and $4,149	213,051	219,531
Unbilled	35,426	31,187
Income taxes receivable	12,261	13,839
Other current assets	32,388	28,349
Total current assets	515,224	554,266
Non-current assets:
Property and equipment, net of depreciation of $109,074 and $123,126	59,553	44,651
Software, net of amortization of $111,881 and $108,986	30,894	26,906
Goodwill	222,915	210,080
Client contracts, net of amortization of zero and $97,109	-	43,626
Acquired client contracts, net of amortization of $80,618 and zero	39,688	-
Client contract costs, net of amortization of $25,304 and zero	38,357	-
Deferred income taxes	13,844	14,057
Other assets	7,963	10,948
Total non-current assets	413,214	350,268
Total assets	$928,438	$904,534
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$22,500
Client deposits	34,991	31,053
Trade accounts payable	35,536	38,420
Accrued employee compensation	46,027	62,984
Deferred revenue	38,197	41,885
Income taxes payable	1,502	1,216
Other current liabilities	20,948	24,535
Total current liabilities	184,701	222,593
Non-current liabilities:
Long-term debt, net of unamortized discounts of $17,741 and $18,264	354,759	309,236
Deferred revenue	9,191	12,346
Income taxes payable	2,457	2,415
Deferred income taxes	8,412	4,584
Other non-current liabilities	10,843	10,614
Total non-current liabilities	385,662	339,195
Total liabilities	570,363	561,788
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,674 and 33,516 shares outstanding	692	689
Common stock warrants; 439 and 439 warrants vested; 1,425 and 1,425 issued	9,082	9,082
Additional paid-in capital	425,926	427,091
Treasury stock, at cost; 34,200 and 34,075 shares	(820,434)	(814,732)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(182)	(88)
Cumulative foreign currency translation adjustments	(21,024)	(28,734)
Accumulated earnings	764,015	749,438
Total stockholders' equity	358,075	342,746
Total liabilities and stockholders' equity	$928,438	$904,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2018	March 31, 2017
Revenues:
Cloud and related solutions	$177,516	$158,777
Software and services	11,959	15,058
Maintenance	12,229	18,635
Total revenues	201,704	192,470
Cost of revenues (exclusive of depreciation, shown separately below):
Cloud and related solutions	86,908	76,052
Software and services	8,533	11,274
Maintenance	5,655	10,382
Total cost of revenues	101,096	97,708
Other operating expenses:
Research and development	29,379	26,840
Selling, general and administrative	40,648	37,346
Depreciation	3,914	3,315
Restructuring and reorganization charges	900	248
Total operating expenses	175,937	165,457
Operating income	25,767	27,013
Other income (expense):
Interest expense	(4,266)	(4,306)
Amortization of original issue discount	(652)	(888)
Interest and investment income, net	811	806
Loss on extinguishment of debt	(810)	-
Other, net	(646)	(275)
Total other	(5,563)	(4,663)
Income before income taxes	20,204	22,350
Income tax provision	(6,190)	(2,113)
Net income	$14,014	$20,237

Weighted-average shares outstanding:
Basic	32,528	32,016
Diluted	33,102	32,594

Earnings per common share:
Basic	$0.43	$0.63
Diluted	0.42	0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2018	March 31, 2017
Net income	$14,014	$20,237
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,710	4,339
Unrealized holding gains (losses) on short-term investments arising during period	(94)	44
Other comprehensive income, net of tax	7,616	4,383
Total comprehensive income, net of tax	$21,630	$24,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$14,014	$20,237
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	3,914	3,315
Amortization	9,946	7,471
Amortization of original issue discount	652	888
Asset impairment	339	-
Gain on short-term investments and other	(17)	(57)
Loss on extinguishment of debt	810	-
Deferred income taxes	4,017	5,971
Stock-based compensation	4,572	5,670
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	25,459	5,650
Other current and non-current assets	(4,629)	2,793
Income taxes payable/receivable	1,035	(5,692)
Trade accounts payable and accrued liabilities	(26,926)	(21,943)
Deferred revenue	(3,331)	5,661
Net cash provided by operating activities	29,855	29,964

Cash flows from investing activities:
Purchases of property and equipment	(12,235)	(9,557)
Purchases of short-term investments	(15,070)	(17,983)
Proceeds from sale/maturity of short-term investments	79,508	37,782
Acquisition of and investments in business, net of cash acquired	(68,636)	-
Acquisition of and investments in client contracts	-	(4,363)
Net cash provided by (used in) investing activities	(16,433)	5,879

Cash flows from financing activities:
Proceeds from issuance of common stock	484	385
Payment of cash dividends	(7,437)	(7,033)
Repurchase of common stock	(11,920)	(11,224)
Proceeds from long-term debt	150,000	-
Payments on long-term debt	(120,000)	(3,750)
Settlement of convertible notes	-	(34,771)
Payments of deferred financing costs	(1,442)	-
Net cash provided by (used in) financing activities	9,685	(56,393)
Effect of exchange rate fluctuations on cash	2,153	1,621

Net increase (decrease) in cash and cash equivalents	25,260	(18,929)

Cash and cash equivalents, beginning of period	122,243	126,351
Cash and cash equivalents, end of period	$147,503	$107,422

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$5,844	$6,539
Income taxes	1,162	1,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the quarters ended March 31, 2018 and 2017, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the expected results for the entire year ending December 31, 2018.

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

Revenue.  We adopted Topic 606 Revenue from Contracts with Customers (“ASC 606”) as of January 1, 2018 using the cumulative effect method and have applied ASC 606 to all contracts with clients that had not been completed as of the date of initial application. In conjunction with the adoption of ASC 606, we recorded a cumulative adjustment increasing beginning retained earnings (net of tax) by approximately $7 million, primarily related to contracts that we were previously required to defer revenue as we did not have vendor specific objective evidence (“VSOE”) of fair value for certain undelivered elements. Since we adopted ASC 606 using the cumulative effect method, comparative information in our Financial Statements has not been adjusted and continues to be as previously reported.

The following tables summarize the impacts of adopting ASC 606 on our Financial Statements as of and for the quarter ended March 31, 2018 (in thousands, except per share amounts):

	As of March 31, 2018
Condensed Balance Sheet	As Reported	Adjustments	Balances without adoption of ASC 606
Unbilled trade accounts receivable	$35,426	$(697)	$34,729
Other current assets	32,388	3,184	35,572
Client contracts, net of amortization	-	70,376	70,376
Acquired client contracts, net of amortization	39,688	(39,688)	-
Client contract costs, net of amortization	38,357	(38,357)	-
Other non-current assets	7,963	4,485	12,448
Other assets	774,616	-	774,616
Total assets (1)	$928,438	$(697)	$927,741
Deferred revenue	$47,388	$3,781	$51,169
Deferred income taxes	8,412	(366)	8,046
Other liabilities	514,563	-	514,563
Total liabilities	570,363	3,415	573,778
Accumulated earnings	764,015	(4,112)	759,903
Other stockholders' equity	(405,940)	-	(405,940)
Total stockholders' equity	358,075	(4,112)	353,963
Total stockholders' equity and liabilities	$928,438	$(697)	$927,741

(1)	See Note 3 for further discussion related to the reclassification of our client contracts and client contract costs.

	Quarter Ended March 31, 2018
Condensed Statement of Income	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues:
Cloud and related services (2)	$177,516	$(6,994)	$170,522
Software and services (2)	11,959	1,566	13,525
Maintenance (2)	12,229	5,128	17,357
Total revenues	201,704	(300)	201,404
Cost of revenues:
Cloud and related services (2)	86,908	(6,295)	80,613
Software and services (2)	8,533	237	8,770
Maintenance (2)	5,655	5,114	10,769
Total cost of revenues	101,096	(944)	100,152
Other expenses	80,404	-	80,404
Income before income taxes	20,204	644	20,848
Income tax provision	(6,190)	(187)	(6,377)
Net income	$14,014	$457	$14,471
Net income per diluted share	$0.42	$0.02	$0.44

(2)

Adjustments are primarily related to software license products and related maintenance contracted as part of our cloud solutions contracts that were not capable of being distinct as a separate performance obligation under ASC 606 and are included in cloud solutions services in the first quarter of 2018. Costs associated with these products were also reclassified to cost of cloud solution services in the first quarter of 2018.

	Quarter Ended March 31, 2018
Condensed Statement of Cash Flows	As Reported	Adjustments	Balances without adoption of ASC 606
Net income	$14,014	$457	$14,471
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization	9,946	(878)	9,068
Deferred income taxes	4,017	187	4,204
Other	10,270	-	10,270
Changes in operating assets and liabilities:
Other current and non-current assets	(4,629)	2,298	(2,331)
Deferred revenue	(3,331)	(563)	(3,894)
Other	(432)	-	(432)
Net cash provided by operating activities	29,855	1,501	31,356
Cash flows from investing activities:
Acquisition of and investments in client contracts	-	(1,501)	(1,501)
Other	(16,433)	-	(16,433)
Net cash used in investing activities	(16,433)	(1,501)	(17,934)
Net cash provided by financing activities	9,685	-	9,685
Effect of exchange rate fluctuations on cash	2,153	-	2,153
Net increase cash and cash equivalents	25,260	-	25,260
Cash and cash equivalents, beginning of period	122,243	-	122,243
Cash and cash equivalents, end of period	$147,503	$-	$147,503

As a result of adopting ASC 606, we have changed our accounting policies for revenue recognition as discussed in more detail below.

In summary, our revenue from client contracts is primarily related to our cloud and related solutions and, to a lesser degree, software and service and related maintenance arrangements, and is measured based on consideration specified within each of our contracts, excluding sales incentives and amounts collected on behalf of third parties, if any.  We account for various products and services separately if they are distinct. A product or service, or group of products or services, is distinct if it is separately identifiable from other items in the context of the contract and if our client can benefit from the product or service on their own or with other resources that are readily available to that client. We recognize revenue when we satisfy our performance obligations by transferring control over a particular product or service, or group of products or services, to our clients, as described in more detail below.  Taxes assessed on our products and services based on governmental authorities at the time of invoicing are excluded from our revenue.

Cloud and Related Solutions.

Our cloud and related solutions revenue relates to: (i) our software-as-a-service (“SaaS”), cloud-based, revenue management and content monetization solutions, and various related ancillary services; and (ii) our managed services offering in which we operate software solutions (primarily our software solutions) on behalf of our clients.

We contract for our cloud-based solutions using long-term arrangements whose terms have typically ranged from three to ten years. The long-term cloud-based arrangements include a series of multiple services delivered daily or monthly, to include such things as: (i) revenue billing and customer care services; (ii) business support services (e.g., workforce management tools, consumer credit verifications, etc.); (iii) content monetization and delivery functions; and (iv) customer statement invoice printing and mailing services. The fees for these services typically are billed to our clients monthly based upon actual monthly volumes and/or usage of services (e.g., the number of client customers maintained on our systems, the number of transactions processed on our systems, and/or the quantity and content of the monthly statements and mailings processed through our systems).

For cloud-based solution contracts, the total contract consideration (including impacts of discounts or incentives) is primarily variable dependent upon actual monthly volumes and/or usage of services; however, these contracts can also include ancillary fixed consideration in the form of one-time, monthly or annual fees. Although there may be multiple performance obligations, there is generally no allocation of value between the individual performance obligations as all are considered cloud and related solutions revenues that are recognized based on activities performed in each daily or monthly period.

We contract for managed services solutions using long-term arrangements whose terms have typically ranged from three to five years.  Under managed services agreements, we may operate software products (primarily our software solutions) on behalf of our clients: (i) out of a client’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center we contract with for such services. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end user billing services. The fees for these services typically are billed to our clients monthly on a fixed schedule.

For managed services contracts, the total contract consideration is typically a fixed fee but these contracts may also have variable fee components. Unless managed services are included with a software license contract (as discussed further below), there is generally only one performance obligation and revenue is recognized for these arrangements on a ratable basis as the services are performed.

Fees related to set-up or implementation activities for both cloud-based solution and managed services contracts are deferred and recognized ratably over the related service period to which the activities relate.

Due to the significance of variable consideration, number of products/services, complex pricing structures and long-term nature of these types of contracts, the judgments and estimates made in this area could have a significant effect on the amount and timing of revenues recognized in any period.

Prior to the adoption of ASC 606, we recognized revenue related to our cloud and related solutions contracts on a monthly basis as we provided the services.  The adoption of ASC 606 did not result in any significant changes to the timing of revenue recognition related to these contracts.

Software and Services.

Our software and services revenue relates primarily to: (i) software license sales on either a perpetual or term license basis; and (ii) professional services to implement the software. Our software and services contracts are often contracted in bundled arrangements that include not only the software license and related implementation services, but can also include maintenance, managed services and/or additional professional services.

For our software arrangements, the total contract consideration is allocated between the separate performance obligations based on stand-alone selling prices for software licenses, cost plus applicable margin for services and established pricing for maintenance.  The initial sale of software products generally requires significant production, modification or customization, such that the delivery of the software license and the related professional services required to implement the software represent one combined performance obligation that is satisfied over time based of hours worked (hours-based method). We are using hours worked on the project as the measure to determine progress toward completion as we believe it is the most appropriate metric to measure such progress. The software and services fees are generally billed to our clients on a milestone or date basis.

The determination of the performance obligations and allocation of value for software license arrangements require significant judgement.  We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license fees and maintenance, and cost-plus margins for services. Additionally, our use of an hours-based method of accounting for software license and other professional services performance obligations that are satisfied over time requires estimates of total project revenues and costs, along with the expected hours necessary to complete a project. Changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of this method of revenue recognition as we are exposed to various business risks in completing these types of performance obligations. The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity. The judgments and estimates made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. To mitigate the inherent risks in using this hours-based method, we track our performance on projects and reevaluate the appropriateness of our estimates as part of our monthly accounting cycle.

In certain instances, we sell software license volume upgrades, which provide our clients the right to use our software to process higher transaction volume levels. In these instances, we analyze the contract to determine if the volume upgrade is a separate performance obligation and if so, we recognize the value associated with the software license as revenue on the effective date of the volume upgrade.

A portion of our professional services revenues are contracted separately (e.g., business consulting services, etc.). Such contracts can either be on a fixed-price or time-and-materials basis.  Revenues from fixed-price, professional service contracts are recognized using an hours-based method, as these professional services represent a performance obligation that is satisfied over time.  Revenues from professional services contracts billed on a time-and-materials basis are recognized as the services are performed.

Prior to the adoption of ASC 606, we recognized revenue for our software arrangements under the guidelines of contract accounting as our software products required significant production, modification or customization and if we had VSOE of fair value for undelivered elements (e.g., maintenance), which we generally had, we would allocate a portion of the total arrangement fee to the undelivered element based on its VSOE of fair value, and the balance of the arrangement fee was recognized using the percentage-of-completion (“POC”) method of accounting.

Maintenance.

Our maintenance revenue relates primarily to support of our software once it has been implemented.  Maintenance revenues are recognized ratably over the software maintenance period as services are provided. Our maintenance consists primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements to our software products. If specified upgrades or enhancements are offered in a contract, which is rare, they are accounted for as a separate performance obligation. Maintenance can be invoiced to our clients on a monthly, quarterly or annual basis.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2018, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $517 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 80% of this amount over the next three years, with the remaining amount recognized by the end of 2023. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied (a practical expedient allowed under ASC 606). The majority of our future revenue is related to our cloud and related solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2019 through 2023.

We have not disclosed transaction price allocation to remaining performance obligations or an explanation thereof of comparable amounts as of December 31, 2017 (a transitional practical expedient allowed under ASC 606).

Disaggregation of Revenue

In the following table, revenue is disaggregated by geographic region (using the location of the client as the basis of attributing revenues to the individual regions):

Quarter Ended
March 31,
2018
Americas (principally the U.S.)	$169,903
Europe, Middle East, and Africa	20,434
Asia Pacific	11,367
Total revenues	$201,704

Billed and Unbilled Accounts Receivable. Billed accounts receivable represents our unconditional rights to consideration. Once invoiced, our payment terms are generally between 30-60 days, and rarely do we have contracts with financing arrangements.

Unbilled accounts receivable represents our rights to consideration for work completed but not billed.  Unbilled accounts receivable is transferred to billed accounts receivable when the rights become unconditional which is generally at the time of invoicing.

The following table rolls forward our unbilled accounts receivable from December 31, 2017 to March 31, 2018 (in thousands):

Unbilled Receivables
Beginning Balance, December 31, 2017	$31,187
Cumulative effect adjustments	4,193
Reclassification - Adoption of ASC 606	(2,276)
Beginning Balance, January 1, 2018	33,104
Recognized during the period	51,590
Reclassified to receivables	(49,865)
Other	597
Ending Balance, March 31, 2018	$35,426

Deferred Revenue. Deferred revenue represents consideration received from clients in advance of services being performed.

The following table rolls forward our deferred revenue from December 31, 2017 to March 31, 2018 (in thousands):

Deferred Revenue
Beginning Balance, December 31, 2017	$(54,231)
Cumulative effect adjustments	4,344
Reclassification - Adoption of ASC 606	2,276
Beginning Balance, January 1, 2018	(47,611)
Revenue recognized that was included in deferred revenue at the beginning of the period	19,405
Consideration received in advance of services performed net of revenue recognized in the current period	(18,237)
Other	(945)
Ending Balance, March 31, 2018	$(47,388)

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2018 and December 31, 2017, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2018 and December 31, 2017, we had $2.7 million and $4.2 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of March 31, 2018 and December 31, 2017 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2018 and December 31, 2017 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of March 31, 2018 and December 31, 2017 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the three months ended March 31, 2018 and 2017 were $79.5 million and $37.8 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$33,992	$—	$33,992	$3,544	$—	$3,544
Commercial paper	—	11,957	11,957	—	32,467	32,467
Short-term investments:
Corporate debt securities	—	59,869	59,869	—	124,182	124,182
U.S. government agency bonds	—	1,542	1,542	—	1,547	1,547
Asset-backed securities	—	13,184	13,184	—	13,388	13,388
Total	$33,992	$86,552	$120,544	$3,544	$171,584	$175,128

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2015 Credit Agreement (carrying value including current maturities)	$—	$—	$120,000	$120,000
2018 Credit Agreement (carrying value including current maturities)	150,000	150,000	—	—
2016 Convertible debt (par value)	230,000	251,563	230,000	251,850

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note  4 for additional discussion regarding an amendment to our Credit Agreement.

Other Accounting Pronouncements Adopted. In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers. This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted, and requires a modified retrospective transition method. We adopted this ASU in January 2018 and the adoption of this standard did not have a material impact on our Financial Statements.

Accounting Pronouncement Issued But Not Yet Effective. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, and requires a modified retrospective transition method.  We are currently in the process of evaluating the impact this ASU will have on our Financial Statements.  Based on our initial evaluations, we believe the adoption of this standard will have a material impact on our consolidated balance sheet.

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2018, were as follows (in thousands):

January 1, 2018 balance	$210,080
Business Ink acquisition	8,025
Adjustments related to prior acquisitions	(9)
Effects of changes in foreign currency exchange rates	4,819
March 31, 2018 balance	$222,915

See Note 5 for discussion regarding the Business Ink acquisition.

Other Intangible Assets. As part of the adoption of ASC 606, at January 1, 2018, we reclassified our investment in client contracts and capitalized costs related to conversion/set-up activities from “client contracts” to “client contract costs” on our Balance Sheet.  As of March 31, 2018, our intangible assets subject to ongoing amortization consist of acquired client contracts and software. As of March 31, 2018 and December 31, 2017, the carrying values of our other intangible assets were as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Investments in client contracts	$-	$-	$-	$26,616	$(9,782)	$16,834
Capitalized costs	-	-	-	26,811	(10,039)	16,772
Acquired client contracts	120,306	(80,618)	39,688	87,308	(77,288)	10,020
Total client contracts	120,306	(80,618)	39,688	140,735	(97,109)	43,626
Software	142,775	(111,881)	30,894	135,892	(108,986)	26,906
Total intangible assets	$263,081	$(192,499)	$70,582	$276,627	$(206,095)	$70,532

Other intangible assets as of March 31, 2018 include assets acquired in the Business Ink business acquisition (see Note 5).

The total amortization expense related to other intangible assets for the first quarters of 2018 and 2017 were $4.0 million and $6.9 million, respectively.  Based on the March 31, 2018 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2018 – $14.2 million;  2019 – $14.8 million; 2020 – $12.1 million; 2021– $8.1 million; and 2022 – $6.4 million.

Client Contract Costs.  As of March 31, 2018, the carrying values of our contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2018
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Client contract incentives (1)	$26,617	$(12,508)	$14,109
Capitalized costs (2)	32,099	(12,440)	19,659
Capitalized commission fees (3)	4,945	(356)	4,589
Total client contract costs	$63,661	$(25,304)	$38,357

The aggregate amortization related to our client contract costs include in our operations for the first quarter of 2018 was as follows (in thousands):

Client contract incentives (1)	$2,727
Capitalized costs (2)	2,395
Capitalized commission fees (3)	356
Total client contract costs	$5,478

(1)

Client contract incentives consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s account on, our outsourced solutions and are amortized ratably over the contract period to include renewal periods if applicable, which as of March 31, 2018, have termination dates that range from 2019 to 2025.  The amortization of client contract incentives is reflected as a reduction in cloud and related solutions revenue in our Income Statement.

(2)

Capitalized costs are related to client conversion/set-up activities and direct material costs to fulfill long-term cloud-based or managed services arrangements. These costs are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of March 31, 2018, range from 2019 to 2023, and are included in cost of cloud and related solutions in our Income Statement.

(3)

Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract. These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of March 31, 2018, range from 2019 to 2021, and are included in selling, general and administrative expenses on our Income Statement. Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less (a practical expedient allowed under ASC 606). These costs were not significant in the first quarter of 2018 and are included in selling, general and administrative expenses.

4. DEBT

Our long-term debt, as of March 31, 2018 and December 31, 2017, was as follows (in thousands):

	March 31,	December 31,
	2018	2017
2015 Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 3.44% at December 31, 2017)	$—	$120,000
Less - deferred financing costs	—	(2,274)
2015 term loan, net of unamortized discounts	—	117,726
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 3.21% at March 31, 2018)	150,000	—
Less - deferred financing costs	(2,663)	—
2018 term loan, net of unamortized discounts	147,337	—
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(10,835)	(11,487)
Less – deferred financing costs	(4,243)	(4,503)
2016 Convertible Notes, net of unamortized discounts	214,922	214,010
Total debt, net of unamortized discounts	362,259	331,736
Current portion of long-term debt, net of unamortized discounts	(7,500)	(22,500)
Long-term debt, net of unamortized discounts	$354,759	$309,236

Credit Agreement

2018 Credit Agreement.  On March 5, 2018, we entered into a new $350 million credit agreement (the “2018 Credit Agreement”) with a consortium of banks to replace the 2015 Credit Agreement.

The 2018 Credit Agreement provides borrowings in the form of:  (i) a $150 million aggregate principal five-year term loan (the “2018 Term Loan”); and (ii) a $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”).  With the $150 million proceeds from the 2018 Term Loan, CSG repaid the outstanding $120 million balance of the term loan under the 2015 Credit Agreement, resulting in a net increase of available cash by $30 million, a portion of which was used to pay certain fees and expenses in connection with the refinancing, and the remainder of which will be used for general corporate purposes.

The interest rates under the 2018 Credit Agreement are based upon our choice of an adjusted LIBOR rate plus an applicable margin of 1.50% - 2.50%, or an alternate base rate plus an applicable margin of 0.50% -1.50%, with the applicable margin, depending on our then-net secured total leverage ratio.  We will pay a commitment fee of 0.200% - 0.375% of the average daily unused amount of the 2018 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.  The 2018 Credit Agreement includes mandatory repayments of the aggregate principal amount of the 2018 Term Loan (payable quarterly) for the first, second, third, fourth, and fifth years, with the remaining principal balance due at maturity.  The 2018 Credit Agreement has no prepayment penalties and requires mandatory repayments under certain circumstances, including:  (i) asset sales or casualty proceeds; and (ii) proceeds of debt or preferred stock issuances.

The 2018 Credit Agreement contains customary affirmative covenants.  In addition, the 2018 Credit Agreement has customary negative covenants that places limits on our ability to:  (i) incur additional indebtedness; (ii) create liens on its property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; and (viii) prepay certain indebtedness; and (ix) issue capital stock of subsidiaries.  We must also meet certain financial covenants to include:  (i) a maximum total leverage ratio; (ii) a maximum first-lien leverage ratio; and (iii) a minimum interest coverage ratio.   In conjunction with the 2018 Credit Agreement, we entered into a security agreement in favor of

Bank of America N.A, as collateral agent (the “Security Agreement”).  Under the Security Agreement and 2018 Credit Agreement, certain of our domestic subsidiaries have guaranteed our obligations, and have pledged substantially all of our assets to secure the obligations under the 2018 Credit Agreement and such guarantees.

During the first quarter of 2017, we made  $3.8 million of principal repayments on our 2015 Credit Agreement. As of March 31, 2018, our interest rate on the 2018 Term Loan is 3.21% (adjusted LIBOR plus 1.50% per annum), effective through April 8, 2018, and our commitment fee on the 2018 Revolver is 0.20%.  As of March 31, 2018, we had no borrowing outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

In conjunction with the closing of the 2018 Credit Agreement, we incurred financing costs of $1.4 million.  When combined with the remaining deferred financing costs of the 2015 Credit Agreement, financing costs of $2.7 million have been deferred and are being amortized to interest expense using the effective interest method over the related term of the 2018 Credit Agreement. Additionally, as certain lenders from the 2015 Credit Agreement chose not to participate in the 2018 Credit Agreement syndication group, we wrote-off $0.8 million of unamortized debt issuance costs and recognized a loss on extinguishment of that debt.

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

As a result of us increasing our quarterly dividend in March 2018 (see Note 9), the previous conversion rate for the 2016 Convertible Notes of 17.4858 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.19 per share of our common stock, has been adjusted to 17.4951 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.16 per share of our common stock.

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

As of March 31, 2018, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5.   BUSINESS INK ACQUISITION

On February 28, 2018, we acquired Business Ink for approximately $70 million in cash.  Business Ink is a company based in Austin, Texas, with facilities in multiple locations.  Business Ink provides outsourced, customized business communications services to the telecommunications, healthcare, financial services, utilities and government sectors across statements, email, mobile messaging and more. The acquisition extends the scale of our operations and platform capabilities, expands our customer base into new verticals, and further solidifies our customer communications footprint.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$25,479
Fixed assets	13,337
Acquired client contracts	30,830
Acquired software	4,132
Goodwill	8,025
Non-current assets	148
Total assets acquired	81,951
Current liabilities	(11,730)
Non-current liabilities	(256)
Total liabilities assumed	(11,986)
Net assets acquired	$69,965

The above estimated fair values of assets acquired and liabilities assumed are considered provisional and are based on the information that was available as of the date of the Business Ink acquisition to estimate the fair value of assets acquired and liabilities assumed.  We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

The Business Ink goodwill has been assigned to our one reportable segment.  The estimated lives assigned to the acquired client contracts and the acquired software assets range from approximately four months to ten years (weighted-average life of nine years), and four years, respectively.  Amortization expense related to these acquired intangible assets is recognized based upon the pattern in which the economic benefits of the acquired intangible assets are expected to be received.  The Business Ink goodwill and acquired intangible assets are deductible for income tax purposes.

The results of operations of Business Ink are included in the accompanying Condensed Consolidated Statements of Income for the period subsequent to the acquisition date.  Pro forma information on our historical results of operations to reflect the acquisition of Business Ink is not presented as Business Ink’s results of operations during prior periods are not significant to our results of operations.

6.  INCOME TAXES

The effective income tax rates for the first quarters of 2018 and 2017 were as follows:

Quarter Ended
March 31,
2018	2017
31%	9%

The effective income tax rate for the first quarter of 2018 reflects the impact of the U.S. Tax Cut and Jobs Act (the “Tax Reform Act”) that was passed into legislation in December 2017.  The Tax Reform Act reduces the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning after December 31, 2017.  As a result, for the full-year 2018 we are currently estimating an effective income tax rate of approximately 30%.

The lower first quarter 2017 effective income tax rate reflects and approximately $5 million net benefit resulting from Comcast Corporation’s (“Comcast”) exercise of 1.4 million vested stock warrants in January 2017, as the stock warrants appreciated in value since their vesting, resulting in an income tax benefit to us when exercised.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. Historically, we have not incurred significant costs associated with service level performance within our client contracts, and as a result, do not include estimates for potential credits or refunds related to service level performance in our contract consideration at the onset of the contract, but instead, account for credits or refunds as an adjustment to the transaction price of the contract as those events occur.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2018. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended
	March 31,
	2018	2017
Basic weighted-average common shares	32,528	32,016
Dilutive effect of restricted common stock	391	578
Dilutive effect of Stock Warrants	183	—
Diluted weighted-average common shares	33,102	32,594

The Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 4).

The Stock Warrants have a dilutive effect only in those quarterly periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method), and are not subject to performance vesting conditions (see Note 9).

Potentially dilutive common shares related to non-participating unvested restricted stock excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarters of 2018 and 2017 we repurchased 0.1  million shares of our common stock for $5.7  million (weighted-average price of $45.78   per share) and 0.1  million shares of our common stock for $5.4  million (weighted-average price of $42.85  per share), respectively, under a SEC Rule 10b5-1 Plan.

As of March 31, 2018, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 6.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above mentioned stock repurchases, during the first quarters of 2018 and 2017 , we repurchased and then cancelled 0.1 million shares of common stock for $6.2  million and 0.2 million shares of common stock for $6.1 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the first quarter of 2018, the Board approved a quarterly cash dividend of  $0.21 per share of common stock, totaling $7.1 million. During the first quarter of 2017, the Board approved a quarterly cash dividend of $0.1975 per share of common stock, totaling $6.7 million.

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

Upon vesting, the Stock Warrants are recorded as a client contract incentive asset with the corresponding offset to stockholders’ equity.  The client contract incentive asset related to the Stock Warrants is amortized as a reduction in cloud and related solutions revenues over the remaining term of the Comcast amended agreement.  As of March 31, 2018 and December 31, 2017, we recorded a client contract incentive asset related to these Stock Warrants of $25.1 million as of both periods and have recorded accumulated amortization related to these Stock Warrants of $11.8 million and $9.2 million, respectively.  The remaining unvested Stock Warrants will be accounted for as client contract incentive assets in the period the performance conditions necessary for vesting have been met.

As of March 31, 2018, approximately 1.4 million Stock Warrants remain issued, of which 0.4 million were vested.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter ended March 31, 2018  is as follows (shares in thousands):

	Quarter Ended
	March 31, 2018
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,222	$36.84
Awards granted	450	47.01
Awards forfeited/cancelled	(59)	39.72
Awards vested	(397)	33.76
Unvested awards, ending	1,216	$41.48

Included in the awards granted during the first quarter of 2018 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2020 upon meeting certain pre-established financial performance objectives related to 2019 performance. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

All other restricted common stock shares granted during the first quarter of 2018 are time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the first quarters of 2018 and 2017 of $4.6 million and $5.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2017 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve.  These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are outlined within Part II Item 1A. Risk Factors of this report and in Part I Item 1A. Risk Factors of our 2017 10-K.  Readers are strongly encouraged to review those sections closely in conjunction with MD&A.

Company Overview

We are one of the world’s largest and most established business support solutions (“BSS”) providers, primarily serving some of the most well-known communications, information, and content companies around the globe. We help our clients simplify the complexity of a rapidly changing business landscape, bringing more than thirty-five years of experience supporting the world’s most respected service providers.  We make their hardest decisions simpler and smarter as they work to evolve their businesses from a single-product offering to highly complex and competitive multi-product offerings, while also requiring increasingly differentiated, real-time, and personalized experiences for their customers.

We offer BSS and revenue management, customer experience and digital monetization solutions for every stage of the customer lifecycle so service providers can deliver an outstanding customer experience that adapts to their customers’ rapidly changing demands.  Our solutions are built on proven public and private cloud platforms, with out-of-the-box and managed service models that adapt to fit their unique business needs and enable the transformative change required to create personalized experiences that drive loyalty and retention.

Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our offerings in a timely and efficient manner to address the complex, transformative needs of service providers.  Our scalable, modular, and flexible solutions combined with our domain expertise and our ability to effectively migrate clients to our solutions, provide the industry with proven solutions to improve their profitability and consumers’ experiences.  We have specifically architected our solutions to offer service providers a phased, incremental approach to transforming their businesses, thereby reducing the business interruption risk associated with this evolution.

We generate approximately 70% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the first quarter of 2018,  we generated approximately 84% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 6% of our revenues from the Asia Pacific region.

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

The Tax Reform Act reduces the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning January 1, 2018.  We currently expect our GAAP effective income tax rates for the full year 2018 to be approximately 30%.

See Note 7 to our 2017 10-K for additional impacts of the Tax Reform Act.

The overall anticipated impacts of the Tax Reform Act (including our effective income tax rate going forward) are based on our current assessments and underlying estimates.  We may encounter changes in these assessments and estimates or come across unforeseen additional items in the future not currently contemplated by us that may result in changes to our current anticipated impacts of the Tax Reform Act (including our effective income rate going forward).  We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Impact of New Revenue Accounting Pronouncement

As discussed in Note 2 to our Financial Statements, in January 2018 we adopted ASU 606, a single comprehensive model which supersedes nearly all existing revenue recognition guidance under U.S. GAAP, utilizing the cumulative effect approach.  Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.

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

Since we adopted ASC 606 using the cumulative effect method, prior period comparative information in our Financial Statements have not been adjusted and continue to be as previously reported. As a result, beginning in 2018, the following key reclassifications have occurred:

•

Certain deferred contract costs that had been included in our client contracts and other current and non-current assets on our Balance Sheet were reclassified and presented separately as a non-current client contract asset, net of related amortization.

•	Certain revenues and related costs previously recorded as software and services or maintenance on our Income Statement are now being classified as cloud and related solutions.
•	Investments in client contracts on our Consolidated Statement of Cash Flows have been reclassified to operating activities from investing activities.

Refer to Note 2 for further detail and discussion regarding the adoption of ASU 606.

Acquisition of Business Ink

As discussed in Note 5 to the Financial Statements, on February 28, 2017 we acquired Business Ink, a multi-channel communications company based in Austin, Texas, for approximately $70 million, excluding acquisition-related expenses.  This represents a purchase price of slightly over one times historical revenues.  For the first quarter of 2018, Business Ink contributed $5.2 million of cloud and related solutions revenues and was neutral to our results of operations for the quarter when factoring in acquired amortization expense.  At this time, for the full year 2018 we expect that Business Ink will contribute approximately $50 million of revenue for the ten months of 2018 and decrease our results of operations by approximately 5%.  After we complete our integration plan for Business Ink over the next year or so, we believe it will then be accretive to our earnings on a go forward basis.

The expected impact of the Business Ink acquisition includes estimates for certain integration-related expenses and estimates for the amortization of acquired intangible assets.  Because of the inherent uncertainties in making such estimates, the actual impact of Business Ink on our financial performance for 2018 and beyond may vary from our current expectations as we work through our integration efforts and complete the Business Ink purchase accounting.  We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2018, when compared to the first quarter of 2017, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2018	March 31, 2017
Revenues	$201,704	$192,470
Operating Results:
Operating income	25,767	27,013
Operating income margin	12.8%	14.0%
Diluted EPS	$0.42	$0.62
Supplemental Data:
Restructuring and reorganization charges	$900	$248
Acquisition-related costs	2,355	-
Stock-based compensation (1)	4,570	5,670
Amortization of acquired intangible assets	1,707	1,714
Amortization of OID	652	888
Loss on extinguishment of debt	810	-

(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Our revenues for the first quarter of 2018 were $201.7 million, a 5% increase when compared to revenues of $192.5 million for the first quarter of 2017. The year-over-year increase in revenues can be mainly attributed to the following: (i) approximately $5 million of revenues generated from Business Ink, discussed above; and (ii) continued growth in our cloud solutions and managed services arrangements.

Operating Results.  Operating income for the first quarter of 2018 was $25.8 million, or a 12.8% operating income margin percentage, compared to $27.0 million, or a 14.0% operating income margin percentage for the first quarter of 2017, with the decreases in operating income and operating income margin percentage mainly attributed to the $2.4 million of Business Ink acquisition-related costs.

Diluted EPS.  Diluted EPS for the first quarter of 2018 was $0.42 compared to $0.62 for the first quarter of 2017, with the decrease mainly attributed to a lower effective income tax rate of 9% for the first quarter of 2017, compared to an effective income tax rate of 31% for the current quarter.  The lower first quarter 2017 income tax rate of 9% was primarily the result of an approximately $5 million net income tax benefit resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017.

Cash and Cash Flows.  As of March 31, 2018, we had cash, cash equivalents and short-term investments of $222.1 million, as compared $261.4 million as of as of December 31, 2017.  The quarterly decrease can be mainly attributed to the purchase of Business Ink for approximately $70 million.  Our cash flows from operating activities for the quarter ended March 31, 2018 were $29.9 million. See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our largest clients, which are Comcast, Charter Corporation Inc. (“Charter”), and DISH Network Corporation (“DISH”).

Revenues from these clients represented the following percentages of our total revenues for the indicated periods:

	Quarter Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Comcast	28%	29%	27%
Charter	21%	21%	21%
DISH	10%	10%	12%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31,	December 31,	March 31,
	2018	2017	2017
Comcast	26%	26%	26%
Charter	22%	32%	23%
DISH	8%	8%	10%

See our 2017 10-K for additional discussion of our business relationships and contractual terms with Comcast, Charter, and DISH.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2017 10-K.

Results of Operations

Total Revenues.  Total revenues for the first quarter of 2018 were $201.7 million, a 5% increase when compared to $192.5 million for the first quarter of 2017.  The year-over-year increase in revenues can be mainly attributed to the following:  (i) approximately $5 million of revenues generated from Business Ink, discussed above;  and (ii) continued growth in our cloud solutions and managed services arrangements.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended
	March 31,
	2018	2017
Revenues:
Cloud and related solutions	$177,516	$158,777
Software and services	11,959	15,058
Maintenance	12,229	18,635
Total revenues	$201,704	$192,470

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the first quarters of 2018 and 2017 were as follows (in thousands):

	Quarter Ended
	March 31,
	2018	2017
Americas (principally the U.S.)	$169,903	$165,137
Europe, Middle East, and Africa	20,434	17,214
Asia Pacific	11,367	10,119
Total revenues	$201,704	$192,470

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for the first quarter of 2018 were $177.5 million, a 12% increase when compared to $158.8 million for the first quarter of 2017.  The increase in cloud and related solutions revenues is primarily due to the adoption of ASC 606 which resulted in $7.0 million of revenue previously classified as software and services and maintenance revenue now being classified as cloud and related solutions revenues, and the $5.2 million of revenues generated by the acquired Business Ink business.  The remaining increase is mainly attributed to the execution of additional managed services arrangements, an increase in ancillary services revenues, and the conversion of approximately four million customer accounts onto ACP over the past twelve months.

Software and Services Revenues.  Software and services revenues for the first quarter of 2018 were $12.0 million, a 21% decrease when compared to $15.1 million for the first quarter of 2017.  The decrease in software and services revenues can be attributed mainly to the shift in our focus towards more recurring revenue arrangements, which are included in our cloud and related solutions revenues, and the adoption of ASC 606, which resulted in $1.6 million of revenue previously classified as software and services now being classified as cloud and related solutions.

Maintenance Revenues.  Maintenance revenues for the first quarter of 2018 were $12.2 million, a 34% decrease when compared to $18.6 million for the first quarter of 2017, with the decrease mainly due to the adoption of ASC 606, which resulted in $5.1 million of revenue previously classified as maintenance now being classified as cloud and related solutions.

Total Expenses.  Our operating expenses for the first quarter of 2018 were $175.9 million, a 6% increase when compared to $165.5 million for the first quarter of 2017.  The year-over-year increase in total expenses can be mainly attributed to the following: (i) one month of operating expenses of Business Ink of $4.7 million included in our first quarter 2018 results; (ii) $2.4 million of acquisition-related costs from Business Ink; and (iii) the increase in our planned investment that began early in 2017.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2017 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the first quarter of 2018 increased 14% to $86.9 million, from $76.1 million for the first quarter of 2017.  This increase relates almost entirely to the adoption of ASC 606, which resulted in $6.3 million of costs, previously classified as cost of software and services and maintenance, now being classified as cost of cloud and related solutions, and one month of cloud and related solutions expense from the acquired Business Ink business.  Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the first quarters of 2018 and 2017 were 49.0% and 47.9%, respectively, with the increase attributed to the reclassifications resulting from the adoption of ASC 606.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the first quarter of 2018 decreased 24% to $8.5 million, from $11.3 million for the first quarter of 2017. This decrease is reflective of the decrease in revenues as personnel and the related costs previously allocated to professional services projects have been reassigned to other areas of the business. Total software and services cost as a percentage of our software and services revenues for the first quarters of 2018 and 2017 were 71.4% and 74.9%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the first quarter of 2018 decreased 46% to $5.7 million, from $10.4 million for the first quarter of 2017.  Total cost of maintenance as a percentage of our maintenance revenues for the first quarters of 2018 and 2017 were 46.2% and 55.7%, respectively.  These decreases can be attributed to the adoption of ASC 606, which resulted in $5.1 million of costs, previously classified as maintenance, now being classified as cost of cloud and related solutions.

R&D Expense.  R&D expense for the first quarter of 2018 increased 9% to $29.4 million, from $26.8 million for the first quarter of 2017.  As a percentage of total revenues, R&D expense for the first quarters of 2018 and 2017 were 14.6% and 13.9%, respectively.  These increases are reflective of our heightened level of investment that began in early 2017.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services. This includes the continued investment in our cloud-based solutions (principally, around our Ascendon platform).

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the first quarter of 2018 increased 9% to $40.6 million, from $37.3 million for the first quarter of 2017.  The increase can be primarily attributed to the $2.4 million of Business Ink acquisition-related costs, and to a lesser degree, Business Ink’s SG&A costs.  Our SG&A costs as a percentage of total revenues for the first quarters of 2018 and 2017 were 20.2% and 19.4%, respectively.

 Operating Income. Operating income for the first quarter of 2018 was $25.8 million, or 12.8% of total revenues, compared to $27.0 million, or 14.0% of total revenues for the first quarter of 2017.  The decrease in operating income and operating income margin percentage can be mainly attributed to the $2.4 million of acquisition-related costs.

Loss on Extinguishment of Debt.  In March 2018, we refinanced our 2015 Credit Agreement (see Note 4 to our Financial Statements).  As a result, we incurred a loss of $0.8 million related to the write-off of unamortized debt issuance costs.

Income Tax Provision. The effective income tax rates for the first quarters of 2018 and 2017 were as follows:

Quarter Ended
March 31,
2018	2017
31%	9%

The effective income tax rate for the first quarter of 2018 reflects the impact of the U.S. Tax Cut and Jobs Act (the “Tax Reform Act”) that was passed into legislation in December 2017.  The Tax Reform Act reduces the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning January 1, 2018.  As a result, for the full-year 2018 we are currently estimating an effective income tax rate of approximately 30%.

The lower first quarter 2017 effective income tax rate reflects an approximately $5 million net benefit resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017, as the stock warrants appreciated in value since their vesting, resulting in an income tax benefit to us when exercised.

Liquidity

Cash and Liquidity

As of March 31, 2018, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $222.1 million, as compared to $261.4 million as of as of December 31, 2017.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

During the first quarter of 2018, we refinanced our 2015 Credit Agreement primarily to extend the term of the loan from February 2020 to March 2023 and obtain a reduction in the interest rate and other fees.  The 2018 Credit Agreement increased our liquidity and capital resources position by approximately $30 million.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of March 31, 2018, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2018, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31,	December 31,
	2018	2017
Americas (principally the U.S.)	$165,603	$196,053
Europe, Middle East and Africa	47,201	48,030
Asia Pacific	9,294	17,277
Total cash, equivalents and short-term investments	$222,098	$261,360

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of March 31, 2018, we had $2.7 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

Cash Flows from Operating Activities

We calculate our cash flows from operating activities in accordance with GAAP, beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, gain/loss from debt extinguishments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2017 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2018 and 2017 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2018:
March 31	$38,247	$(8,392)	29,855

2017:
March 31	$43,495	$(13,531)	$29,964

Cash flows from operating activities for the first quarters of 2018 and 2017 reflect the negative impacts of the payment of the 2017 and 2016 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.

We believe the above table illustrates our ability to generate recurring quarterly cash flows from our operations, and the importance of managing our working capital items.  Variations in our net cash provided by operating activities are generally related to the changes in our operating assets and liabilities (related mostly to fluctuations in timing at quarter-end of client payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2018 and 2017 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2018:
March 31	$217,018	$(3,967)	$213,051	70

2017:
March 31	$198,135	$(2,824)	$195,311	70

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

	2018	2017
March 31	$35,426	$40,191

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

Accrued Employee Compensation

Accrued employee compensation decreased $17.0 million to $46.0 million as of March 31, 2018, from $63.0 million as of December 31, 2017, due primarily to the payment of the 2017 employee incentive compensation that was fully accrued at December 31, 2016, offset to a certain degree by the accrual for the 2018 employee incentive compensation.

 Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments and purchases of property and equipment, which are discussed below.  Additionally, as discussed earlier, during the first quarter of 2018 we acquired Business Ink for $68.6 million, net of cash acquired, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.  For the first quarters of 2018 and 2017, we purchased $15.1 million and $18.0 million, respectively, and sold (or had mature) $79.5 million and $37.8 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the first quarters of 2018 and 2017, for property and equipment, and investments in client contracts were as follows (in thousands):

	March 31,
	2018	2017
Property and equipment	$12,235	$9,557
Client contracts	-	4,363

Our property and equipment expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; and (ii) statement production equipment.

As a result of the adoption of ASC 606, $1.5 million of investments in client contracts have been reclassified to operating activities from investing activities for the first quarter ended March 31, 2018.

 Cash Flows from Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the first quarters of 2018 and 2017, the Board approved dividend payments totaling $7.1 million and $6.7 million, respectively.  During the first quarters of 2018 and 2017, we paid dividends of $7.4 million and $7.0 million, respectively (with the additional amounts attributed to dividends for incentive shares paid upon vesting).

Repurchase of Common Stock.  During the first quarters of 2018 and 2017, we repurchased 0.1 million shares of our common stock under the guidelines of our Stock Repurchase Program for $5.7 million and $5.4 million, respectively.

Outside of our Stock Repurchase Program, during the first quarters of 2018 and 2017, we repurchased from our employees and then cancelled 0.1 million and 0.2 million shares, respectively, of our common stock in each period for $6.2 million and $6.1 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt.

During the first quarter of 2018, we refinanced our 2015 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2018 Credit Agreement, resulting in a net increase of available cash of $30.0 million.  As part of the refinancing, we paid $1.4 million of deferred financing costs.

Additionally, during the first quarter of 2017, we made principal repayments of $3.8 million.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of March 31, 2018, we had cash, cash equivalents, and short-term investments of $222.1 million, of which approximately 73% is in U.S. Dollars and held in the U.S. We have $2.7 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Long-Term Debt\Revolving Credit Facility. In March 2018, we refinanced our 2015 Credit Agreement and as a result, we repaid the outstanding term loan principal balance of $120.0 million and borrowed $150.0 million, resulting in a net increase in cash of $30 million (the 2018 Credit Agreement). The 2018 Credit Agreement also includes a $200 million revolving loan facility (2018 Revolver). As of March 31, 2018, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of March 31, 2018, we had 6.1 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement places certain limitations on our ability to repurchase our common stock.

During the first quarter of 2018, we repurchased 0.1 million shares of our common stock for $5.7 million (weighted-average price of $45.78 per share).

Under our Stock Repurchase Program, we may repurchase shares in the open market or a privately negotiated transaction, including through an ASR plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of the share repurchases will be dependent on the then current market conditions and other business-related factors.

Outside of our Stock Repurchase Program, during the first quarter of 2018, we repurchased from our employees and then cancelled 0.1 million shares of our common stock for $6.2 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Our common stock repurchases are discussed in more detail in Note 9 to our Financial Statements.

•

Cash Dividends. During the first quarter of 2018, the Board declared dividends totaling $7.1 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions.  In February 2018, we acquired Business Ink, a privately-held multi-channel business communications company based in Austin, Texas for approximately $70 million.  The acquisition was funded from currently available cash. Our acquisition of Business Ink is discussed in more detail in Note 5 to our Financial Statements.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•	Capital Expenditures. During the first quarter of 2018, we spent $12.2 million on capital expenditures. As of March 31, 2018, we had committed to purchase approximately $14 million of equipment.
•

Stock Warrants.    We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of March 31, 2018, approximately 1.4 million Stock Warrants are outstanding, of which 0.4 million are vested.

The Stock Warrants are discussed in more detail in Note 9 to our Financial Statements.

•

Long-Term Debt.  As discussed above, we refinanced our 2015 Credit Agreement in March 2018.  As of March 31, 2018, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement term loan borrowings of $150.0 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $7.5 million, and $6.4 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash, cash equivalents and short-term investments balances and our 2018 Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next twelve months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2018, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2016 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our 2018 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 4 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the March 31, 2018 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2018 and December 31, 2017 were $147.5 million and $122.3 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2018 and December 31, 2017 were $74.6 million and $139.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of March 31, 2018, the fair value of the 2016 Convertible Notes was estimated at $251.6 million, using quoted market prices.

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

During the first quarter of 2018, we generated approximately 87% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of March 31, 2018 and December 31, 2017, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2018		December 31, 2017
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(11)	$2,017	$-	$1,968
Euro	(137)	9,036	(257)	8,491
U.S. Dollar	(216)	17,973	(178)	19,354
Other	(38)	2,196	(9)	2,074
Totals	$(402)	$31,222	$(444)	$31,887

A hypothetical adverse change of 10% in the March 31, 2018 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of March 31, 2018.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2017 Form 10-K.  There were no material changes to the risk factors disclosed in our 2017 Form 10-K during the first quarter of 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the first quarter of 2018 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 - January 31	48,048	$45.16	47,000	6,195,267
February 1 - February 28	153,420	46.93	39,950	6,155,317
March 1 - March 31	53,529	48.17	37,600	6,117,717
Total	254,997	$46.86	124,550

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 9 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

4.50

$350 million Credit Agreement dated as of March 5, 2018, among CSG Systems International, Inc., as Borrower, the Subsidiary Guarantors Party hereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank,  Wells Fargo Bank, National Association, as Syndication Agent, Compass Bank and HSBC Bank USA, National Association, as Co-Documentation Agents, the Lenders Party Hereto, and the Other Issuing Banks Party Hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners

10.26J*	Eleventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2018

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Randy R. Wiese
Randy R. Wiese
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Chief Accounting Officer
(Principal Accounting Officer)