Form 10-Q
period 2018-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2018-08-03
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐            NO   ☒

Shares of common stock outstanding at July 31, 2018:  33,514,309

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2018

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$119,671	$122,243
Short-term investments	66,693	139,117
Total cash, cash equivalents and short-term investments	186,364	261,360
Trade accounts receivable:
Billed, net of allowance of $3,961 and $4,149	239,913	219,531
Unbilled	38,832	31,187
Income taxes receivable	10,951	13,839
Other current assets	38,185	28,349
Total current assets	514,245	554,266
Non-current assets:
Property and equipment, net of depreciation of $108,542 and $123,126	75,040	44,651
Software, net of amortization of $114,010 and $108,986	30,926	26,906
Goodwill	210,605	210,080
Client contracts, net of amortization of zero and $97,109	-	43,626
Acquired client contracts, net of amortization of $79,398 and zero	41,573	-
Client contract costs, net of amortization of $30,932 and zero	35,527	-
Deferred income taxes	12,303	14,057
Other assets	7,012	10,948
Total non-current assets	412,986	350,268
Total assets	$927,231	$904,534
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$22,500
Client deposits	35,626	31,053
Trade accounts payable	37,316	38,420
Accrued employee compensation	44,498	62,984
Deferred revenue	39,558	41,885
Income taxes payable	1,006	1,216
Other current liabilities	26,262	24,535
Total current liabilities	191,766	222,593
Non-current liabilities:
Long-term debt, net of unamortized discounts of $16,721 and $18,264	353,904	309,236
Deferred revenue	9,074	12,346
Income taxes payable	2,396	2,415
Deferred income taxes	9,162	4,584
Other non-current liabilities	11,069	10,614
Total non-current liabilities	385,605	339,195
Total liabilities	577,371	561,788
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,561 and 33,516 shares outstanding	692	689
Common stock warrants; 439 warrants vested and 1,425 issued	9,082	9,082
Additional paid-in capital	431,450	427,091
Treasury stock, at cost; 34,334 and 34,075 shares	(826,066)	(814,732)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	(114)	(88)
Cumulative foreign currency translation adjustments	(37,255)	(28,734)
Accumulated earnings	772,071	749,438
Total stockholders' equity	349,860	342,746
Total liabilities and stockholders' equity	$927,231	$904,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Cloud and related solutions	$187,401	$157,879	$364,917	$316,656
Software and services	13,331	15,896	25,290	30,954
Maintenance	12,301	18,938	24,530	37,573
Total revenues	213,033	192,713	414,737	385,183
Cost of revenues (exclusive of depreciation, shown separately below):
Cloud and related solutions	95,212	77,286	182,120	153,338
Software and services	8,614	10,405	17,147	21,679
Maintenance	5,666	9,969	11,321	20,351
Total cost of revenues	109,492	97,660	210,588	195,368
Other operating expenses:
Research and development	30,953	27,939	60,332	54,779
Selling, general and administrative	40,624	36,819	81,272	74,165
Depreciation	4,548	3,316	8,462	6,631
Restructuring and reorganization charges	3,329	2,731	4,229	2,979
Total operating expenses	188,946	168,465	364,883	333,922
Operating income	24,087	24,248	49,854	51,261
Other income (expense):
Interest expense	(4,480)	(4,146)	(8,746)	(8,452)
Amortization of original issue discount	(661)	(625)	(1,313)	(1,513)
Interest and investment income, net	770	704	1,581	1,510
Loss on extinguishment of debt	-	-	(810)	-
Other, net	1,008	122	362	(153)
Total other	(3,363)	(3,945)	(8,926)	(8,608)
Income before income taxes	20,724	20,303	40,928	42,653
Income tax provision	(5,607)	(8,722)	(11,797)	(10,835)
Net income	$15,117	$11,581	$29,131	$31,818

Weighted-average shares outstanding:
Basic	32,589	32,572	32,558	32,294
Diluted	32,908	32,996	33,005	32,795

Earnings per common share:
Basic	$0.46	$0.36	$0.89	$0.99
Diluted	0.46	0.35	0.88	0.97

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$15,117	$11,581	$29,131	$31,818
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,231)	5,225	(8,521)	9,564
Unrealized holding gains (losses) on short-term investments arising during period	68	103	(26)	147
Other comprehensive income (loss), net of tax	(16,163)	5,328	(8,547)	9,711
Total comprehensive income (loss), net of tax	$(1,046)	$16,909	$20,584	$41,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$29,131	$31,818
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	8,462	6,631
Amortization	20,957	14,418
Amortization of original issue discount	1,313	1,513
Asset impairment	1,001	2,147
Gain on short-term investments and other	(108)	(37)
Loss on extinguishment of debt	810	-
Deferred income taxes	4,944	1,725
Stock-based compensation	10,213	11,644
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(11,369)	7,796
Other current and non-current assets	(13,995)	(4,787)
Income taxes payable/receivable	1,828	(1,402)
Trade accounts payable and accrued liabilities	(27,772)	(19,266)
Deferred revenue	799	12,288
Net cash provided by operating activities	26,214	64,488

Cash flows from investing activities:
Purchases of property and equipment	(26,715)	(18,738)
Purchases of short-term investments	(44,345)	(73,831)
Proceeds from sale/maturity of short-term investments	116,866	104,291
Acquisition of and investments in business, net of cash acquired	(68,636)	-
Acquisition of and investments in client contracts	-	(7,526)
Net cash provided by (used in) investing activities	(22,830)	4,196

Cash flows from financing activities:
Proceeds from issuance of common stock	1,134	846
Payment of cash dividends	(14,375)	(13,713)
Repurchase of common stock	(18,319)	(16,482)
Proceeds from long-term debt	150,000	-
Payments on long-term debt	(121,875)	(7,500)
Settlement of convertible notes	-	(34,771)
Payments of deferred financing costs	(1,490)	-
Net cash used in financing activities	(4,925)	(71,620)
Effect of exchange rate fluctuations on cash	(1,031)	1,696

Net decrease in cash and cash equivalents	(2,572)	(1,240)

Cash and cash equivalents, beginning of period	122,243	126,351
Cash and cash equivalents, end of period	$119,671	$125,111

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$7,744	$7,629
Income taxes	4,778	10,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the quarters and six months ended June 30, 2018 and 2017, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 10-K”), filed with the SEC. The results of operations for the quarter and six months ended June 30, 2018 are not necessarily indicative of the expected results for the entire year ending December 31, 2018.

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

The following tables summarize the impacts of adopting ASC 606 on our Financial Statements as of and for the quarter and six months ended June 30, 2018 (in thousands, except per share amounts):

	As of June 30, 2018
Condensed Balance Sheet	As Reported	Adjustments	Balances without adoption of ASC 606
Unbilled trade accounts receivable	$38,832	$(614)	$38,218
Other current assets	38,185	3,670	41,855
Client contracts, net of amortization	-	69,125	69,125
Acquired client contracts, net of amortization	41,573	(41,573)	-
Client contract costs, net of amortization	35,527	(35,527)	-
Other non-current assets	7,012	4,305	11,317
Other assets	766,102	-	766,102
Total assets (1)	$927,231	$(614)	$926,617
Deferred revenue	$48,632	$3,218	$51,850
Deferred income taxes	9,162	(179)	8,983
Other liabilities	519,577	-	519,577
Total liabilities	577,371	3,039	580,410
Accumulated earnings	772,071	(3,653)	768,418
Other stockholders' equity	(422,211)	-	(422,211)
Total stockholders' equity	349,860	(3,653)	346,207
Total stockholders' equity and liabilities	$927,231	$(614)	$926,617

(1)	See Note 3 for further discussion related to the reclassification of our client contracts and client contract costs.

	Quarter Ended June 30, 2018
Condensed Statement of Income	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues:
Cloud and related services (2)	$187,401	$(6,138)	$181,263
Software and services (2)	13,331	1,587	14,918
Maintenance (2)	12,301	5,197	17,498
Total revenues	213,033	646	213,679
Cost of revenues:
Cloud and related services (2)	95,212	(4,703)	90,509
Software and services (2)	8,614	215	8,829
Maintenance (2)	5,666	4,488	10,154
Total cost of revenues	109,492	-	109,492
Other expenses	82,817	-	82,817
Income before income taxes	20,724	646	21,370
Income tax provision	(5,607)	(187)	(5,794)
Net income	$15,117	$459	$15,576
Net income per diluted share	$0.46	$0.01	$0.47

	Six Months Ended June 30, 2018
Condensed Statement of Income	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues:
Cloud and related services (2)	$364,917	$(13,132)	$351,785
Software and services (2)	25,290	3,153	28,443
Maintenance (2)	24,530	10,325	34,855
Total revenues	414,737	346	415,083
Cost of revenues:
Cloud and related services (2)	182,120	(10,998)	171,122
Software and services (2)	17,147	452	17,599
Maintenance (2)	11,321	9,602	20,923
Total cost of revenues	210,588	(944)	209,644
Other expenses	163,221	-	163,221
Income before income taxes	40,928	1,290	42,218
Income tax provision	(11,797)	(374)	(12,171)
Net income	$29,131	$916	$30,047
Net income per diluted share	$0.88	$0.03	$0.91

(2)

Adjustments are primarily related to software license products and related maintenance contracted as part of our cloud solutions contracts that were not capable of being distinct as a separate performance obligation under ASC 606 and are included in cloud solutions services in the quarter and six months ended June 30, 2018. Costs associated with these products were also reclassified to cost of cloud solution services in the quarter and six months ended June 30, 2018.

	Six Months Ended June 30, 2018
Condensed Statement of Cash Flows	As Reported	Adjustments	Balances without adoption of ASC 606
Net income	$29,131	$916	$30,047
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization	20,957	(2,002)	18,955
Deferred income taxes	4,944	374	5,318
Other	21,691	-	21,691
Changes in operating assets and liabilities:
Other current and non-current assets	(13,995)	5,349	(8,646)
Deferred revenue	799	(1,126)	(327)
Other	(37,313)	-	(37,313)
Net cash provided by operating activities	26,214	3,511	29,725
Cash flows from investing activities:
Acquisition of and investments in client contracts	-	(3,511)	(3,511)
Other	(22,830)	-	(22,830)
Net cash used in investing activities	(22,830)	(3,511)	(26,341)
Net cash used in financing activities	(4,925)	-	(4,925)
Effect of exchange rate fluctuations on cash	(1,031)	-	(1,031)
Net decrease cash and cash equivalents	(2,572)	-	(2,572)
Cash and cash equivalents, beginning of period	122,243	-	122,243
Cash and cash equivalents, end of period	$119,671	$-	$119,671

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

We contract for our cloud-based solutions using long-term arrangements whose terms have typically ranged from three to five years. The long-term cloud-based arrangements include a series of multiple services delivered daily or monthly, to include such things as: (i) revenue billing and customer communications management services; (ii) business support services (e.g., workforce management tools, consumer credit verifications, etc.); (iii) content monetization and delivery functions; and (iv) customer statement invoice printing and mailing services. The fees for these services typically are billed to our clients monthly based upon actual monthly volumes and/or usage of services (e.g., the number of client customers maintained on our systems, the number of transactions processed on our systems, and/or the quantity and content of the monthly statements and mailings processed through our systems).

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

For managed services contracts, the total contract consideration is typically a fixed fee, but these contracts may also have variable fee components. Unless managed services are included with a software license contract (as discussed further below), there is generally only one performance obligation and revenue is recognized for these arrangements on a ratable basis as the services are performed.

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

Maintenance

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

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2018, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $491 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 80% of this amount by the end of 2020, with the remaining amount recognized by the end of 2028. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied (a practical expedient allowed under ASC 606). The majority of our future revenue is related to our cloud and related solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2019 through 2028.

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by geographic region (using the location of the client as the basis of attributing revenues to the individual regions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Americas (principally the U.S.)	$180,217	$162,835	$350,120	$327,972
Europe, Middle East, and Africa	21,977	17,817	42,411	35,031
Asia Pacific	10,839	12,061	22,206	22,180
Total revenues	$213,033	$192,713	$414,737	$385,183

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

The following table rolls forward our unbilled accounts receivable from December 31, 2017 to June 30, 2018 (in thousands):

Unbilled Receivables
Beginning Balance, December 31, 2017	$31,187
Cumulative effect adjustments	4,193
Reclassification - Adoption of ASC 606	(2,276)
Beginning Balance, January 1, 2018	$33,104
Recognized during the period	111,549
Reclassified to receivables	(104,913)
Other	(908)
Ending Balance, June 30, 2018	$38,832

Deferred Revenue. Deferred revenue represents consideration received from clients in advance of services being performed.

The following table rolls forward our deferred revenue from December 31, 2017 to June 30, 2018 (in thousands):

Deferred Revenue
Beginning Balance, December 31, 2017	$(54,231)
Cumulative effect adjustments	4,344
Reclassification - Adoption of ASC 606	2,276
Beginning Balance, January 1, 2018	$(47,611)
Revenue recognized that was included in deferred revenue at the beginning of the period	29,546
Consideration received in advance of services performed net of revenue recognized in the current period	(31,747)
Other	1,180
Ending Balance, June 30, 2018	$(48,632)

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of June 30, 2018 and December 31, 2017, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of June 30, 2018 and December 31, 2017, we had $2.0 million and $4.2 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments. Our financial instruments as of June 30, 2018 and December 31, 2017 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of June 30, 2018 and December 31, 2017 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of June 30, 2018 and December 31, 2017 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2018 and 2017 were $116.9 million and $104.3 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$7,450	$—	$7,450	$3,544	$—	$3,544
Commercial paper	—	22,085	22,085	—	32,467	32,467
Short-term investments:
Corporate debt securities	—	53,345	53,345	—	124,182	124,182
U.S. government agency bonds	—	1,542	1,542	—	1,547	1,547
Asset-backed securities	—	11,806	11,806	—	13,388	13,388
Total	$7,450	$88,778	$96,228	$3,544	$171,584	$175,128

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2015 Credit Agreement (carrying value including current maturities)	$—	$—	$120,000	$120,000
2018 Credit Agreement (carrying value including current maturities)	148,125	148,125	—	—
2016 Convertible debt (par value)	230,000	242,363	230,000	251,850

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

Accounting Pronouncement Issued But Not Yet Effective. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize a lease liability and a right-to-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. An entity may choose to adopt this ASU either retrospectively or prospectively as of the start of the first period for which it applies the standard.  We are currently in the process of evaluating the impact this ASU will have on our Financial Statements.  Based on our initial evaluations, we believe the adoption of this standard will have a material impact on our consolidated balance sheet.

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2018, were as follows (in thousands):

January 1, 2018 balance	$210,080
Business Ink acquisition	3,561
Effects of changes in foreign currency exchange rates	(3,036)
June 30, 2018 balance	$210,605

See Note 5 for discussion regarding the Business Ink acquisition.

Other Intangible Assets. As part of the adoption of ASC 606, at January 1, 2018, we reclassified our investment in client contracts and capitalized costs related to conversion/set-up activities from “client contracts” to “client contract costs” on our Balance Sheet.  As of June 30, 2018, our intangible assets subject to ongoing amortization consist of acquired client contracts and software. As of June 30, 2018 and December 31, 2017, the carrying values of our other intangible assets were as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Investments in client contracts	$-	$-	$-	$26,616	$(9,782)	$16,834
Capitalized costs	-	-	-	26,811	(10,039)	16,772
Acquired client contracts	120,971	(79,398)	41,573	87,308	(77,288)	10,020
Total client contracts	120,971	(79,398)	41,573	140,735	(97,109)	43,626
Software	144,936	(114,010)	30,926	135,892	(108,986)	26,906
Total intangible assets	$265,907	$(193,408)	$72,499	$276,627	$(206,095)	$70,532

Other intangible assets as of June 30, 2018 include assets acquired in the Business Ink business acquisition (see Note 5).

The total amortization expense related to other intangible assets for the second quarters of 2018 and 2017 were $4.8 million and $6.4 million, respectively, and for the six months ended June 30, 2018 and 2017 were $8.8 million and $13.3 million, respectively.  Based on the June 30, 2018 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2018 – $18.2 million;  2019 – $15.3 million; 2020 – $12.0 million; 2021– $8.0 million; and 2022 – $6.0 million.

Client Contract Costs.  As of June 30, 2018, the carrying values of our contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	June 30, 2018
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Client contract incentives (1)	$26,766	$(15,272)	$11,494
Capitalized costs (2)	33,619	(14,744)	18,875
Capitalized commission fees (3)	6,074	(916)	5,158
Total client contract costs	$66,459	$(30,932)	$35,527

The aggregate amortization related to our client contract costs include in our operations for the quarter and six months ended June 30, 2018 was as follows (in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Client contract incentives (1)	$2,764	$5,491
Capitalized costs (2)	2,442	4,837
Capitalized commission fees (3)	579	935
Total client contract costs	$5,785	$11,263

(1)

Client contract incentives consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s account on, our outsourced solutions and are amortized ratably over the contract period to include renewal periods if applicable, which as of June 30, 2018, have termination dates that range from 2019 to 2025.  The amortization of client contract incentives is reflected as a reduction in cloud and related solutions revenue in our Income Statement.

(2)

Capitalized costs are related to client conversion/set-up activities and direct material costs to fulfill long-term cloud-based or managed services arrangements. These costs are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of June 30, 2018 range from 2019 to 2023, and are included in cost of cloud and related solutions in our Income Statement.

(3)

Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract. These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of June 30, 2018, range from 2019 to 2021, and are included in selling, general and administrative expenses on our Income Statement. Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less (a practical expedient allowed under ASC 606). These costs were not significant in the quarter and six months ended June 30, 2018 and are included in selling, general and administrative expenses.

4. DEBT

Our long-term debt, as of June 30, 2018 and December 31, 2017, was as follows (in thousands):

	June 30,	December 31,
	2018	2017
2015 Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 3.44% at December 31, 2017)	$—	$120,000
Less - deferred financing costs	—	(2,274)
2015 term loan, net of unamortized discounts	—	117,726
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 3.83% at June 30, 2018)	148,125	—
Less - deferred financing costs	(2,567)	—
2018 term loan, net of unamortized discounts	145,558	—
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(10,174)	(11,487)
Less – deferred financing costs	(3,980)	(4,503)
2016 Convertible Notes, net of unamortized discounts	215,846	214,010
Total debt, net of unamortized discounts	361,404	331,736
Current portion of long-term debt, net of unamortized discounts	(7,500)	(22,500)
Long-term debt, net of unamortized discounts	$353,904	$309,236

Credit Agreement

2018 Credit Agreement.  On March 5, 2018, we entered into a new $350 million credit agreement (the “2018 Credit Agreement”) with a consortium of banks to replace the 2015 Credit Agreement.

The 2018 Credit Agreement provides borrowings in the form of:  (i) a $150 million aggregate principal five-year term loan (the “2018 Term Loan”); and (ii) a $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”).  With the $150 million proceeds from the 2018 Term Loan, we repaid the outstanding $120 million balance of the term loan under the 2015 Credit Agreement, resulting in a net increase of available cash by $30 million, a portion of which was used to pay certain fees and expenses in connection with the refinancing, and the remainder of which will be used for general corporate purposes.

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

During the six months ended June 30, 2018, we made  $1.9 million of principal repayments on our 2018 Credit Agreement. As of June 30, 2018, our interest rate on the 2018 Term Loan is 3.83% (adjusted LIBOR plus 1.50% per annum), effective through September 28, 2018, and our commitment fee on the 2018 Revolver is 0.20%.  As of June 30, 2018, we had no borrowing outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

In conjunction with the closing of the 2018 Credit Agreement, we incurred financing costs of $1.5 million.  When combined with the remaining deferred financing costs of the 2015 Credit Agreement, financing costs of $2.8 million have been deferred and are being amortized to interest expense using the effective interest method over the related term of the 2018 Credit Agreement. Additionally, as certain lenders from the 2015 Credit Agreement chose not to participate in the 2018 Credit Agreement syndication group, we wrote-off $0.8 million of unamortized debt issuance costs and recognized a loss on extinguishment of that debt.

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

As a result of us increasing our quarterly dividend in June 2018 (see Note 10), the previous conversion rate for the 2016 Convertible Notes of 17.4951 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.16 per share of our common stock, has been adjusted to 17.5057 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.12 per share of our common stock.

Holders may require us to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 15, 2026, and March 15, 2031, or upon the occurrence of a fundamental change (as defined in the 2016 Convertible Notes Indenture) in each case at a purchase price equal to the principal amount thereof plus accrued and unpaid interest.

We may not redeem the 2016 Convertible Notes prior to March 20, 2020. On or after March 20, 2020, we may redeem for cash all or part of the 2016 Convertible Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. On or after March 15, 2022, we may redeem for cash all or part of the 2016 Convertible Notes regardless of the sales price condition described in the preceding sentence. In each case, the redemption price will equal the principal amount of the 2016 Convertible Notes to be redeemed, plus accrued and unpaid interest.

As of June 30, 2018, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$25,479
Fixed assets	13,337
Acquired client contracts	35,150
Acquired software	4,132
Goodwill	3,561
Non-current assets	148
Total assets acquired	81,807
Current liabilities	(11,586)
Non-current liabilities	(256)
Total liabilities assumed	(11,842)
Net assets acquired	$69,965

The above estimated fair values of assets acquired and liabilities assumed are considered provisional and are based on the information that was available as of the date of the Business Ink acquisition to estimate the fair value of assets acquired and liabilities assumed.  We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  During the second quarter of 2018, we made certain adjustments, primarily to increase the value of the acquired client contracts by $4.3 million.  As a result of these adjustments, the amount allocated to goodwill decreased by $4.5 million.  We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

The Business Ink goodwill has been assigned to our one reportable segment.  The estimated lives assigned to the acquired client contracts and the acquired software assets range from approximately four months to fifteen years (weighted-average life of thirteen years), and four years, respectively.  Amortization expense related to these acquired intangible assets is recognized based upon the pattern in which the economic benefits of the acquired intangible assets are expected to be received.  The Business Ink goodwill and acquired intangible assets are deductible for income tax purposes.

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

6.  RESTRUCTURING AND REORGANIZATION CHARGES

During the second quarters of 2018 and 2017, we recorded restructuring and reorganization charges of $3.3 million and $2.7 million, respectively, and for the six months ended June 30, 2018 and 2017, we recorded restructuring and reorganization charges of $4.2 million and $3.0 million, respectively.

Our restructuring activities during the six months ended June 30, 2018 were primarily made up of the following:

•

We reduced our workforce by approximately 40 employees as a result of organizational changes made to pursue global opportunities and efficiencies.  As a result, we incurred restructuring charges related to involuntary terminations of $1.8 million.

•	We are in the process of closing one of our print facilities. As a result, we incurred restructuring charges related to involuntary terminations and the impairment of assets of $1.4 million.

The activity in the business restructuring and reorganization reserves during the six months ended June 30, 2018 was as follows:

	Termination	Facilities
	Benefits	Abandonment	Other	Total
January 1, 2018 balance	$1,116	$3,032	$—	$4,148
Charged to expense during period	2,159	959	1,111	4,229
Cash payments	(2,061)	(1,168)	—	(3,229)
Adjustment for asset impairment	—	—	(1,001)	(1,001)
Other	(71)	16	(110)	(165)
June 30, 2018 balance	$1,143	$2,839	$—	$3,982

7.  INCOME TAXES

The effective income tax rates for the second quarters and six months ended June 30, 2018 and 2017 were as follows:

Quarter Ended		Six Months Ended
June 30,		June 30,
2018	2017	2018	2017
27%	43%	29%	25%

The effective income tax rate for the quarter and six months ended June 30, 2018 reflects the impact of the U.S. Tax Cut and Jobs Act (the “Tax Reform Act”) that was passed into legislation in December 2017.  The Tax Reform Act reduces the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning after December 31, 2017.  As a result, for the full-year 2018 we are currently estimating an effective income tax rate of approximately 29%.

The lower effective income tax rate for the six months ended June 30, 2017 reflects an approximately $5 million net benefit resulting from Comcast Corporation’s (“Comcast”) exercise of 1.4 million vested stock warrants in January 2017, as the stock warrants appreciated in value since their vesting, resulting in an income tax benefit to us when exercised.

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

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2018. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented.  The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic weighted-average common shares	32,589	32,572	32,558	32,294
Dilutive effect of restricted common stock	156	424	274	501
Dilutive effect of Stock Warrants	163	—	173	—
Diluted weighted-average common shares	32,908	32,996	33,005	32,795

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

10. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the six months ended June 30, 2018 and 2017 we repurchased 0.3 million shares of our common stock for $11.3 million (weighted-average price of $44.25 per share) and 0.3  million shares of our common stock for $10.5  million (weighted-average price of $41.00  per share), respectively, under a SEC Rule 10b5-1 Plan.

As of June 30, 2018, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 6.0 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the six months ended June 30, 2018 and 2017, we repurchased and then cancelled 0.1 million shares of common stock for $7.0 million and 0.2 million shares of common stock for $6.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Stock Incentive Plan.  In May 2018, our stockholders approved an increase of 2.7 million shares authorized for issuance under the 2005 Stock Incentive Plan, from 18.7 million shares to 21.4 million shares.

Cash Dividends.  During the second quarter of 2018, the Board approved a quarterly cash dividend of  $0.21 per share of common stock, totaling $7.1 million. During the second quarter of 2017, the Board approved a quarterly cash dividend of $0.1975 per share of common stock, totaling $6.7 million.  Dividends declared for the six months ended June 30, 2018 and 2017 totaled $14.2 million and $13.4 million, respectively.

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

Upon vesting, the Stock Warrants are recorded as a client contract incentive asset with the corresponding offset to stockholders’ equity.  The client contract incentive asset related to the Stock Warrants is amortized as a reduction in cloud and related solutions revenues over the remaining term of the Comcast amended agreement.  As of June 30, 2018 and December 31, 2017, we recorded a client contract incentive asset related to these Stock Warrants of $25.1 million as of both periods and have recorded accumulated amortization related to these Stock Warrants of $14.5 million and $9.2 million, respectively.  The remaining unvested Stock Warrants will be accounted for as client contract incentive assets in the period the performance conditions necessary for vesting have been met.

As of June 30, 2018, approximately 1.4 million Stock Warrants remain issued, of which 0.4 million were vested.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and six months ended June 30, 2018  is as follows (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,216	$41.48	1,222	$36.84
Awards granted	39	43.80	489	46.75
Awards forfeited/cancelled	(21)	42.35	(79)	40.18
Awards vested	(45)	38.49	(443)	34.25
Unvested awards, ending	1,189	$41.67	1,189	$41.67

Included in the awards granted during 2018 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2020 upon meeting certain pre-established financial performance objectives related to 2019 performance. The performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the six months ended June 30, 2018 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

We recorded stock-based compensation expense for the second quarters of 2018 and 2017 of $5.6 million and $6.0 million, respectively, and for the six months ended June 30, 2018 and 2017 of $10.2 million and $11.6 million, respectively.

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

We generate approximately 70% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from global wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, logistics, and transportation. Additionally, during the six months ended June 30, 2018  we generated approximately 85% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 5% of our revenues from the Asia Pacific region.

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

The Tax Reform Act reduces the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning January 1, 2018.  We currently expect our GAAP effective income tax rates for the full year 2018 to be approximately 29%.

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

Acquisition of Business Ink

As discussed in Note 5 to the Financial Statements, on February 28, 2017 we acquired Business Ink, a multi-channel communications company based in Austin, Texas, for approximately $70 million, excluding acquisition-related expenses.  This represents a purchase price of slightly over one times historical revenues.  For the second quarter and six months ended June 30, 2018, Business Ink contributed cloud and related solutions revenues of $15.7 million and $21.0 million, respectively, of and was slightly dilutive to our results of operations when factoring in acquired amortization expense.

Management Overview of Quarterly Results

Second Quarter Highlights.  A summary of our results of operations for the second quarter of 2018, when compared to the second quarter of 2017, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2018	June 30, 2017
Revenues	$213,033	$192,713
Operating Results:
Operating income	24,087	24,248
Operating income margin	11.3%	12.6%
Diluted EPS	$0.46	$0.35
Supplemental Data:
Restructuring and reorganization charges	$3,329	$2,731
Acquisition-related costs	3	-
Stock-based compensation (1)	5,663	5,974
Amortization of acquired intangible assets	2,496	1,734
Amortization of OID	661	625
(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Our revenues for the second quarter of 2018 were $213.0 million, an 11% increase when compared to revenues of $192.7 million for the second quarter of 2017.  The year-over-year increase in revenues can be mainly attributed to the following: (i) $15.7 million of revenues generated from Business Ink, discussed above; and (ii) continued growth in our cloud solutions and managed services offerings.

Operating Results.  Operating income for the second quarter of 2018 was $24.1 million, or an 11.3% operating income margin percentage, compared to $24.2 million, or a 12.6% operating income margin percentage for the second quarter of 2017, with the decrease in operating margin reflective of costs associated with the integration of Business Ink and the continued increase in planned investments aimed at generating future long-term growth in our business.

Diluted EPS.  Diluted EPS for the second quarter of 2018 was $0.46 compared to $0.35 for the second quarter of 2017, with the increase mainly attributed a lower effective income tax rate, primarily resulting from the U.S. Tax Reform enacted in December 2017.

Cash and Cash Flows.  As of June 30, 2018, we had cash, cash equivalents and short-term investments of $186.4 million, as compared to $222.1 million as of March 31, 2018 and $261.4 million as of as of December 31, 2017.  Our cash flows from operating activities for the quarter ended June 30, 2018 were $(3.6) million, which were negatively impacted by an increase in accounts receivable primarily related to the timing around a recurring client payment that was delayed at quarter-end. See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our largest clients, which are Comcast, Charter Corporation Inc. (“Charter”), and DISH Network Corporation (“DISH”).

Revenues from these clients for the indicated periods were as follows (in thousands, except percentages):

	Quarter Ended
	June 30, 2018		March 31, 2018		June 30, 2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Comcast	$53,913	25%	$55,879	28%	$52,029	27%
Charter	45,183	21%	43,126	21%	40,939	21%
DISH	20,505	10%	20,643	10%	22,022	11%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30,	March 31,	December 31,
	2018	2018	2017
Comcast	24%	26%	26%
Charter	30%	22%	32%
DISH	7%	8%	8%

See our 2017 10-K for additional discussion of our business relationships and contractual terms with Comcast, Charter, and DISH.

Comcast Contract Renewal.  Our current agreement with Comcast runs through June 30, 2019, with an option for Comcast to extend the agreement for two consecutive one-year terms by exercising the renewal options no later than January 1, 2019 for the first extension and January 1, 2020 for the second extension option.  We are currently engaged in early discussions with Comcast regarding contract renewal terms.  Although we believe our operating relationship with Comcast is good, there can be no assurances around the timing and/or the terms of any renewal arrangements at this time.  The Comcast agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

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

Results of Operations

Total Revenues.  Total revenues for the:  (i) second quarter of 2018 were $213.0 million, an 11% increase when compared to $192.7 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 were $414.7 million, an 8% increase when compared to $385.2 million for the six months ended June 30, 2017.  These increases in revenues can be mainly attributed to the following:  (i) revenues from the Business Ink acquisition discussed above; and (ii) continued growth in our cloud solutions and managed services arrangements.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Cloud and related solutions	$187,401	$157,879	$364,917	$316,656
Software and services	13,331	15,896	25,290	30,954
Maintenance	12,301	18,938	24,530	37,573
Total revenues	$213,033	$192,713	$414,737	$385,183

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the second quarters and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Americas (principally the U.S.)	$180,217	$162,835	$350,120	$327,972
Europe, Middle East, and Africa	21,977	17,817	42,411	35,031
Asia Pacific	10,839	12,061	22,206	22,180
Total revenues	$213,033	$192,713	$414,737	$385,183

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for the:  (i) second quarter of 2018 were $187.4 million, a 19% increase when compared to $157.9 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 were $364.9 million, a 15% increase when compared to $316.7 million for the six months ended June 30, 2017.  These increases in cloud and related solutions revenues for the quarter and six months ended June 30, 2018 are mainly due to:  (i) the revenues generated from the acquired Business Ink business of $15.7 million and $21.0 million, respectively;(ii) the application of ASC 606, which resulted in revenues of $6.1 million and $13.1 million, respectively, previously classified as software and services and maintenance revenues, now being classified as cloud and related solutions revenues; and (iii) the execution of additional managed services arrangements, an increase in ancillary services revenues, and the conversion of 4.0 million customer accounts onto ACP during the last nine months of 2017.

Software and Services Revenues.  Software and services revenues for the:  (i) second quarter of 2018 were $13.3 million, a 16% decrease when compared to $15.9 million for the second quarter of 2017; and (ii): six months ended June 30, 2018 were $25.3 million, an 18% decrease when compared to $31.0 million for the six months ended June 30, 2017. The decreases in software and services revenues can be attributed mainly to the shift in our focus towards more recurring revenue arrangements, which are included in our cloud and related solutions revenues, and the application of ASC 606, which resulted in $1.6 million and $3.2 million, respectively, previously classified as software and services now being classified as cloud and related solutions.

Maintenance Revenues.  Maintenance revenues for the:  (i) second quarter of 2018 were $12.3 million, a 35% decrease when compared to $18.9 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 were $24.5 million, a 35% decrease when compared to $37.6 million for the six months ended June 30, 2017.  These decreases are primarily due to the application of ASC 606, which resulted in $5.2 million and $10.3 million, respectively, of revenue previously classified as maintenance now being classified as cloud and related solutions, with the remaining decrease attributed to the timing of maintenance renewals and related revenue recognition.

Total Expenses.  Our operating expenses for the:  (i) second quarter of 2018 were $188.9 million, a 12% increase when compared to $168.5 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 were $364.9 million, a 9% increase when compared to $333.9 million for the six months ended June 30, 2017.  These increases can be mainly attributed to the operating expenses of Business Ink included in our results for the second quarter and six months ended June 30, 2018, to include acquisition amortization and the $2.4 million of acquisition-related costs incurred in the first quarter of 2018, with the remaining increase reflective of our continued investment in the business.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2017 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the:  (i) second quarter of 2018 increased 23% to $95.2 million, from $77.3 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 increased 19% to $182.1 million, from $153.3 million for the six months ended June 30, 2017.  These increases relate almost entirely to:  (i) cloud and related solutions expense from the acquired Business Ink business; and (ii) the application of ASC 606, which resulted in $4.7 million and $11.0 million of costs for the second quarter and six months ended June 30, 2018, previously classified as cost of software and services and maintenance, now being classified as cost of cloud and related solutions.  Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the:  (i) second quarters of 2018 and 2017 were 50.8% and 49.0%, respectively; and (ii) six months ended June 30, 2018 and 2017 were 49.9% and 48.4%, respectively.

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the:  (i) second quarter of 2018 decreased 17% to $8.6 million, from $10.4 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 decreased 21% to $17.1 million from $21.7 million for the six months ended June 30, 2017. These decreases are reflective of the decreases in revenue as personnel and the related costs previously allocated to professional services projects have been reassigned to other areas of the business. Total software and services cost as a percentage of our software and services revenues for the:  (i) second quarters of 2018 and 2017 were 64.6% and 65.5%, respectively; and (ii)  six months ended June 30, 2018 and 2017 were 67.8% and 70.0%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the: (i) second quarter of 2018 decreased 43% to $5.7 million, from $10.0 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 decreased 44% to $11.3 million, from $20.4 million for the six months ended June 30, 2017.  Total cost of maintenance as a percentage of our maintenance revenues for the: (i) second quarters of 2018 and 2017 were 46.1% and 52.6%, respectively; and (ii) six months ended June 30, 2018 and 2017 were 46.2% and 54.2%, respectively.  These decreases can be attributed to the application of ASC 606, which resulted in $4.5 million and $9.6 million of costs for the second quarter and six months ended June 30, 2018, previously classified as maintenance, now being classified as cost of cloud and related solutions.

R&D Expense.  R&D expense for the: (i) second quarter of 2018 increased 11% to $31.0 million, from $27.9 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 increased 10% to $60.3 million, from $54.8 million for the six months ended June 30, 2017.  These increases are reflective of our heightened level of investment that began in early 2017.  As a percentage of total revenues, R&D expense for the second quarters of 2018 and 2017 were 14.5% for both periods.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services. This includes the continued investment in our cloud-based solutions (principally, around our Ascendon platform).

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the: (i) second quarter of 2018 increased 10% to $40.6 million, from $36.8 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 increased 10% to $81.3 million, from $74.2 million for the six months ended June 30, 2017.  These increases can be primarily attributed to the SG&A costs related to Business Ink, to include the $2.4 million of acquisition-related costs incurred during the first quarter of 2018.  Our SG&A costs as a percentage of total revenues for the second quarters of 2018 and 2017 were 19.1% for both periods.

Depreciation.  Depreciation expense for the: (i) second quarter of 2018 increased 37% to $4.5 million, from $3.3 million for the second quarter of 2017; and (ii) six months ended June 30, 2018 increased 28% to $8.5 million, from $6.6 million for the six months ended June 30, 2017.  These increases can be primarily attributed to the increased level of capital expenditures we have made over the last twelve months, to include the depreciation expense from the acquired Business Ink assets.

Restructuring and Reorganization Charges.  Restructuring and reorganization charges for the: (i) second quarter of 2018 and 2017 were $3.3 million and $2.7 million, respectively; and (ii) six months ended June 30, 2018 and 2017 were $4.2 million and $3.0 million, respectively.  See Note 6 to our Financial Statements for further discussion regarding our restructuring and reorganization activities.

Operating Income. Operating income for the:  (i) second quarter of 2018 was $24.1 million, or 11.3% of total revenues, compared to $24.2 million, or 12.6% of total revenues for the second quarter of 2017; and (ii) six months ended June 30, 2018 was $49.9 million, or 12.0% of total revenues, compared to $51.3 million or 13.3% of total revenues for the six months ended June 30, 2017.  These decreases in operating income margin percentage can be mainly attributed to the costs associated with the acquisition and integration of Business Ink and our continued increase in planned investments in our business.

Loss on Extinguishment of Debt.  In March 2018, we refinanced our 2015 Credit Agreement (see Note 4 to our Financial Statements).  As a result, we incurred a loss of $0.8 million related to the write-off of unamortized debt issuance costs.

Income Tax Provision. The effective income tax rates for the second quarters and six months ended June 30, 2018 and 2017 were as follows:

Quarter Ended		Six Months Ended
June 30,		June 30,
2018	2017	2018	2017
27%	43%	29%	25%

The effective income tax rates for the quarter and six months ended June 30, 2018 reflect the impact of the Tax Reform Act that was passed into legislation in December 2017.  The Tax Reform Act reduces the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning after December 31, 2017.  As a result, for the full-year 2018 we are currently estimating an effective income tax rate of approximately 29%.

The lower effective income tax rate for the six months ended June 30, 2017 reflects an approximately $5 million net benefit resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017, as the stock warrants appreciated in value since their vesting, resulting in an income tax benefit to us when exercised.

Liquidity

Cash and Liquidity

As of June 30, 2018, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $186.4 million, as compared to $222.1 million as of March 31, 2018 and $261.4 million as of as of December 31, 2017.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

During the first quarter of 2018, we refinanced our 2015 Credit Agreement primarily to extend the term of the loan from February 2020 to March 2023 and obtain a reduction in the interest rate and other fees.  The 2018 Credit Agreement increased our liquidity and capital resources position by approximately $30 million.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of June 30, 2018, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of June 30, 2018, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30,	December 31,
	2018	2017
Americas (principally the U.S.)	$140,058	$196,053
Europe, Middle East and Africa	37,324	48,030
Asia Pacific	8,982	17,277
Total cash, equivalents and short-term investments	$186,364	$261,360

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of June 30, 2018, we had $2.0 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

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

Our 2018 and 2017 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2018:
March 31	$38,247	$(8,392)	$29,855
June 30	38,476	(42,117)	(3,641)
Total	$76,723	$(50,509)	$26,214

2017:
March 31	$43,495	$(13,531)	$29,964
June 30	26,364	8,160	34,524
Total	$69,859	$(5,371)	$64,488

Cash flows from operating activities for the first quarters of 2018 and 2017 reflect the negative impacts of the payment of the 2017 and 2016 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.

Cash flows from operating activities for the second quarter of 2018 was negatively impacted primarily by the increase in the accounts receivable balance mainly related to the timing of a recurring payment from a significant client that was delayed and received subsequent to quarter-end.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2018:
March 31	$217,018	$(3,967)	$213,051	70
June 30	243,874	(3,961)	239,913	67

2017:
March 31	$198,135	$(2,824)	$195,311	70
June 30	200,192	(2,706)	197,486	65

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

Accrued Employee Compensation

Accrued employee compensation decreased $18.5 million to $44.5 million as of June 30, 2018, from $63.0 million as of December 31, 2017, due primarily to the payment of the 2017 employee incentive compensation that was fully accrued at December 31, 2017, offset to a certain degree by the accrual for the 2018 employee incentive compensation.

 Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments and purchases of property and equipment, which are discussed below.  Additionally, as discussed earlier, during the first quarter of 2018 we acquired Business Ink for $68.6 million, net of cash acquired, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.  For the six months ended June 30, 2018 and 2017, we purchased $44.3 million and $73.8 million, respectively, and sold (or had mature) $116.9 million and $104.3 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Property and Equipment/Client Contracts.  Our capital expenditures for the six months ended June 30, 2018 and 2017, for property and equipment, and investments in client contracts were as follows (in thousands):

	June 30,
	2018	2017
Property and equipment	$26,715	$18,738
Client contracts	-	7,526

Our property and equipment expenditures for these periods consisted principally of investments in: (i) statement production equipment; and (ii) computer hardware, software, and related equipment.

As a result of the application of ASC 606, $3.5 million of investments in client contracts have been included in operating activities for the six months ended June 30, 2018.  Previous to the adoption of ASC 606, investments in client contracts were included in investing activities.

 Cash Flows from Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the six months ended June 30, 2018 and 2017, the Board approved dividend payments totaling $14.2 million and $13.4 million, respectively.  During the six months ended June 30, 2018 and 2017, we paid dividends of $14.4 million and $13.7 million, respectively (with the additional amounts attributed to dividends for incentive shares paid upon vesting).

Repurchase of Common Stock.  During the six months ended June 30, 2018 and 2017, we repurchased 0.3 million shares of our common stock under the guidelines of our Stock Repurchase Program for $11.3 million and $10.5 million, respectively.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2018 and 2017, we repurchased from our employees and then cancelled 0.1 million and 0.2 million shares, respectively, of our common stock in each period for $7.0 million and $6.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt. During the first quarter of 2018, we refinanced our 2015 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2018 Credit Agreement, resulting in a net increase of available cash of $30.0 million.  As part of the refinancing, we paid $1.5 million of deferred financing costs.

Additionally, during the six months ended June 30, 2018 and 2017, we made principal repayments of $1.9 million and $7.5 million, respectively.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments. As of June 30, 2018, we had cash, cash equivalents, and short-term investments of $186.4 million, of which approximately 73% is in U.S. Dollars and held in the U.S. We have $2.0 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Long-Term Debt\Revolving Credit Facility. In March 2018, we refinanced our 2015 Credit Agreement and as a result, we repaid the outstanding term loan principal balance of $120.0 million and borrowed $150.0 million, resulting in a net increase in cash of $30 million (the 2018 Credit Agreement). The 2018 Credit Agreement also includes a $200 million revolving loan facility (2018 Revolver). As of June 30, 2018, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of June 30, 2018, we had 6.0 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement places certain limitations on our ability to repurchase our common stock.

During the six months ended June 30, 2018, we repurchased 0.3 million shares of our common stock for $11.3 million (weighted-average price of $44.25 per share).

Under our Stock Repurchase Program, we may repurchase shares in the open market or a privately negotiated transaction, including through an ASR plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of the share repurchases will be dependent on the then current market conditions and other business-related factors.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2018, we repurchased from our employees and then cancelled 0.1 million shares of our common stock for $7.0 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Our common stock repurchases are discussed in more detail in Note 10 to our Financial Statements.

•

Cash Dividends. During the six months ended June 30, 2018, the Board declared dividends totaling $14.2 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

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

•

Capital Expenditures. During the  six months ended June 30, 2018, we spent $26.7 million on capital expenditures.  As of June 30, 2018, we had committed to purchase approximately $16 million of equipment.

•

Stock Warrants.    We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of June 30, 2018, approximately 1.4 million Stock Warrants are outstanding, of which 0.4 million are vested.

The Stock Warrants are discussed in more detail in Note 10 to our Financial Statements.

•

Long-Term Debt.  As discussed above, we refinanced our 2015 Credit Agreement in March 2018.  As of June 30, 2018, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement term loan borrowings of $148.1 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $7.5 million, and $6.1 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2018, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the June 30, 2018 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of June 30, 2018 and December 31, 2017 were $119.7 million and $122.3 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2018 and December 31, 2017 were $66.7 million and $139.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of June 30, 2018, the fair value of the 2016 Convertible Notes was estimated at $242.4 million, using quoted market prices.

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

During the six months ended June 30, 2018, we generated approximately 87% of our revenues in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of June 30, 2018 and December 31, 2017, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2018		December 31, 2017
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(92)	$1,555	$-	$1,968
Euro	(66)	7,590	(257)	8,491
U.S. Dollar	-	23,404	(178)	19,354
Other	(236)	2,015	(9)	2,074
Totals	$(394)	$34,564	$(444)	$31,887

A hypothetical adverse change of 10% in the June 30, 2018 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of June 30, 2018.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2017 Form 10-K.  There were no material changes to the risk factors disclosed in our 2017 Form 10-K during the second quarter of 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of company common stock made during the second quarter of 2018 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
April 1 - April 30	47,264	$45.14	47,000	6,070,717
May 1 - May 31	60,841	40.61	44,650	6,026,067
June 1 - June 30	42,418	42.32	39,950	5,986,117
Total	150,523	$42.51	131,600

(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 10 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.22AH*	Thirty-third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AI*	Thirty-fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.26K*	Thirteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26L*	Fifteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26M*	Seventeenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26N*	Eighteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.83	Forms of Agreement for Equity Compensation
10.85	Forms of Agreement for Equity Compensation
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2018

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)