Form 10-K
period 2018-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2019-02-22
CIK 1005757

 -

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2018, was $1,021,190,980.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2019 was 32,987,206.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed on or prior to April 30, 2019, are incorporated by reference into Part III of this Report.

CSG SYSTEMS INTERNATIONAL, INC.

2018 FORM 10-K

PART I

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) is one of the world’s leading revenue management and digital monetization, customer experience, and payment solutions providers, and a trusted partner to some of the most well-known companies around the globe. We leverage more than 35 years of experience to help our clients simplify the complexity of a rapidly changing business landscape. Drawing from real-world knowledge and unparalleled expertise, we design and implement business solutions that make their hardest decisions simpler and smarter so they can focus on evolving their businesses to provide highly sophisticated and competitive multi-product offerings while also delivering increasingly differentiated, real-time, and personalized experiences that meet the ever-changing demands of their customers across all stages of the customer lifecycle.

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

Industry Overview

Background. We provide software and services that help companies around the world monetize and digitally enable the customer experience.  While our heritage is born out of the communications services industry, we serve an expanding group of customers in markets ranging from financial services to health care to governmental agencies.  With an unwavering commitment to their success, we help our clients thrive in the most dynamic, challenging, and complex market conditions imaginable, allowing them to:

•	Optimize their business, addressing the critical need to reduce operating costs to enable the redeployment of operating capital to support business growth and transformation.
•	Enable new revenue streams through the monetization of multiple services, across multiple locations and channels, and bringing new services to market quickly.
•	Protect and maintain existing revenue streams by improving service delivery that drives higher customer satisfaction and increases retention.
•	Leverage data and insights to better know and understand their customers and deliver exceptional experiences.
•	Become future-ready so they can adapt quickly and efficiently to industry changes and innovations.

Market Trends of Communications Industry. Our primary market, the global communications industry, is going through an unprecedented level of change.  This dramatic disruption is driving the emergence of heightened competition, innovative digital products, compelling customer engagements, real-time operational processes, and intense cost pressures. Some key trends are emerging as communications service providers (“CSPs”) try to evolve and compete in this highly complex ecosystem:

•

Consumer choice:  Customers have more choices than ever for information, communications, and entertainment services.  While the shift in power from the service provider to the consumer has been occurring over the past several years, the adoption of new technologies and services which enable a more ubiquitous and personalized customer experience is becoming mainstream.  Service providers – whether traditional or new digital native – are developing offerings to cultivate a more recurring, loyal, and “branded” customer experience.  Increasing importance is placed on “brand” and “experience” as they both play a larger role in purchasing decisions.  The customer experience, from acquisition to termination of service, will determine the winners and losers in this “always connected” consumer world.

•

Competitive landscape: The proliferation of digital native service providers (e.g., Facebook, Apple, Netflix, Google, Amazon, etc.) has changed the competitive landscape forever.  This new breed of competitors is not burdened with the infrastructure or legacy operational expenses that traditional CSPs have and, as a result, are more nimble, agile, and competitively priced for consumers.  This, in conjunction with the consumer-driven economy, has forced traditional providers to evaluate the viability of their existing business model, including scale, breadth of offerings, speed to react, and consumer experience, and to evolve their businesses to remain not only relevant and competitive but to thrive. While consolidation continues between traditional CSPs and content providers (e.g., AT&T and Time Warner Inc.), companies are also scaling their offerings through acquisitions within their respective media (e.g., Disney and 21st Century Fox, Comcast and Sky) and communications industries (e.g., T-Mobile and Sprint).  Direct-to-consumer offerings are becoming even more prevalent, and cooperation not only with new partners, but even competitors (e.g., Netflix with Amazon Prime Video and traditional cable operators) is accelerating.

•

Technology: Fueled by the collision of artificial intelligence, the Internet of Things (“IoT”), cloud technologies, and analytics, providers are fundamentally changing the way they get their products to market and engage with their customers.  5G technologies will propel the expansion of IoT and sensor-enabled services.  IoT will underpin the “servicification” of offerings — the transition of routine activities and purchases (e.g., checking gas meters, driving a car, buying groceries, etc.) to on demand services and pervasive consumer relationships (e.g., only servicing meters that show faults, recommending best parking spots, recommending meals for dinner tonight, etc.).  To meet the requirements of this hyper-connected ecosystem (speed-to-market, agility, scalability cost structure), providers are transitioning their legacy technology infrastructure to a combination of private and public cloud technologies to support billions of device connections.

•

New Revenue Sources:  CSPs are facing increased pressure to find new revenue sources, while also managing their cost structure and quality of service delivery during their business transformation. They are seeing a decline in revenues and profits associated with their traditional services like wireline voice and video as a result of new or increased competition.  In order to offset these declining revenues and profits, CSPs are looking for ways to improve their cost structure, grow through acquisitions, and launch new revenue-generating services with minimal capital investment. The result is that many CSPs are cutting costs associated with their traditional systems, integrating disparate acquired business operations, and launching new digital services with highly-flexible lower cost solutions.

Overall, these market trends drive the demand for scalable, flexible, and cost-efficient revenue management, customer experience, and digital monetization solutions, which we believe will provide us with revenue opportunities. As a result, we have historically invested a meaningful amount of our revenues in research and development (“R&D”) and have acquired companies that enable us to expand our offerings in a timely and efficient manner. We believe that our scalable, modular, and flexible solutions combined with our rich domain expertise and our ability to effectively migrate clients to our solutions, provide the industry with proven solutions to improve their profitability and consumers’ experiences.  We have specifically architected our solutions to offer service providers a phased, incremental approach to transforming their businesses, thereby reducing the business interruption risk associated with this evolution.

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

Create More Long-Term, Recurring Relationships. Our relentless, relationship-driven, customer-focused business approach is built on a foundation of respect, integrity, and collaboration. As a result, we enjoy long-term relationships with many of the world’s leading CSPs. Our commitment to working with providers in true partnership fashion helps them to enable sustainable growth, create efficiencies, and deliver differentiated services to their customers. We have seen successful adoption of our managed services approach with global CSPs based upon our compelling value proposition and proven track record.

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

Description of Business

Key Clients. We work with the leading communication providers located around the world.  A partial list of those service providers as of December 31, 2018 is included below:

Altice	Deutsche Telecom
América Móvil	Hutchinson Whampoa 3G
AT&T	Liberty Latin America
Bharti Airtel	MTN
Charter Communications, Inc. (“Charter”)	Telefônica
JPMorgan Chase	Telstra
Comcast Corporation (“Comcast”)	Verizon
DISH Network Corporation (“DISH”)

Clients that represented 10% or more of our revenues for 2018 and/or 2017 were as follows (in millions, except percentages):

	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Comcast	$221	25%	$219	28%
Charter	179	20%	171	22%
DISH	80	9%	89	11%

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

Our total R&D expenses for 2018 and 2017 were $124.0 million and $113.2 million, respectively, or approximately 14% of our total revenues in both periods, with the increase reflective of our heightened level of investment in 2018.  We anticipate the level of R&D investment in the near-term to be relatively consistent with that of 2018.

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

Products and Services. Our products and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with the immense volumes of customer communications and then manage the intricate nature of those customer relationships. Our primary product solutions include the following:

•

Revenue Management & Digital Monetization:  Our solutions provide global service providers with a robust, integrated real-time revenue management framework in either a cloud-based or stand-alone environment to optimize and monetize transactions at every stage of the customer lifecycle. We support more than 480 million end users worldwide on behalf of our clients, managing every aspect from billing to customer care to partner settlement, and we help our clients quickly launch and monetize new services while having the flexibility to keep up with rapidly changing customer demands and markets that continually evolve. These solutions include our industry leading Advanced Convergent Platform (“ACP”), Ascendon, Singleview, Total Service Mediation (“TSM”), and Wholesale Business Management Solution (“WBMS”) platforms.

•

Customer Communications Management: Our solutions are a diverse and integrated suite of tools designed to manage and improve every aspect of the customer experience, from onboarding to upgrades, payments to field service management. We are an industry leader in supporting omni-channel communications between our clients and their customers, processing more than 1.5 billion voice, SMS/text, print, and e-mail messages each year. Our February 2018 acquisition of Business Ink Co., (“Business Ink”) expanded these capabilities into new vertical markets and extended the scale of our operations and platform capabilities. More than 65,000 of our clients’ field technicians and dispatchers complete over 100 million work orders per year by leveraging our field service management solutions to optimize routing and provide real-time insights into arrival times for their customers.

•

Payments: We empower our clients with options to manage and process payments from their customers. Through our October 2018 acquisition of Forte Payment Systems, Inc. (“Forte”), we have extended these capabilities, offering an advanced, cloud-based, integrated suite of products and solutions across a variety of industries. Forte’s broad offering and strategic partnerships with more than 45,000 merchants, resellers, and independent software vendors has fueled its aggressive growth and success in the integrated payments space.

•

Managed Services: We leverage our 35+ year history in running highly scalable, complex business support solutions to improve operational efficiencies and effectiveness.  For our managed services clients, we assume long-term responsibility for delivering our software solutions and related operations under a defined scope and specified service levels.  Under managed services agreements, we may operate software products (primarily our software solutions) on behalf of our clients: (i) out of a client’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center (including public cloud providers) we contract with for such services.

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

Competition. The market for revenue management solutions and services in the communications industry, as well as in other industries we serve, is highly competitive. We compete with both independent providers and in-house developers of customer management systems. We believe that our most significant competitors in our primary markets are Amdocs Limited and NEC Corporation; network equipment providers such as Ericsson and Huawei; and client-developed internal solutions. Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us and in some instances, we may partner and collaborate with our competitors on large opportunities and projects.

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

Proprietary Rights and Licenses

We rely on a combination of trade secret, copyright, trademark, and patent laws in the United States (“U.S.”) and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Although we hold a select number of patents and patent applications on some of our newer solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse impact on our business, financial condition, and results of operations. For a description of the risks associated with our intellectual property rights, see “Item 1A - Risk Factors - Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Condition and Results of Operations.”

Employees

As of December 31, 2018, we had a total of 3,965 employees, an increase of 592 employees when compared to the number of employees we had as of December 31, 2017.  This increase is mainly attributed to the employees added as a result of the acquisitions of  Business Ink and Forte during 2018.  Our success is dependent upon our ability to attract and retain qualified employees.  We are subject to various foreign employment laws and regulations based on the country in which our employees are located. We believe that our relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.csgi.com.  Additionally, these reports are available on the SEC’s website at www.sec.gov.

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

Over the past decade, the worldwide communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of service providers with greater size and scale, and there are possibilities of further consolidation. Consistent with this market concentration, we generate approximately 55% of our revenues from our three largest clients, which are (in order of size) Comcast, Charter, and DISH, which each individually accounted approximately 10% or more of our total revenues. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

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

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing solutions to our clients, we process, transmit, and store confidential and personally identifiable information (“PII”), including social security numbers and financial information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations, which continue to evolve resulting in greater scrutiny over the protection of PII. In response to these evolving restrictions and regulations, including the European Union’s adoption of the General Data Protection Regulation (“GDPR”), we leverage various data encryption strategies and have implemented measures to protect against unauthorized access to such information, and comply with these laws and regulations. These measures include standard industry practices (e.g. payment card industry (“PCI”) requirements), periodic security reviews of our systems by independent parties, secure development practices, network firewalls, policy directives, procedural controls, intrusion detection systems, and antivirus applications. Because of the inherent risks and complexities to defend against cybercrime, these measures may fail to adequately protect this information. Any failure on our part to protect the privacy of personally identifiable information or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, substantial fines/penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of personally identifiable information could damage our reputation and inhibit market acceptance of our solutions. In addition, third-party vendors that we engage to perform services for us may unintentionally release personally identifiable information or otherwise fail to comply with applicable laws and regulations. As new laws and regulations emerge and evolve our compliance costs could increase substantially. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

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

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care, billing solutions, and payment solutions is characterized by rapid changes in technology and is highly competitive with respect to the need for timely product innovations and new product introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously expand, adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired technologies and their widely distributed, complex worldwide operations; and (iii) creating and maintaining an integrated suite of customer care and billing solutions, which are portable to new verticals such as utilities, financial services, and content distribution.  In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Our attempts to meet these demands subjects our R&D efforts to greater risks.

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

A Reduction in Demand for Our Key Business Support Solutions Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Historically, a substantial percentage of our total revenues have been generated from our core cloud-based product, ACP, and related solutions. These solutions are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related solutions could have a material adverse effect on our financial position and results of operations. Likewise, certain of our revenues generated from our software license and services business have been derived from wholesale billing, retail billing, and mediation products which are typically associated with large implementation projects. A sudden downward shift in demand for these products or for our professional services associated with these products could have a material adverse effect on our financial position and results of operations.

We are Subject to Payments Regulation in the U.S.

Individual states have implemented various definitions and licensing requirements for entities deemed to be money transmitters. If we are required and fail to meet such state requirements at any time, we could be subject to enforcement actions and financial penalties and other costs.  An enforcement action could result in restrictions upon, or a prohibition on engaging in, the business of money transmission in one or more states and it could delay or prevent us from obtaining a money transmitter license in one or more states.  If we must apply for money transmitter licenses in one or more states, there can be no assurance that we will be able to obtain any such licenses, certifications, and approvals. In addition, there are substantial costs and potential product changes involved in maintaining such licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance or other requirements of such licenses. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our products or services, or could require significant and costly operational changes or prevent us from providing our products or services in a given market. These limitations may adversely affect our ability to grow our business.

Failure to Deal Effectively with Fraud, Fictitious Transactions, Bad Transactions, and Negative Experiences Could Increase Our Loss Rate and Harm Our Payment Processing Business, and Could Severely Diminish Merchant and Consumer Confidence in and Use of Our Services.

In the event that merchants do not fulfill their obligations to consumers or a merchant’s goods or services do not match the merchant’s description, we may incur losses as a result of chargebacks and claims from consumers. We would seek to recover such losses from the merchant, however, we may not be able to recover the amounts in full if the merchant is unwilling or unable to pay.  While we have established financial reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves on individual merchants may be insufficient. We may also incur losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transactions, and as a result of consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, we could lose the right to process credit card transactions, which would significantly impact our payment processing business. We have taken measures to detect and reduce the risk of fraud, including underwriting and risk management procedures and processes, but these measures need to be continually updated to address emerging  means of perpetrating fraud or to accommodate new product offerings.

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

From time to time, we may experience variability in quarterly revenues and operating results. Common causes of failure to meet revenue and operating expectations include, among others:

•	Inability to close and/or recognize revenue on certain transactions in the period originally anticipated;
•	Inability to accurately forecast payment processing transaction volumes and related transaction costs;
•	Delays in renewal of multiple or individually significant agreements;
•	Inability to renew existing arrangements at anticipated rates;
•	Delays in timing of initiation and/or implementation of significant projects or arrangements;
•	Inability to meet client expectations materially within our cost estimates;
•	Changes in spending and investment levels;
•	Foreign currency fluctuations; and
•	Economic and political conditions.

Should we fail to meet our revenue and earnings expectations of the investment community, by even a relatively small amount, it would most likely have a disproportionately negative impact upon the market price of our common stock.

We May be Subject to Various Anti-Money Laundering and Counter-Terrorist Financing Laws and Regulations.

We may be subject to various anti-money laundering (“AML”) and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in processing the proceeds of criminal activities. We maintain an AML Compliance Policy and Procedure applicable to our payments processing business which policy is intended to comply with any applicable U.S. federal requirements.  The laws or their application, our interpretation of the laws, and/or our services may change so that we could be subject to additional regulation and incur additional costs of compliance. We may not be able to meet additional regulatory requirements or the cost of adhering to such requirements could be substantial or could severely impact our ability to continue to grow our payments processing business or retain merchants or partners. The regulations of other countries and/or any increased compliance costs associated with such regulations, could prevent us from entering new markets for our services.

Our Global Operations Subject Us to Additional Risks.

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

Additionally, we are also subject to risks relating to the uncertainties and effects of the United Kingdom’s (“U.K.”) referendum to withdraw membership from the European Union (referred to as “Brexit”) on March 29, 2019, including financial, legal, tax, and trade implications. One or more of these factors could have a material adverse effect on our global operations, which could adversely impact our results of operations and financial position.

Our Global Operations Require Us To Comply With Applicable U.S. and International Laws and Regulations.

Doing business on a worldwide basis requires our company and our subsidiaries to comply with the laws and the regulations of the U.S. government and various international jurisdictions.  In addition, the number of countries enacting anti-corruption laws and related enforcement activities is increasing. These regulations place restrictions on our operations, trade practices and trade partners. In particular, our global operations are subject to U.S. and foreign anti-corruption laws and regulations such as the Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and economic sanction programs administered by the Office of Foreign Assets Control (“OFAC”).

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payment can be made. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. We inform our personnel and third-party sales representatives of the requirements of the FCPA and other anti-corruption laws, including, but not limited to their reporting requirements. We have also developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and partners while improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anti-corruption laws.

Economic sanctions programs restrict our business dealings with certain countries and individuals. From time to time, we have business dealings with entities and individuals subject to OFAC-administered sanctions. We are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations. Violations of these laws and regulations are punishable by civil penalties, including fines, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

Our Use of Open Source Software May Subject Us to Certain Intellectual Property-Related Claims or Require Us to Re-Engineer Our Software, Which Could Harm Our Business.

We use open source software in connection with our solutions, processes, and technology. Companies that use or incorporate open source software into their products have, from time to time, faced claims challenging their use, ownership and/or licensing rights associated with that open source software. As a result, we could be subject to suits by parties claiming certain rights to what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, or controls with respect to origin of the software. Use of open source software also complicates compliance with export-related laws. While we take measures to protect our use of open source software in our solutions, open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial position, and results of operations.

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

We rely on a combination of trade secret, copyright, trademark, and patent laws in the U.S. and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. Others may independently discover trade secrets and proprietary information, which may complicate our assertion of trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position.

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

Substantial Impairment of Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $221 million of long-lived assets other than goodwill (principally, property and equipment, software, acquired client contracts, and client contract costs) as of December 31, 2018. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We utilize our market capitalization and/or cash flow models as the primary basis to estimate the fair value amounts used in our long-lived asset impairment valuations. If an impairment was to be recorded in the future, it could materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2018, we were operating in over 25 leased sites around the world, representing over 700,000 square feet.

Our corporate headquarters is located in Greenwood Village, Colorado. In addition, we lease office space in the U.S. in Allen, Texas, Atlanta, Georgia; Bloomfield, New Jersey; Chicago, Illinois; Omaha, Nebraska; and Philadelphia, Pennsylvania.  The leases for these office facilities expire in the years 2019 through 2027. We also maintain leased facilities internationally in Australia, Brazil, Canada, Colombia, France, India, Ireland, Malaysia, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2019 through 2026. We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

Additionally, we lease four statement production and mailing facilities totaling approximately 350,000 square feet. These facilities are located in: (i) Omaha, Nebraska; (ii) Crawfordville, Florida; (iii) Austin, Texas; and (iv) Fort Worth, Texas. The leases for these facilities expire in the years 2021 through 2026.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to either: (i) extend our current leases as they terminate; or (ii) find alternative space without experiencing a significant increase in cost. See Note 10 to our Financial Statements for information regarding our obligations under our facility leases.

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

************************************************************************************************

Executive Officers of the Registrant

Our executive officers are Bret C. Griess (President and Chief Executive Officer), Rolland B. Johns (Executive Vice President and Chief Financial Officer), Brian A. Shepherd (Executive Vice President and Group President), and Kenneth M. Kennedy (Executive Vice President, President of Technology and Product).  We have employment agreements with each of the executive officers.

Bret C. Griess

President and Chief Executive Officer

Mr. Griess, 50, currently serves as our President and CEO. He joined the Company in 1996 and held a variety of positions in Operations and Information Technology, until being appointed Executive Vice President of Operations in February 2009, Chief Operations Officer in March 2011, and President in June 2015. In January 2016, Mr. Griess was appointed President and CEO and a member of our Board. Mr. Griess holds an M.A. degree in Management and a B.S. degree in Management from Bellevue University in Nebraska, and an A.A.S. degree from the Community College of the Air Force.

Rolland B. Johns

Executive Vice President and Chief Financial Officer

Mr. Johns, 49, serves as Executive Vice President and Chief Financial Officer for CSG. Mr. Johns joined CSG as Chief Accounting Officer in 2013. He was named Executive Vice President and Chief Financial Officer in May 2018. Prior to joining CSG, he was audit partner at KPMG and held other accounting-related positions at KPMG. Mr. Johns is a member of the AICPA and the Nebraska Society of Certified Public Accountants. He holds a B.S. degree in Accounting from the University of San Diego.

Brian A. Shepherd

Executive Vice President and Group President

Mr. Shepherd, 51, joined CSG in 2016. He was named Executive Vice President and Group President of CSG in October 2017. In this position, he leads the profit and loss organization for the entire global organization. Prior to this role, Mr. Shepherd served as Executive Vice President and President of Global Broadband, Cable and Satellite Business from 2016 to 2017, where he focused on accelerating the growth and strategic direction of CSG’s global broadband, cable and direct broadcast satellite business. Mr. Shepherd is an international business expert with strong management, customer relationship, global sales, strategy and corporate growth experience. In previous executive roles at companies such as TeleTech, Amdocs, DST Innovis, and McKinsey & Company, Mr. Shepherd built a successful history of helping companies drive and achieve their strategic growth initiatives. With more than 15 years in the cable and communications industries, he has built wide and deep relationships with C-Suite leaders, decision-makers and policy influencers who have shaped these industries globally. Mr. Shepherd graduated Magna cum laude in Economics from Wabash College and received a Master of Business Administration degree from Harvard Business School.

Kenneth M. Kennedy

Executive Vice President, President of Technology and Product

Mr. Kennedy, 49, was named President of Technology and Product in October 2017. In this position, he oversees all product development, product management, platform architecture and operations across CSG’s solutions portfolio. His expertise and vision contribute to new innovations that enable CSG’s clients to have more agile and dynamic operations. Prior to this role, Mr. Kennedy served as CSG’s Executive Vice President of Product Development from 2016 to 2017. Prior to this role, he served as CSG’s Chief Technology Officer and Senior Vice President of Product Management, Development and Operations from 2006 to 2016, managing CSG’s software development organization and implementing technology initiatives for CSG’s product offerings. Prior to CSG, Mr. Kennedy was one of the original founders of Telution where he served as Vice President of Software Development and Professional Services from 1998 to 2006. Prior to Telution, Mr. Kennedy worked at Andersen Consulting where he was responsible for developing highly-scalable distributed software solutions for the manufacturing, financial services, and communications industries. Mr. Kennedy received a Bachelor of Business Administration and Management Information Systems from the University of Notre Dame.

Board of Directors of the Registrant

Information related to our Board of Directors (the “Board”) is provided below.

Donald B. Reed

Mr. Reed, 74, was elected to the Board in May 2005 and has served as CSG’s non-executive Chairman of the Board since January 2010. He is presently retired. Mr. Reed served as CEO of Cable & Wireless Global from 2000 to 2003. Cable & Wireless Global, a subsidiary of Cable & Wireless plc, is a provider of internet protocol (“IP”) and data services to business customers in the U.S., United Kingdom, Europe, and Japan. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national, and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed holds a B.A. degree in History from Virginia Military Institute.

Bret C. Griess

Mr. Griess’ biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

David G. Barnes

Mr. Barnes, 57, was appointed to the Board in February 2014. He served as Executive Vice President, Global Operations of Stantec Inc., a publicly traded global provider of engineering, consulting, and construction services. From 2009 through 2016, he served as Executive Vice President and CFO of MWH Global Inc., an employee-owned engineering and construction firm. MWH Global Inc. was acquired by Stantec Inc. in 2016. From 2006 to 2008, he was Executive Vice President of Western Union Financial Services. From 2004 to 2006, Mr. Barnes served as CFO of Radio Shack Corporation, and from 1999 to 2004, he was Vice President, Treasurer, and U.S. CFO for Coors Brewing Company. Mr. Barnes holds an M.B.A. degree from the University of Chicago and a B.A. degree from Yale University.

Ronald H. Cooper

Mr. Cooper, 62, was elected to the Board in November 2006. He is presently retired. He most recently served as the President and CEO of Clear Channel Outdoor Americas, Inc. (an outdoor advertising company) from 2009 through 2012. Prior to this position, he was a Principal at Tufts Consulting LLC from 2006 through 2009. Previously, he spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and COO from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne, and its predecessor Continental Cablevision, Inc. He has served on various boards of directors and committees with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association, and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

Marwan H. Fawaz

Mr. Fawaz, 56, was appointed to the Board in March 2016. He is currently an Executive Advisor to Google and Alphabet, after joining Alphabet as the CEO of Nest Labs, Inc. With more than 30 years of experience in the media, cable, telecommunications, and broadband industries, Mr. Fawaz offers a wealth of knowledge and expertise, developed from his time as Executive Vice President and CEO of Google/Motorola Mobility from 2012 to 2013, and Executive Vice President of Strategy and Operations and Chief Technology Officer of Charter Communications from 2006 to 2011. In addition, he served as Senior Vice President and Chief Technology Officer of Adelphia Communications from 2003 to 2006, and held leadership positions for other cable industry companies such as MediaOne, among others. He was the founder and principal of Sarepta Advisors, a strategic advisory and consulting group supporting the technology, media, and telecommunications industries. He holds an M.S. degree in Electrical and Communication Engineering and a B.S. degree in Electrical Engineering, both from California State University at Long Beach.

Rajan Naik

Dr. Naik, 47, was elected to the Board in August 2018. He currently serves as the Chief Strategy and Innovation Officer for Motorola Solutions, Inc., where he is responsible for the corporate strategy organization, chief technology office, venture capital portfolio and competitive and market intelligence.  Motorola Solutions creates mission-critical communication solutions, including devices, networks, software, services and video. Prior to joining Motorola Solutions, Dr. Naik held the role of Senior Vice President, Chief Strategy Officer at Advanced Micro Devices (AMD), a provider of high-performance computing, graphics and visualization technologies. From 2000-2012, Dr. Naik was a Partner at McKinsey & Company in the technology/media/telecom practice. He currently serves on the board of Sonim Technologies. He holds a B.S. degree in Engineering from Cornell University and a Ph.D. in Engineering from Massachusetts Institute of Technology.

Janice I. Obuchowski

Ms. Obuchowski, 67, was elected to the Board in November 1997. She is the founder and President of Freedom Technologies, Inc. (a firm providing public policy, strategic, and engineering advice to companies in the communications sector, government agencies, and international clients), a position she has held since 1992. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce, Administrator for the National Telecommunications and Information Administration (“NTIA”), and as the head of international government relations at NYNEX Corporation. Ms. Obuchowski currently serves as a Director on the boards for Inmarsat. She also has served on several non-profit and other publicly traded company boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Frank V. Sica

Mr. Sica, 68, has served as a director of the Company since its formation in 1994. He is currently a Partner of Tailwind Capital (a private equity firm) since 2006.  He currently serves as a director on the boards of JetBlue Airways, Kohl’s Corporation, and Safe Bulkers, Inc. Mr. Sica holds an M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

Donald V. Smith

Mr. Smith, 76, was elected to the Board in January 2002. He is presently retired. Previously, Mr. Smith served as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he had been associated from 1988 through 2009, and where he served on the board of directors. From 1978 to 1988, he served as a Principal with Morgan Stanley & Co. Inc., where he headed the company’s valuation and reorganization services. He also serves on the board of directors of several non-profit organizations. Mr. Smith holds an M.B.A. degree from the Wharton Graduate School of the University of Pennsylvania and a B.S. degree from the United States Naval Academy.

James A. Unruh

Mr. Unruh, 78, was elected to the Board in June 2005. He became a founding Principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation (a global information technology company) from 1987 to 1997, including serving as its Chairman and CEO from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President–Finance and CFO with Burroughs Corporation, a predecessor of Unisys Corporation. Prior to 1982, Mr. Unruh was CFO with Memorex Corporation and also held various executive positions with Fairchild Camera and Instrument Corporation, including CFO. Mr. Unruh formerly served as director on the boards for Tenet Healthcare Corporation, and Prudential Financial, Inc.. during the past five years. He holds an M.B.A. degree from the University of Denver and a B.S. degree from the University of Jamestown.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’.  On January 31, 2019, the number of holders of record of common stock was 125.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2013, in our common stock and in each of the two indexes, and that all dividends, if any, were reinvested.

	As of December 31,
	2013	2014	2015	2016	2017	2018
CSG Systems International, Inc.	$100.00	$87.27	$128.05	$175.29	$161.82	$119.83
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
Data Preparation and Processing Services	100.00	108.97	119.79	138.99	167.15	180.20

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	$—	4,460,053

Of the total number of securities remaining available for future issuance, 4,182,842 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 277,211 shares to be used for our employee stock purchase plan. See Note 12 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2018 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1 - October 31	108,396	$36.43	107,300	5,740,367
November 1 - November 30	89,160	35.92	85,900	5,654,467
December 1 - December 31	116,500	32.46	116,500	5,537,967
Total	314,056	$34.81	309,700
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 12 to our Financial Statements for additional information regarding our share repurchases.

Item 6. Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues (1)(2)(3)	$875,059	$789,582	$760,958	$752,520	$751,286
Operating income (1)(2)(3)	104,932	105,685	132,629	113,140	75,690
Net income (1)(2)(3)	66,130	61,364	62,882	62,567	35,711

Weighted-average diluted shares outstanding	32,855	32,865	33,014	33,438	33,736

Diluted net income per common share	$2.01	$1.87	$1.90	$1.87	$1.06

Dividend declared per share	$0.84	$0.79	$0.74	$0.70	$0.62

Key Capital Activities:
Shares repurchased under Stock Repurchase Program (5)	704	500	318	1,838	733
Cost of shares repurchased under Stock Repurchase Program (5)	$27,628	$20,548	$11,565	$56,959	$19,106
Dividends declared	28,148	26,823	23,753	22,852	21,327

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments (4)	$162,880	$261,360	$276,498	$240,936	$201,800
Total assets (7)	1,114,362	904,534	891,879	862,731	839,367
Total debt (4)(7)	359,826	331,736	416,260	279,130	250,376
Total treasury stock (4)(5)(6)	842,360	814,732	826,002	814,437	757,478
Total stockholders' equity (2)(5)	361,024	342,746	251,360	345,845	358,633

(1)

During 2018, we acquired Business Ink on February 28 and Forte Payment Systems, Inc. on October 1, and as a result, ten and three months of their operations, respectively, are included in our 2018 results (approximately $74 million of revenue impact).  The overall cost of these acquisitions was approximately $155 million and was funded with existing cash.

See Note 6 to our Financial Statements for additional discussion of these acquisitions.

(2)

In 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), a single comprehensive model which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.

We adopted the new guidance using the cumulative effect approach, and as a result, recorded a cumulative adjustment increasing beginning retained earnings (net of tax) by approximately $7 million.

See Note 2 to our Financial Statements for further discussion regarding the adoption of this new standard.

(3)

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

(4)

In March 2018, we refinanced our Credit Agreement.  As a result, under the refinanced Credit Agreement, we: (i) extended the term of the agreement to March 2023; (ii) obtained a reduction in the interest rate and other fees; and (iii) borrowed $150 million, resulting in a net increase of available cash of $30 million, after paying off the outstanding $120 million balance from the term loan under the previous Credit Agreement.

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

(6)

In January 2017, Comcast exercised approximately 1.4 million vested stock warrants, which we net share settled under the provisions of the warrant agreement by delivering 649,221 of our common shares from treasury stock, which had a fair value of $31.5 million.  The carrying value of the shares of treasury stock delivered was $15.4 million.  See Note 11 to our Financial Statements for additional discussion of the stock warrants.

(7)

In 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) and ASU 2015-17, Income Taxes (Topic 740).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a reduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-17 requires that all deferred tax liabilities and assets be classified as noncurrent.  We adopted both ASU’s on January 1, 2016, which resulted in a reclassification of our Balance Sheets for the periods presented.

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

Acquisition Activity

Business Ink, Co.

On February 28, 2018 we acquired Business Ink, a multi-channel communications company based in Austin, Texas, for approximately $70 million, excluding acquisition-related expenses.  Business Ink provides outsourced, customized business communications services to the telecommunications, healthcare, financial services, utilities, and government sectors across statements, email, mobile messaging, and more. The acquisition extends the scale of our operations and platform capabilities, expands our customer base into new verticals, and further solidifies our customer communications footprint.  For 2018, Business Ink contributed $49.2 million of cloud and related solutions revenues and was neutral to our operating income when factoring in acquired amortization and acquisition-related costs.

See Note 6 to our Financial Statements for further discussion of this acquisition.

Forte Payment Systems, Inc.

On October 1, 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas. The acquisition of Forte accelerates our ability to offer a comprehensive suite of next generation payment solutions that enables service providers to provide a differentiated customer experience, while also strengthening our position in the revenue management and payments sector and allowing us to grow our footprint into new verticals.  We acquired 100% of the equity of Forte for a purchase price of approximately $85 million (excluding cash acquired), and held back approximately $13 million in cash subject to certain tax filings.  In addition, the stock purchase agreement includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  For 2018, Forte generated $24.9 million of cloud and related solutions revenues and was dilutive to our operating income due to acquisition amortization and acquisition-related costs.

See Note 6 our Financial Statements for further discussion of this acquisition.

Key Impact of U.S. Tax Cuts and Jobs Act

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was passed into legislation. The Tax Reform Act amends the Internal Revenue Code, reducing the corporate income tax rate, changing or eliminating certain income tax deductions and credits, and provides sweeping change to how U.S. companies are taxed on their international operations. The Tax Reform Act was generally effective for tax years beginning after December 31, 2017; however, certain provisions of the Tax Reform Act had effective dates beginning in 2017.

The Tax Reform Act reduces the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning after December 31, 2017.  Our effective income tax rate for the full year 2018 was 24%.

See Note 8 to our Financial Statements for additional impacts of the Tax Reform Act.

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

In conjunction with the adoption of ASC 606, we recorded a cumulative adjustment increasing beginning retained earnings (net of tax) by approximately $7 million, primarily related to contracts that we were required to defer revenue as we did not have vendor specific objective evidence (“VSOE”)  for certain undelivered elements.  The adoption of ASC 606 did not have a material impact on our revenues in 2018, and we do not anticipate it to have a material impact going forward, as the new revenue accounting rules under ASC 606 are fairly consistent with our policies and guidelines based on the nature of our client contracts.

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

Refer to Note 2 to our Financial Statements for further detail and discussion regarding the adoption of ASC 606.

Impact of New Lease Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  We adopted the ASU in January of 2019, utilizing the effective date method of transition.  While the adoption of this standard resulted in a material gross-up of our Balance Sheet assets and liabilities, it is not expected to have a material impact on our Income Statement or Statement of Cash Flows.

Refer to Note 2 to our Financial Statements for further detail regarding the adoption of ASC 842.

Management Overview

Results of Operations. A summary of our results of operations for 2018 and 2017, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2018	2017
Revenues	$875,059	$789,582
Transaction fees	15,602	—
Operating Results:
Operating income	104,932	105,685
Operating income margin	12.0%	13.4%
Diluted EPS	$2.01	$1.87
Supplemental Data:
Restructuring and reorganization charges	$8,661	$8,796
Acquisition-related costs:
Amortization of acquired intangible assets	9,699	6,864
Earn-out compensation	1,260	—
Transaction-related costs	3,653	—
Stock-based compensation (1)	19,650	20,782
Amortization of OID	2,664	2,790
Loss on extinguishment of debt	810	—
(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues. Our revenues for 2018 were $875.1 million, an 11% increase when compared to $789.6 million for 2017, with the increase mainly attributed to the acquisitions of Business Ink and Forte, discussed above, which generated approximately $74 million of combined revenues during the year.

Operating Results. Operating income for 2018 was $104.9 million, or a 12.0% operating income margin percentage, compared to $105.7 million, or a 13.4% operating income margin percentage for 2017, with the decreases in operating income and operating income margin percentage reflective of costs associated with the acquisition and integration of Business Ink and Forte and the continuation of planned investments aimed at generating future long-term growth in our business.

Diluted Earnings Per Share (“EPS”). Diluted EPS for 2018 was $2.01 compared to $1.87 for 2017 with the increase mainly attributed to the lower effective income tax rate, resulting primarily from the U.S. Tax Reform enacted in December 2017.

Balance Sheet and Cash Flows. As of December 31, 2018, we had cash, cash equivalents, and short-term investments of $162.9 million, as compared to $261.4 million as of December 31, 2017, with the decrease primarily attributed to the cash acquisitions of Business Ink and Forte for approximately $155 million during the year.  Cash flows from operating activities for 2018 were $143.3 million, compared to $127.2 million for 2017.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Comcast.  Comcast continues to be our largest client.  For 2018 and 2017, revenues from Comcast were $221 million and $219 million, respectively, representing approximately 25% and 28% of our total revenues. In November 2018, Comcast exercised the first  of their two one-year renewal options extending the term of their agreement through June 30, 2020.  Terms of the extension remain consistent with the financial terms and obligations under the existing agreement.  Additionally, under the terms of the agreement, Comcast has the right to exercise an additional one-year renewal option no later than January 1, 2020, to extend the term of the Agreement through June 30, 2021.

A copy of the Comcast agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Charter. Charter is our second largest client.  For 2018 and 2017, revenues from Charter were $179 million and $171 million, respectively, representing approximately 20% and 22% of our total revenues.  Our agreement with Charter runs through December 31, 2021, with an option to extend the agreement for an additional one-year term.

A copy of the Charter agreements and related amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

DISH.  DISH is our third largest client. For 2018 and 2017, revenues from DISH were $80 million and $89 million, respectively, representing approximately 9% and 11% of our total revenues, with the decrease in revenues driven mainly by the decrease in DISH customers utilizing their satellite services.  Our agreement with DISH runs through December 31, 2021.

The DISH agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statement (in thousands):

	2018	2017	2016
Cost of cloud and related solutions	$3,568	$3,573	$3,958
Cost of software and services	904	895	1,348
Cost of maintenance	64	357	371
Research and development	2,483	3,103	3,339
Selling, general and administrative	12,631	12,854	13,779
Restructuring	(292)	267	(80)
Total stock-based compensation expense	$19,358	$21,049	$22,715

See Notes 2 and 12 to our Financial Statements for additional discussion of our stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following captions in our Income Statement (in thousands):

	2018	2017	2016
Cost of cloud and related solutions	$5,229	$1,065	$1,092
Cost of maintenance	4,470	5,799	7,397
Total amortization expense	$9,699	$6,864	$8,489

The increase in amortization of acquired intangible assets in 2018 is due to the amortization of the intangible assets acquired with the Business Ink and Forte acquisitions, discussed above.  See Notes 4 and 6 to our Financial Statements for additional discussion of our acquired intangible assets and related amortization.

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

Revenue Recognition. We adopted ASC 606 in January 2018 using the cumulative effect method and applied ASC 606 to all contracts with clients that had not been completed as of the date of initial application. Revenue under ASC 606 is recognized upon conclusion that a contract with a client exists. Such conclusion is made by us when the contract is legally enforceable and certain criteria, including collectability, are met. In making our determination of collectability, we consider a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the client’s specific credit worthiness, evidenced by its current financial position and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the client’s current accounts receivable status and/or its historical payment patterns with us (as applicable); (iii) the economic condition of the industry in which the client conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business. The evaluation of these factors, and the ultimate determination of collectability, requires significant judgments to be made by us. The judgments made in this area could have a significant effect to the amount and timing of revenue recognized in any period.

Our contracts with clients include cloud-based solution arrangements, managed services solution arrangements, payment processing transaction services, software license and service arrangements, professional services arrangements, and bundled service arrangements. The revenue recognition policies that involve the most complex and subjective decisions or assessments that may have a material impact on our operations relate to the accounting for cloud-based solution arrangements, software license and service arrangements and bundled service arrangements.

Our cloud-based solution arrangements are complex agreements that typically include multiple performance obligations. Key factors considered in accounting for cloud-based solution arrangements include the following criteria: (i) identification of performance obligations within the contract; (ii) determination of the transaction price given the variable nature of the consideration and significance of the consideration; (iii) allocation of value between the performance obligations; and (iv) calculation of revenue recognized in each period. The evaluation of these factors and ultimate revenue recognition decision requires significant judgements to be made by us. Depending on the significance of variable consideration, number of products/services, complex pricing structures and long-term nature of these types of contracts, the judgements and estimates made in this area could have a significant effect on the amount and timing of revenue recognized in any period. In addition, certain products and arrangements require us to make an assessment of whether we are a principal to the transaction (gross revenue) or an agent to the transaction (net revenue). Such assessments can have a significant effect on the amount of revenue recognized.

Our software license and services arrangements and bundled service arrangements include multiple performance obligations and can be complex and require considerable judgement. Key factors considered in accounting for our software license and related service arrangements include the following criteria: (i) identification of performance obligations within the contract; (ii) assessment of whether services included in the arrangement represent significant production, modification or customization of the software (as applicable), such that the delivery of the software license and related services required to implement the software represent one combined performance obligation; (iii) determination of the transaction price for the contract as these types of arrangements may include both fixed and variable consideration; (iv) determination of stand-alone selling price for each performance obligation; allocation of value between performance obligations; and (v) estimates to measure progress for delivery. The evaluation of these factors and ultimate revenue recognition decision requires significant judgements to be made by us.  We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license fees and maintenance, and cost-plus margins for services. The pricing calculations can be complex and require estimates based on volumes and regional market factors. Additionally, our use of an hours-based method of accounting for software license and other professional services performance obligations that are satisfied over time requires estimates of total project revenues and costs, along with the expected hours necessary to complete a project. Changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of this method of revenue recognition as we are exposed to various business risks in completing these types of performance obligations. The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity. The judgments and estimates made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred.

Our contracts are subject to modification via amendment, change requests, and/or statement of works. Such modifications can occur frequently. The accounting for contract modifications under ASC 606 can be complex and requires significant judgements to be made by us as to whether the contract modification is treated as either a separate contract or part of the existing contract.  The judgements made in this area could have a significant effect on the revenues recognized in any period by changing the amount and/or timing of the revenue recognized.

Our contracts typically include service level agreements that may result in refunds or credits to our clients. Under ASC 606, failure to meet service level standards under the terms of the contract represent adjustments to the overall consideration (reductions in revenue) and may need to be estimated at the outset of the arrangement as part of the overall variable consideration.  Such estimates require significant judgement by us and may impact the amount and/or timing of the revenue recognized.

Impairment Assessments of Long-Lived Assets.  Long-lived assets, which for us relates primarily to property and equipment, software, acquired client contracts, and client contract costs, are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. A long-lived asset (or group of long-lived assets) is impaired if estimated future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset. Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows. The determination of estimated future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments. Changes to one or more of the assumptions utilized in such an analysis could materially affect our impairment conclusions for long-lived assets.

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

One of the more complex items within our income tax expense is the determination of our annual research and experimentation income tax credit (“R&D credit”).  We have incurred approximately $100 - $125 million annually in R&D expense over the last three years.  The calculation of the R&D tax credit involves the identification of qualifying projects, and then an estimation of the qualifying costs for such projects.  Because of the size, nature, and the number of projects worked on in any given year, the calculation can become complex and certain judgments are necessary in determining the amount of the R&D credits claimed.

Loss Contingencies. In the ordinary course of business, we are subject to claims (and potential claims) related to various items including but not limited to the following: (i) legal and regulatory matters; (ii) vendor contracts; (iii) product and service delivery matters; and (iv) labor matters. Accounting and disclosure requirements for loss contingencies requires us to assess the likelihood of any adverse judgments in or outcomes to these matters, as well as the potential ranges of probable losses. A determination of the amount of reserves for such contingencies, if any, for these contingencies is based on an analysis of the issues, often with the assistance of legal counsel. The evaluation of such issues, and our ultimate accounting and disclosure decisions, are by their nature, subject to various estimates and highly subjective judgments. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Because of the potential significance of these issues, such an adjustment could be material.

Detailed Discussion of Results of Operations

Total Revenues. Total revenues for: (i) 2018 were $875.1 million, an 11% increase from $789.6 million for 2017; and (ii) 2017 were $789.6 million, a 4% increase from $761.0 million for 2016.

•

The 11% year-over-year increase in total revenues between 2018 and 2017 can be mainly attributed to the acquisitions of Business Ink and Forte, discussed above, which generated approximately $74 million of combined revenues during the year.

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

The components of total revenues, discussed in more detail below, are as follows:

	Year Ended December 31,
	2018	2017	2016
Revenues:
Cloud and related solutions	$766,377	$651,010	$606,936
Software and services	58,101	62,892	79,400
Maintenance	50,581	75,680	74,622
Total revenues	$875,059	$789,582	$760,958

Cloud and Related Solutions Revenues. Cloud and related solutions revenues for: (i) 2018 increased 18% to $766.4 million, from $651.0 million for 2017; and (ii) 2017 increased 7% to $651.0 million, from $606.9 million for 2016.

•

The year-over-year increase in cloud and related solutions revenues between 2018 and 2017 can be primarily attributed to:  (i) the revenues generated from the acquired Business Ink and Forte businesses of $74.1 million; (ii) the application of ASC 606, which resulted in revenues of $26.0 million, previously classified as software and services and maintenance revenues, now being classified as cloud and related solutions revenues; and (iii) the execution of and performance under additional managed services and Ascendon arrangements.

•

The year-over-year increase in cloud and related services revenues between 2017 and 2016 can be mainly attributed to the conversion of customer accounts onto ACP and increases in revenues from recurring managed services arrangements.  During 2017 and 2016, Comcast added four million and three million customer accounts (of which half were converted during the fourth quarter of 2016), respectively, onto ACP.  Additionally, our recurring managed services revenues nearly doubled between 2016 and 2017.

Amortization of the investments in client contracts intangible asset (reflected as a reduction of cloud and related solutions revenues) for 2018, 2017, and 2016 was $11.1 million, $7.4 million, and $6.6 million, respectively.

Software and Services Revenues. Software and services revenues for: (i) 2018 decreased 8% to $58.1 million, from $62.9 million for 2017; and (ii) 2017 decreased 21% to $62.9 million, from $79.4 million for  2016.  These decreases can be primarily attributed to the shift in our focus towards managed services arrangements, which are included in our cloud and related solutions revenues, offset in 2018 by an increase in software license uplifts.  Additionally, for 2018, due to the application of ASC 606, revenues of $6.1 million previously classified as software and services are now being classified as cloud and related solutions revenues.

Maintenance Revenues. Maintenance revenues for: (i) 2018 decreased 33% to $50.6 million, from $75.7 million for 2017; and (ii) 2017 were $75.7 million, a slight increase when compared to $74.6 million for 2016.  The 2018 decrease is primarily due to the application of ASC 606, which resulted in revenues of $21.2 million, previously classified as maintenance now being classified as cloud and related solutions, with the remaining decrease attributed to the timing of maintenance renewals and related revenue recognition.

Total Operating Expenses. Our operating expenses for: (i) 2018 increased 13% to $770.1 million, from $683.9 million for 2017; and (ii) 2017 increased 9% to $683.9 million, from $628.3 million for 2016.

•

The $86.2 million increase in total operating expenses between 2018 and 2017 can be mainly attributed to the approximately $72 million of operating expenses of the Business Ink and Forte businesses included in our results (which include $5.0 million of acquisition amortization) and an additional $4.9 million of transaction-related costs.

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

Cost of Cloud and Related Solutions (Exclusive of Depreciation). The cost of cloud and related solutions revenues consists principally of the following: (i) computing capacity and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) transaction fees-interchange and other payment-related fees to third-party payment processors and financial institutions;  (iv) client support organizations (e.g., our client support call center, account management, etc.); (v) various product delivery and support organizations (e.g., managed services delivery, product management, product maintenance, etc.); (vi) facilities and infrastructure costs related to the statement production and support organizations; and (vii) amortization of acquired intangibles. The costs related to new product development (including significant enhancements to existing products and services) are included in R&D expenses.

The cost of cloud and related solutions for: (i) 2018 increased 25% to $392.8 million, from $315.0 million for 2017; and (ii) 2017 increased 11% to $315.0 million, from $283.0 million for 2016.  Total cloud and related solutions cost of revenues as a percentage of our cloud and related solutions revenues for 2018, 2017, and 2016, were 51.3%, 48.4%, and 46.6%, respectively.

•

The year-over-year increase in cost of cloud and related solutions between 2018 and 2017 relates almost entirely to:  (i) cloud and related solutions expense from the acquired Business Ink and Forte businesses, to include $5.0 million of acquisition amortization; and (ii) the application of ASC 606, which resulted in $20.4 million of costs, previously classified as cost of software and services and maintenance, now being classified as cost of cloud and related solutions.

•

The year-over-year increase in cost of cloud and related solutions between 2017 and 2016 relate primarily to higher variable costs associated with the increase in revenues related to use of our ACP and related solutions, and growth in our managed services arrangements.

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

The cost of software and services for: (i) 2018 decreased 11% to $34.9 million, from $39.0 million for 2017; and (ii) 2017 decreased 21% to $39.0 million, from $49.2 million for 2016.  These decreases in cost of software and services are reflective of the decreases in revenue as personnel and the related costs previously allocated to professional services projects have been reassigned to other areas of the business.

Total cost of software and services as a percentage of our software and services revenues for 2018, 2017, and 2016, were 60.0%, 62.0%, and 62.0%, respectively.

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

The cost of maintenance for: (i) 2018 decreased 46% to $22.1 million, from $40.8 million for 2017; and (ii) 2017 decreased 5% to $40.8 million, from $43.0 million for 2016.  Total cost of maintenance as a percentage of our maintenance revenues for 2018, 2017, and 2016 were 43.8%, 53.9%, and 57.6%, respectively.

•

The decrease in cost of maintenance between 2018 and 2017 is mainly attributed to the application of ASC 606, which resulted in $18.6 million of costs, previously classified as cost of maintenance, now being classified as cost of cloud and related solutions.

•	The decrease in cost of maintenance between 2017 and 2016 can be mainly attributed to lower amortization expense for certain technology assets.

R&D Expense (Exclusive of Depreciation). R&D expense for: (i) 2018 increased 10% to $124.0 million, from $113.2 million for 2017; and (ii) 2017 increased 15% to $113.2 million, from $98.7 million for 2016. These increases are reflective of our heightened level of investment that began in early 2017 aimed at generating long-term growth of our business.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services. This includes the continued investment in our cloud-based solutions (principally, around our Ascendon platform).

As a percentage of total revenues, R&D expense for 2018, 2017, and 2016 was 14%, 14%, and 13%, respectively. We anticipate the level of R&D investment in the near-term to be relatively consistent with 2018.

Selling, General and Administrative Expense (Exclusive of Depreciation) (“SG&A”). SG&A expense for: (i) 2018 increased 10% to $169.3 million, from $153.7 million for 2017; and (ii) 2017 increased 9% to $153.7 million, from $140.5 million for 2016.

•

The increase in SG&A expense between 2018 and 2017 is primarily due to the SG&A costs related to the acquired Business Ink and Forte businesses, to include approximately $5 million of transaction-related costs.

•

The increase in SG&A expense between 2017 and 2016 reflect an increased investment in our sales and marketing activities (principally, towards greater global sales coverage and Ascendon sales capabilities) and system security.

As a percentage of total revenues, SG&A expense for 2018, 2017, and 2016 was 19%, 19%, and 18%, respectively.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation expense for: (i) 2018 was $18.3 million, a 37% increase from $13.4 million for 2017; and (ii) 2017 was $13.4 million, a slight decrease when compared to $13.6 million for 2016.  The increase between 2018 and 2017 can be primarily attributed to depreciation expense from the acquired Business Ink and Forte assets and the increased level of capital expenditures we have made over the last twelve months.

Restructuring and Reorganization Charges. In 2018, 2017, and 2016, we implemented various cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $8.7 million, $8.8 million, and $0.4 million, respectively. These initiatives included: (i) reducing and reorganizing our workforce to further align it around our long-term growth initiatives; (ii) the abandonment of space at some of our facility locations; (iii) the reversal of a liability related to a previous disposition of a business; and (iv) the impairment of a long-term receivable related to the disposition of a business in 2013.

See Note 7 to our Financial Statements for additional information regarding these initiatives.

Operating Income. Operating income and operating income margin for: (i) 2018 was $104.9 million, or 12.0% of total revenues, compared to $105.7 million, or 13.4% of total revenues for 2017; and (ii) 2017 was $105.7 million, or 13.4% of total revenues, compared to $132.6 million, or 17.4% of total revenues for 2016.

•

The decreases in operating income and operating income margin percentage between 2018 and 2017 are reflective of the costs associated with the acquisition and integration of Business Ink and Forte and the continuation of planned investments aimed at generating future long-term growth in our business.

•

The decreases in operating income and operating income margin percentage between 2017 and 2016 are primarily due to the increase in planned investments aimed at generating future long-term growth in our business, and to a lesser degree, the increase in restructuring and reorganization charges.

Interest Expense and Amortization of Original Issue Discount (“OID”). Our interest expense relates primarily to our 2016 Convertible Notes and our Credit Agreement. See Note 5 to our Financial Statements for additional discussion of our long-term debt, to include the non-cash interest expense related to the amortization of the convertible debt OID.

Interest expense for: (i) 2018 increased 5% to $17.7 million, from $16.8 million for 2017; and (ii) 2017 increased 3% to $16.8 million, from $16.3 million for 2016.  These increases can be primarily attributed to an increase in interest rates between periods, and for 2018, a higher average outstanding debt balance.

Loss on Extinguishment of Debt. In March 2018, we refinanced our 2015 Credit Agreement (see Note 5 to our Financial Statements).  As a result, we incurred a loss of $0.8 million related to the write-off of unamortized debt issuance costs.

Income Tax Provision. Our effective income tax rates for 2018, 2017, and 2016 were as follows:

2018 (1)	2017 (2)	2016
24%	30%	37%
(1)

Our 2018 effective income tax rate reflects the impact of the Tax reform Act, discussed above, which reduced the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning after December 31, 2017.

(2)	Our 2017 effective income tax rate reflects the following items:
•

As a result of Comcast’s exercise of 1.4 million vested stock warrants in January 2017 (see Note 11 to our Financial Statements), we received an additional $5 million income tax benefit when exercised due to the stock warrants appreciating in value since their vesting.

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

•

We recorded an income tax benefit of approximately $2 million from the remeasurement of U.S.-based net deferred tax liabilities as required under the Tax Reform Act, as noted above (see Note 8 to our Financial Statements).

Liquidity

Cash and Liquidity. As of December 31, 2018, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $162.9 million, compared to $261.4 million as of December 31, 2017, with the decrease primarily attributed to the cash acquisitions of Business Ink and Forte for approximately $155 million during the year. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

During the first quarter of 2018, we refinanced our 2015 Credit Agreement primarily to extend the term of the loan from February 2020 to March 2023 and obtain a reduction in the interest rate and other fees.  The  2018 Credit Agreement increased our liquidity and capital resources position by approximately $30 million.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of December 31, 2018, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2018, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31,	December 31,
	2018	2017
Americas (principally the U.S.)	$110,385	$196,053
Europe, Middle East and Africa	45,884	48,030
Asia Pacific	6,611	17,277
Total cash, equivalents and short-term investments	$162,880	$261,360

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences. As of December 31, 2018, we had $3.0 million of cash restricted as to use to collateralize outstanding letters of credit.

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

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term cloud-based and managed services arrangements (mostly billed monthly), payment process transaction services (mostly billed monthly), and software maintenance agreements (billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenues are sources of cash, but the payment streams for these items are less predictable.

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

Our 2018 and 2017 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2018:
March 31 (1)	$38,247	$(8,392)	$29,855
June 30 (2)	38,476	(42,117)	(3,641)
September 30	34,888	12,167	47,055
December 31	46,646	23,426	70,072
Total	$158,257	$(14,916)	$143,341

2017:
March 31 (1)	$43,495	$(13,531)	$29,964
June 30	26,364	8,160	34,524
September 30	30,536	7,798	38,334
December 31(2)	37,752	(13,379)	24,373
Total	$138,147	$(10,952)	$127,195

(1)

Cash flows from operating activities for the first quarter of 2018 and 2017 reflect the negative impacts of the payment of the 2017 and 2016 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for those items.

(2)

For the second quarter of 2018 and fourth quarter of 2017, cash flows from operating activities were negatively impacted by the increase in the accounts receivable balance primarily related to the timing around certain recurring client payments that were delayed at quarter-end.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2018:
March 31	$217,018	$(3,967)	$213,051	70
June 30	243,874	(3,961)	239,913	67
September 30	250,913	(4,182)	246,731	68
December 31	238,942	(3,115)	235,827	66

2017:
March 31	$198,135	$(2,824)	$195,311	70
June 30	200,192	(2,706)	197,486	65
September 30	204,293	(2,456)	201,837	72
December 31	223,680	(4,149)	219,531	70

The increase in gross and net billed accounts receivable during 2018 is due to the addition of Business Ink and Forte’s accounts receivable and the timing around certain recurring client payments (from different clients) that were delayed at the end of the second and third quarter.  As these monthly payments were received subsequent to each quarter-end, they do not raise any collectability concerns.  All other changes in our gross and net billed accounts receivable reflect the normal fluctuations in the timing of client payments at quarter-end, as evidenced by our relatively consistent DBO metric over the past several quarters.

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

Other Current and Non-Current Assets and Liabilities

As illustrated in Note 2 to our Financial Statements, as a result of the application of ASC 606, an additional $13.2 million of client contract costs are now being included in operating activities as changes in other current and non-current assets and liabilities for the year ended December 31, 2018.  Prior to the adoption of ASC 606, these were included with investments in client contracts and included in investing activities.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.  Additionally, as discussed earlier, during 2018 we acquired Business Ink and Forte for $68.6 million and $73.4 million, respectively, net of cash acquired, and as discussed in Note 2 to our Financial Statements, made an investment in a payment technology and services company for $2.8 million, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments

During 2018, 2017, and 2016 we purchased $75.0 million, $182.2 million, and $197.0 million, respectively, and sold or had mature $190.8 million, $193.5 million, and $157.8 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment/Client Contracts

Our annual capital expenditures for software, property and equipment, and investments in client contracts were as follows (in thousands):

	2018	2017	2016
Software, property and equipment	$57,104	$28,942	$14,263
Client contracts	—	12,180	7,587

Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure items.

As a result of the application of ASC 606, $9.3 million of investments in client contracts have been included in operating activities for the year ended December 31, 2018.  Prior to the adoption of ASC 606, investments in client contracts were included in investing activities.

Our investments in client contracts for 2017 and 2016 relate primarily to: (i) cash incentives provided to clients to convert their customer accounts to, or retain their customer’s accounts on, our managed services solutions; and (ii) direct and incremental costs incurred for conversion/set-up services related to long-term managed services arrangements where we are required to defer conversion/set-up services fees and recognize those fees as the related services are performed.  For 2017 and 2016 our: (i) investments in client contracts related to incentives were $2.1 million and $1.5 million, respectively; and (ii) the deferral of costs related to conversion/set-up services provided under long-term managed services contracts were $10.1 million and $6.1 million, respectively.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock

Proceeds from the issuance of common stock for 2018, 2017, and 2016 were $2.3 million, $1.8 million, and $1.5 million, respectively, and relates primarily to employee stock purchase plan purchases.

Repurchase of Common Stock

During 2018, 2017, and 2016 we repurchased approximately 704,000 shares, 500,000 shares, and 318,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $27.6 million, $20.5 million, and $11.6 million, respectively.

Additionally, outside of our Stock Repurchase Program, during 2018, 2017, and 2016, we repurchased from our employees and then canceled approximately 159,000 shares, 249,000 shares, and 344,000 shares, of our common stock for $7.4 million, $10.1 million, and $13.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through December 31, 2018, 2017, and 2016, we have paid $34.7 million, $30.6 million, and $25.2 million, respectively, for our total repurchases of common stock, with the differences attributed to the timing of the settlement.

Cash Dividends Paid on Common Stock

During 2018, 2017, and 2016, the Board approved dividend payments totaling $28.1 million, $26.8 million, and $23.8 million, respectively, of which $28.0 million, $26.9 million, and $24.1 million, respectively, had been paid through December 31, 2018, 2017, and 2016 (with the differences attributed to unvested incentive shares that are paid upon vesting).

Long-term debt

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

Additionally, during 2018, 2017, and 2016 we made principal repayments of $5.6 million, $15.0 million, and $7.5 million, respectively, on our long-term debt balance.  See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Balance Sheet but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2018, and the future periods in which such obligations are expected to be settled in cash (in thousands).

		Less than			More than
	Total	1 Year	Years 2-3	Years 4-5	5 Years
Long-term debt	$570,048	$23,854	$56,007	$137,999	$352,188
Leases	79,465	16,609	27,147	21,034	14,675
Purchase obligations	259,410	89,826	129,199	28,787	11,598
Total	$908,923	$130,289	$212,353	$187,820	$378,461

The contractual obligation amounts reflected for our long-term debt are as of December 31, 2018, based upon the following assumptions:

(i)

Our 2016 Convertible Notes will remain outstanding through their maturity date of March 15, 2036 (although the 2016 Convertible Notes can be converted during the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 and holders may require us to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 14, 2026 and March 15, 2031); upon settlement, our cash obligation will not exceed the principal amount; and interest paid through maturity is at a rate of 4.25%; and

(ii)

Our 2018 Credit Agreement includes the mandatory quarterly amortization payments on the term loan as of December 31, 2018, and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2018.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

The operating leases are discussed in Note 10 to our Financial Statements.  As of December 31, 2018, our purchase obligations consist primarily of our expected minimum base fees under the Ensono service agreement (discussed in Note 10 to our Financial Statements).

Of the total contractual obligations and commercial commitments above, approximately $402 million is reflected on our Balance Sheet.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of December 31, 2018, we had cash, cash equivalents, and short-term investments of $162.9 million, of which approximately 65% is in U.S. Dollars and held in the U.S.  We have $3.0 million of restricted cash included in cash and cash equivalents, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Long-Term Debt/Revolving Loan Facility.  In March 2018, we refinanced our 2015 Credit Agreement and as a result, we repaid the outstanding term loan principal balance of $120.0 million and borrowed $150.0 million, resulting in a net increase in cash of $30 million (the 2018 Credit Agreement).  The 2018 Credit Agreement also includes a $200 million revolving loan facility (2018 Revolver). As of December 31, 2018, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  The 2018 Credit Agreement provides us with additional capital capacity, and greater flexibility to manage our capital structure over the next five years.  Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of December 31, 2018, we had 5.5 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement places certain limitations on our ability to repurchase our common stock.

In September 2018, we announced an increase in our planned share repurchases of up to $150 million under our Stock Repurchase Program over the next three years.  Under our Stock Repurchase Program, we may repurchase shares in the open market or in privately negotiated transactions, including through an accelerated stock repurchase plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of the share repurchases will be dependent on then current market conditions and other business-related factors over the next three years.  Our common stock repurchases are discussed in more detail in Note 11 to our Financial Statements.

During 2018, we repurchased 0.7 million shares of our common stock for $27.6 million (weighted-average price of $39.23 per share).

Outside of our Stock Repurchase Program, during 2018, we repurchased from our employees and then cancelled 0.2 million shares of our common stock for $7.4 million in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

•

Cash Dividends.  During the year ended December 31, 2018, the Board declared dividends totaling $28.0 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions.  In February 2018, we acquired Business Ink, a privately-held multi-channel business communications company based in Austin, Texas for approximately $70 million.  The acquisition was funded from currently available cash.

In October 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas for a purchase price of approximately $85 million (excluding cash acquired), and held back approximately $13 million in cash subject to certain tax filings.  The purchase agreement includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.  The acquisition was funded from currently available cash.

Our acquisitions are discussed in more detail in Note 6 to our Financial Statements.  As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Equity Method Investment.  In July 2018, we made a $2.0 million investment for a 4% noncontrolling financial interest in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of December 31, 2018, we recorded an investment of $2.8 million which includes direct costs of acquiring the investment.  See Note 2 to our Financial Statements for additional discussion.

•	Capital Expenditures. During 2018, we spent $57.1 million on capital expenditures. As of December 31, 2018, we had committed to purchase approximately $4.0 million of equipment.
•

Stock Warrants.  We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of December 31, 2018, approximately 1.4 million Stock Warrants are outstanding, of which 0.4 million are vested.

The Stock Warrants are discussed in more detail in Note 11 to our Financial Statements.

•

Long-Term Debt.  As discussed above, we refinanced our 2015 Credit Agreement in March 2018.  As of December 31, 2018, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement term loan borrowings of $144.4 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $7.5 million, and $6.6 million, respectively.  We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of December 31, 2018, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the December 31, 2018 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments.  Our cash and cash equivalents as of December 31, 2018 and 2017 were $139.3 million and $122.3 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2018 and 2017 were $23.6 million and $139.1 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement Assets.  With the acquisition of Forte (see Note 6), we are exposed to market risk associated with cash held on behalf of our clients related to our payment processing services. As of December 31, 2018, we had $124.6 million of cash collected on behalf of our clients which is held for an established holding period until settlement with the client. The holding period is generally one to four business days depending on the payment model and contractual terms with the client. During the holding period, cash is held in trust accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our clients.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of December 31, 2018, the fair value of the 2016 Convertible Notes was estimated at $228.3 million using quoted market prices.

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

During the year ended December 31, 2018, we generated approximately 87% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of December 31, 2018 and 2017, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2018		December 31, 2017
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(3)	$1,848	$-	$1,968
Euro	(448)	7,482	(257)	8,491
U.S. Dollar	(632)	18,044	(178)	19,354
Other	(7)	1,227	(9)	2,074
Totals	$(1,090)	$28,601	$(444)	$31,887

A hypothetical adverse change of 10% in the December 31, 2018 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management has excluded from its evaluation the internal control over financial reporting of Forte Payment Systems, Inc. (“Forte”), which was acquired on October 1, 2018, as discussed in Note 2 to the Consolidated Financial Statements. At December 31, 2018, Forte had $234.1 million and $92.2 million of total assets and net assets, respectively. For the year ended December 31, 2018, the Consolidated Statement of Income included total revenues associated with Forte of $24.9 million. In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Based on our assessment, and the exclusion noted in the previous paragraph, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CSG Systems International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Forte Payment Systems, Inc. on October 1, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Forte Payment Systems, Inc.’s internal control over financial reporting associated with $234.1 million and $92.2 million of total assets and net assets, respectively, and total revenues of $24.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Forte Payment Systems, Inc.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of ASC Topic 606

As discussed in note 2 to the consolidated financial statements, the Company has changed its method of revenue recognition in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The Company adopted the standard using the cumulative effect method, and as such, the comparative information in the financial statements has not been adjusted and continues to be as previously reported.

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

Omaha, Nebraska
February 22, 2019

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$139,277	$122,243
Short-term investments	23,603	139,117
Total cash, cash equivalents and short-term investments	162,880	261,360
Settlement assets	124,627	-
Trade accounts receivable:
Billed, net of allowance of $3,115 and $4,149	235,827	219,531
Unbilled	37,227	31,187
Income taxes receivable	6,720	13,839
Other current assets	32,286	28,349
Total current assets	599,567	554,266
Non-current assets:
Property and equipment, net of depreciation of $93,278 and $123,126	81,813	44,651
Software, net of amortization of $119,381 and $108,986	36,400	26,906
Goodwill	255,816	210,080
Client contracts, net of amortization of zero and $97,109	-	43,626
Acquired client contracts, net of amortization of $82,692 and zero	65,456	-
Client contract costs, net of amortization of $43,051 and zero	37,289	-
Deferred income taxes	11,087	14,057
Other assets	26,934	10,948
Total non-current assets	514,795	350,268
Total assets	$1,114,362	$904,534
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$22,500
Client deposits	36,889	31,053
Trade accounts payable	45,386	38,420
Accrued employee compensation	61,107	62,984
Settlement liabilities	123,613	-
Deferred revenue	40,236	41,885
Income taxes payable	218	1,216
Other current liabilities	35,442	24,535
Total current liabilities	350,391	222,593
Non-current liabilities:
Long-term debt, net of unamortized discounts of $14,549 and $18,264	352,326	309,236
Deferred revenue	17,527	12,346
Income taxes payable	2,284	2,415
Deferred income taxes	8,205	4,584
Other non-current liabilities	22,605	10,614
Total non-current liabilities	402,947	339,195
Total liabilities	753,338	561,788
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 4,460 and 2,702 shares reserved for employee stock purchase plan and stock incentive plans; 33,158 and 33,516 shares outstanding	693	689
Common stock warrants; 439 warrants vested; 1,425 issued	9,082	9,082
Additional paid-in capital	441,417	427,091
Treasury stock, at cost; 34,779 and 34,075 shares	(842,360)	(814,732)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	2	(88)
Cumulative foreign currency translation adjustments	(42,937)	(28,734)
Accumulated earnings	795,127	749,438
Total stockholders' equity	361,024	342,746
Total liabilities and stockholders' equity	$1,114,362	$904,534

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Cloud and related solutions	$766,377	$651,010	$606,936
Software and services	58,101	62,892	79,400
Maintenance	50,581	75,680	74,622
Total revenues	875,059	789,582	760,958
Cost of revenues (exclusive of depreciation, shown separately below):
Cloud and related solutions	392,801	315,006	282,952
Software and services	34,870	39,018	49,202
Maintenance	22,149	40,787	42,993
Total cost of revenues	449,820	394,811	375,147
Other operating expenses:
Research and development	124,034	113,215	98,683
Selling, general and administrative	169,308	153,695	140,467
Depreciation	18,304	13,380	13,616
Restructuring and reorganization charges	8,661	8,796	416
Total operating expenses	770,127	683,897	628,329
Operating income	104,932	105,685	132,629
Other income (expense):
Interest expense	(17,667)	(16,794)	(16,262)
Amortization of original issue discount	(2,664)	(2,790)	(4,866)
Interest and investment income, net	2,646	3,246	2,457
Loss on extinguishment of debt	(810)	-	(8,651)
Other, net	550	(1,637)	(5,308)
Total other	(17,945)	(17,975)	(32,630)
Income before income taxes	86,987	87,710	99,999
Income tax provision	(20,857)	(26,346)	(37,117)
Net income	$66,130	$61,364	$62,882

Weighted-average shares outstanding:
Basic	32,488	32,415	30,968
Diluted	32,855	32,865	33,014

Earnings per common share:
Basic	$2.04	$1.89	$2.03
Diluted	2.01	1.87	1.90

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$66,130	$61,364	$62,882
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,203)	16,479	(18,925)
Unrealized holding gains (losses) on short-term investments arising during period	90	71	(62)
Other comprehensive income (loss), net of tax	(14,113)	16,550	(18,987)
Total comprehensive income, net of tax	$52,017	$77,914	$43,895

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
BALANCE, January 1, 2016	32,555	$672	$7,310	$503,254	$(814,437)	$(26,385)	$675,431	$345,845

Comprehensive income:
Net income	-	-	-	-	-	-	62,882
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(62)	-
Foreign currency translation adjustments	-	-	-	-	-	(18,925)	-
Total comprehensive income								43,895
Repurchase of common stock	(662)	(3)	-	(13,628)	(11,565)	-	-	(25,196)
Issuance of common stock pursuant to employee stock purchase plan	44	-	-	1,547	-	-	-	1,547
Stock-based compensation income tax benefits	-	-	-	4,729	-	-	-	4,729
Issuance of restricted common stock pursuant to stock- based compensation plans	572	5	-	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(248)	(2)	-	2	-	-	-	-
Stock-based compensation expense	-	-	-	22,745	-	-	-	22,745
Issuance of common stock warrants, granted to Comcast	-	-	8,697	-	-	-	-	8,697
Issuance of convertible notes	-	-	-	9,816	-	-	-	9,816
Repurchase of convertible notes, net of tax	-	-	-	(97,410)	-	-	-	(97,410)
Debt conversion obligation reclassification	-	-	-	(39,841)	-	-	-	(39,841)
Declaration of cash dividends	-	-	-	-	-	-	(23,467)	(23,467)
BALANCE, December 31, 2016	32,261	672	16,007	391,209	(826,002)	(45,372)	714,846	251,360

Comprehensive income:
Net income	-	-	-	-	-	-	61,364
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	71	-
Foreign currency translation adjustments	-	-	-	-	-	16,479	-
Total comprehensive income								77,914
Repurchase of common stock	(749)	(2)	-	(10,099)	(20,548)	-	-	(30,649)
Issuance of common stock pursuant to employee stock purchase plan	50	-	-	1,776	-	-	-	1,776
Issuance of restricted common stock pursuant to stock- based compensation plans	649	6	-	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(39)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	20,996	-	-	-	20,996
Issuance of common stock warrants, granted to Comcast	-	-	9,082	-	-	-	-	9,082
Exercise of common stock warrants, granted to Comcast	649	6	(16,007)	641	15,360	-	-	-
Repurchase of convertible notes, net of tax	695	7	-	22,574	16,458	-	-	39,039
Declaration of cash dividends	-	-	-	-	-	-	(26,772)	(26,772)
BALANCE, December 31, 2017	33,516	689	9,082	427,091	(814,732)	(28,822)	749,438	342,746

Comprehensive income:
Net income	-	-	-	-	-	-	66,130
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	90	-
Foreign currency translation adjustments	-	-	-	-	-	(14,203)	-
Total comprehensive income								52,017
Repurchase of common stock	(862)	-	-	(7,339)	(27,628)	-	-	(34,967)
Issuance of common stock pursuant to employee stock purchase plan	71	-	-	2,311	-	-	-	2,311
Issuance of restricted common stock pursuant to stock- based compensation plans	553	5	-	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(120)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	19,358	-	-	-	19,358
Declaration of cash dividends	-	-	-	-	-	-	(28,003)	(28,003)
Adjustments due to adoption of new accounting standards	-	-	-	-	-	-	7,562	7,562
BALANCE, December 31, 2018	33,158	$693	$9,082	$441,417	$(842,360)	$(42,935)	$795,127	$361,024

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2018	2017	2016
Cash flows from operating activities:
Net income	$66,130	$61,364	$62,882
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	18,304	13,380	13,616
Amortization	44,328	29,501	27,626
Amortization of original issue discount	2,664	2,790	4,866
Asset impairment	1,851	3,135	-
Gain on short-term investments and other	(101)	(184)	(83)
Loss on extinguishment of debt	810	-	8,651
Gain on disposition of business operations	-	-	(6,611)
Deferred income taxes	4,913	7,112	(2,811)
Excess tax benefit of stock-based compensation awards	-	-	(4,729)
Stock-based compensation	19,358	21,049	22,715
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(138)	(6,421)	(23,243)
Other current and non-current assets and liabilities	(23,179)	2,875	255
Income taxes payable/receivable	5,055	(2,729)	(14,167)
Trade accounts payable and accrued liabilities	(7,146)	(4,377)	(5,738)
Deferred revenue	10,492	(300)	957
Net cash provided by operating activities	143,341	127,195	84,186

Cash flows from investing activities:
Purchases of software, property and equipment	(57,104)	(28,942)	(14,263)
Purchases of short-term investments	(75,022)	(182,247)	(196,967)
Proceeds from sale/maturity of short-term investments	190,778	193,465	157,825
Acquisition of and investments in business, net of cash acquired	(144,791)	-	-
Acquisition of and investments in client contracts	-	(12,180)	(7,587)
Proceeds from the disposition of business operations	-	-	8,850
Net cash used in investing activities	(86,139)	(29,904)	(52,142)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,311	1,776	1,547
Payment of cash dividends	(27,979)	(26,850)	(24,110)
Repurchase of common stock	(34,726)	(30,649)	(25,196)
Proceeds from long-term debt	150,000	-	230,000
Payments on long-term debt	(125,625)	(15,000)	(7,500)
Repurchase of convertible notes	-	-	(215,676)
Settlement of convertible notes	-	(34,771)	-
Payments of deferred financing costs	(1,490)	-	(6,744)
Excess tax benefit of stock-based compensation awards	-	-	4,729
Net cash used in financing activities	(37,509)	(105,494)	(42,950)
Effect of exchange rate fluctuations on cash	(2,659)	4,095	4,626

Net increase (decrease) in cash and cash equivalents	17,034	(4,108)	(6,280)

Cash and cash equivalents, beginning of period	122,243	126,351	132,631
Cash and cash equivalents, end of period	$139,277	$122,243	$126,351

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$15,857	$14,729	$12,191
Income taxes	10,426	22,144	53,020

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Greenwood Village, Colorado. We are a revenue management and digital monetization, customer experience, and payment solutions provider primarily serving the global communications industry. We have over 35 years of experience supporting communications service providers’ management of their revenue, customer communications, and digital ecosystem as they advance their video, voice, data content, and digital services to consumers. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the complex, transformative needs of service providers. We are a S&P SmallCap 600 company.

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

The following tables summarize the impacts of adopting ASC 606 on our Financial Statements as of and for the year ended December 31, 2018 (in thousands, except per share amounts):

	As of December 31, 2018
Condensed Balance Sheet	As Reported	Adjustments	Balances without adoption of ASC 606
Unbilled trade accounts receivable	$37,227	$(451)	$36,776
Other current assets	32,286	5,834	38,120
Client contracts, net of amortization	—	88,733	88,733
Acquired client contracts, net of amortization	65,456	(65,456)	—
Client contract costs, net of amortization	37,289	(37,289)	—
Other non-current assets	26,934	8,178	35,112
Other assets	915,170	—	915,170
Total assets (1)	$1,114,362	$(451)	$1,113,911
Deferred revenue	$57,763	$2,463	$60,226
Deferred income taxes	8,205	87	8,292
Other liabilities	687,370	—	687,370
Total liabilities	753,338	2,550	755,888
Accumulated earnings	795,127	(3,001)	792,126
Other stockholders' equity	(434,103)	—	(434,103)
Total stockholders' equity	361,024	(3,001)	358,023
Total stockholders' equity and liabilities	$1,114,362	$(451)	$1,113,911

(1)	See Note 4 for further discussion related to the reclassification of our client contracts and client contract costs.

	Year Ended December 31, 2018
Condensed Statement of Income	As Reported	Adjustments	Balances without adoption of ASC 606
Revenues:
Cloud and related services (2)	$766,377	$(25,960)	$740,417
Software and services (2)	58,101	6,072	64,173
Maintenance (2)	50,581	21,152	71,733
Total revenues	875,059	1,264	876,323
Cost of revenues:
Cloud and related services (2)	392,801	(20,419)	372,382
Software and services (2)	34,870	875	35,745
Maintenance (2)	22,149	18,600	40,749
Total cost of revenues	449,820	(944)	448,876
Other expenses	338,252	—	338,252
Income before income taxes	86,987	2,208	89,195
Income tax provision	(20,857)	(640)	(21,497)
Net income	$66,130	$1,568	$67,698
Net income per diluted share	$2.01	$0.05	$2.06

(2)

Adjustments are primarily related to software license products and related maintenance contracted as part of our cloud solutions contracts that were not capable of being distinct as a separate performance obligation under ASC 606 and are included in cloud solutions services in the year ended December 31, 2018.  Costs associated with these products were also reclassified to cost of cloud solution services in the year ended December 31, 2018.

	Year Ended December 31, 2018
Condensed Statement of Cash Flows	As Reported	Adjustments	Balances without adoption of ASC 606
Net income	$66,130	$1,568	$67,698
Adjustments to reconcile net income to net cash provided by operating activities -
Amortization	44,328	(4,202)	40,126
Deferred income taxes	4,913	640	5,553
Other	44,146	—	44,146
Changes in operating assets and liabilities:
Other current and non-current assets	(23,179)	13,183	(9,996)
Deferred revenue	10,492	(1,881)	8,611
Other	(3,489)	—	(3,489)
Net cash provided by operating activities	143,341	9,308	152,649
Cash flows from investing activities:
Acquisition of and investments in client contracts	—	(9,308)	(9,308)
Other	(86,139)	—	(86,139)
Net cash provided by (used in) investing activities	(86,139)	(9,308)	(95,447)
Net cash used in financing activities	(37,509)	—	(37,509)
Effect of exchange rate fluctuations on cash	(2,659)	—	(2,659)
Net increase cash and cash equivalents	17,034	—	17,034
Cash and cash equivalents, beginning of period	122,243	—	122,243
Cash and cash equivalents, end of period	$139,277	$—	$139,277

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

Cloud and Related Solutions.

Our cloud and related solutions revenues relate to: (i) our software-as-a-service (“SaaS”), cloud-based, revenue management and digital monetization solutions, and various related ancillary services; (ii) our managed services offering in which we operate software solutions (primarily our software solutions) on behalf of our clients; and (iii) payment processing transaction services.

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

Our contracts for payment processing transaction services are generally month-to-month or fixed term with automatic renewals. Services provided under these arrangements primarily include automated clearing house (ACH) transaction processing, credit/debit card processing, web-based and telephone payment processing and real-time check verification and authentication services. The fees for these services typically are billed on a monthly basis.

Our payment processing services are comprised of one performance obligation. Revenue for payment processing services is based primarily on a fee per transaction or a percentage of the transaction principal and recognized as delivered over a series of daily service periods.  Transaction fees collected from clients are recognized as revenue on a gross basis when we are the principal in completing the payment processing transaction. As principal to the transaction, we control the service of processing payments on our platform. We bear primary responsibility for the fulfillment of the payment service, contract directly with our clients, and have full discretion in determining the fee charged to our clients which is independent of the costs we incur when we utilize payment processors or other financial institutions to perform services on our behalf.  We therefore bear full margin risk when completing a payment processing transaction.  Transaction fees paid to third-party payment processors and other financial institutions are primarily comprised of interchange and other payment-related fees paid in conjunction with the delivery of service to clients under our payment services contracts,  These fees are recognized in cost of revenue.

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

Transaction Price Allocated to the Remaining Performance Obligations.

As of December 31, 2018, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $538 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 90% of this amount by the end of 2021, with the remaining amount recognized by the end of 2028. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied (a practical expedient allowed under ASC 606). The majority of our future revenue is related to our cloud and related solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2019 through 2028.

We have not disclosed transaction price allocation to remaining performance obligations or an explanation thereof of comparable amounts as of December 31, 2017 (a transitional practical expedient allowed under ASC 606).

Disaggregation of Revenue.

The nature, amount, timing and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by type of revenue as presented on the face of our accompanying Consolidated Statements of Income (“Income Statements”) and by geographic region as presented in Note 3.

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

The following table rolls forward our unbilled accounts receivable from December 31, 2017 to December 31, 2018 (in thousands):

Unbilled Receivables
Beginning Balance, December 31, 2017	$31,187
Cumulative effect adjustments	4,193
Reclassification – adoption of ASC 606	(2,276)
Beginning Balance, January 1, 2018	$33,104
Recognized during the period	237,134
Reclassified to receivables	(231,689)
Other	(1,322)
Ending Balance, December 31, 2018	$37,227

Deferred Revenue.  Deferred revenue represents consideration received from clients in advance of services being performed.

The following table rolls forward our deferred revenue from December 31, 2017 to December 31, 2018 (in thousands):

Deferred Revenue
Beginning Balance, December 31, 2017	$(54,231)
Cumulative effect adjustments	4,344
Reclassification – adoption of ASC 606	2,276
Beginning Balance, January 1, 2018	$(47,611)
Revenue recognized that was included in deferred revenue at the beginning of the period	38,832
Consideration received in advance of services performed net of revenue recognized in the current period	(50,861)
Other	1,877
Ending Balance, December 31, 2018	$(57,763)

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2018 and 2017, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of December 31, 2018 and 2017, we had $3.0 million and $4.2 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Balance Sheet.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2018 and 2017 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of December 31, 2018 and 2017 have contractual maturities of less than two years from the time of acquisition. Our short-term investments at December 31, 2018 and 2017 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments in 2018, 2017, and 2016 were $190.8 million, $193.5 million, and $157.8 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$4,392	$—	$4,392	$3,544	$—	$3,544
Commercial paper	—	9,078	9,078	—	32,467	32,467
Short-term investments:
Corporate debt securities	—	16,357	16,357	—	124,182	124,182
U.S. government agency bonds	—	3,724	3,724	—	1,547	1,547
Asset-backed securities	—	3,522	3,522	—	13,388	13,388
Total	$4,392	$32,681	$37,073	$3,544	$171,584	$175,128

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2015 Credit Agreement (carrying value including current maturities)	$—	$—	$120,000	$120,000
2018 Credit Agreement (carrying value including current maturities)	144,375	144,375	—	—
2016 Convertible debt (par value)	230,000	228,275	230,000	251,850

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note 5 for discussion regarding our debt.

Settlement Assets and Settlement Liabilities. Settlement assets and settlement liabilities represent cash collected on behalf of our clients via payment processing services which is held for an established holding period until settlement with the client. The holding period is generally one to four business days depending on the payment model and contractual terms with the client. During the holding period, cash is held in trust with various major financial institutions and a corresponding liability is recorded for the amounts owed to the clients. At any given time, there may be differences between the cash held in trust and the corresponding liability due to the timing of operating-related cash transfers.

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

With the acquisition of Forte Payment Systems, Inc. (“Forte”) (see Note 6), we are exposed to credit risk related to settlement assets and risk of loss related to our settlement obligations. We hold our settlement assets in major financial institutions we believe to be of sound financial condition. To mitigate the risk of loss due to non-performance or non-payment by a client, we perform credit risk evaluations based on multiple criteria and may require a cash deposit from the client depending on the risk profile. If a deposit is required, the cash is held in a segregated bank account for the duration of the relationship with the client. These deposits are restricted and are fully offset by corresponding liabilities and are included in Other Assets and Other Liabilities in our December 31, 2018 Balance Sheet.

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

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$4,149	$3,080	$3,600
Additions to expense	462	2,434	614
Write-offs	(1,659)	(1,392)	(1,102)
Recoveries	—	5	—
Other	163	22	(32)
Balance, end of year	$3,115	$4,149	$3,080

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected in our Income Statements separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses. Depreciation for income tax purposes is computed using accelerated methods.

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

During 2018, 2017, and 2016, we expended $124.0 million, $113.2 million, and $98.7 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2018, 2017, and 2016, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2018 and 2017 Balance Sheets.

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

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on the face of our Income Statements.

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2018	2017	2016
Basic weighted-average common shares	32,488	32,415	30,968
Dilutive effect of restricted common stock	218	444	603
Dilutive effect of 2010 Convertible Notes	—	—	1,062
Dilutive effect of Stock Warrants	149	6	381
Diluted weighted-average common shares	32,855	32,865	33,014

The Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 5).

The Stock Warrants have a dilutive effect only in those quarterly periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method), and are not subject to performance vesting conditions (see Note 11).

Potentially dilutive common shares related to unvested restricted stock and Stock Warrants excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

Equity Method Investment. On July 30, 2018, we made a $2.0 million investment for a 4% noncontrolling financial interest in a payment technology and services company that enables omni-channel digital payments in Latin America. We are accounting for this investment using the equity method in accordance with Topic 323 Investments – Equity Method and Joint Ventures.  As of December 31, 2018, we recorded an investment of $2.8 million which includes direct costs of acquiring the investment.

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

Accounting Pronouncement Issued But Not Yet Effective. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  This ASU is effective in annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. An entity is required to use a modified retrospective transition approach, but may choose to use either the effective date or the beginning of the earliest comparative period presented in its financial statements as the date of initial application. .

In 2018, we completed the process of evaluating the impact of this ASU on our accounting policies, business processes, and financial statements.  We formed a project team and completed the process of lease identification, review, and data extraction for purposes of calculating the transition adjustment to be recorded on the effective date.  In conjunction with these efforts, we updated our policies to align with the new accounting guidance and our processes to ensure we properly account for new, existing, and modifications to leases subsequent to the adoption of the ASU.  We adopted this ASU in January of 2019, utilizing the effective date method. In conjunction with the adoption of this ASU, we recorded a balance sheet gross up of approximately $80 million, related to the right-of-use assets and lease liabilities.

3.	Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2018, we have one reportable segment.

Products and Services. Our products and services help companies around the world monetize and digitally enable the customer experience by accurately capturing, managing, generating, and optimizing the interactions and revenues associated with their customers. We generate a substantial percentage of our revenues from customers utilizing Advanced Convergent Platform (“ACP”), a pre-integrated hybrid cloud-based platform, and related customer communications management solutions (e.g. field force automation, analytics, electronic bill presentment, ACH, etc.) to the North American cable and satellite markets. In addition, a smaller portion of our revenues are generated from our public cloud revenue management and payments solutions serving service providers globally. These solutions serve a broad range of companies, including media, entertainment, government, insurance, and health care. Finally, we license certain products (e.g.,  mediation, partner management, rating, and charging) and provide our professional services to implement, configure, and maintain these solutions. These solutions are sometimes provided under a managed service arrangement, where we assume long-term responsibility for delivering our solutions and related operations under a defined scope and specified service levels.

Geographic Regions. For 2018, 2017, and 2016, revenues attributable to our operations in the Americas were 85%, 85%, and 86%, respectively. We use the location of the client as the basis of attributing revenues to individual regions.

Financial information relating to our operations by geographic region is as follows (in thousands):

Total Revenues:

	2018	2017	2016
Americas (principally the U.S.)	$740,885	$669,712	$652,376
Europe, Middle East and Africa (principally Europe)	89,924	72,120	69,425
Asia Pacific	44,250	47,750	39,157
Total revenues	$875,059	$789,582	$760,958

Property and Equipment:	As of December 31,
	2018	2017
Americas (principally the U.S.)	$72,079	$40,286
Europe, Middle East and Africa (principally Europe)	2,056	2,392
Asia Pacific	7,678	1,973
Total property and equipment	$81,813	$44,651

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

Revenues from these clients represented the following percentages of our total revenues for the following years:

	2018	2017	2016
Comcast	25%	28%	26%
Charter	20%	22%	21%
DISH	9%	11%	13%

As of December 31, 2018 and 2017, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2018	2017
Comcast	24%	26%
Charter	21%	32%
DISH	7%	8%

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

4.Long-Lived Assets

Property and Equipment.  Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives
	(Years)	2018	2017
Computer equipment	3-6	$84,814	$85,902
Leasehold improvements	5-10	22,494	15,463
Operating equipment	3-8	58,521	56,170
Furniture and fixtures	8	9,262	10,242
		175,091	167,777
Less - accumulated depreciation		(93,278)	(123,126)
Property and equipment, net		$81,813	$44,651

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill.  A rollforward of goodwill in 2017 and 2018 is as follows (in thousands):

January 1, 2017 balance	$201,094
Adjustments related to prior acquisitions	(60)
Effects of changes in foreign currency exchange rates	9,046
December 31, 2017 balance	210,080
Adjustments related to prior acquisitions	(60)
Goodwill acquired during period	51,591
Effects of changes in foreign currency exchange rates	(5,795)
December 31, 2018 balance	$255,816

The goodwill acquired in 2018 is related to the Business Ink and Forte acquisitions discussed in Note 6.

Other Intangible Assets. As part of the adoption of ASC 606, at January 1, 2018, we reclassified our investments in client contracts and capitalized costs related to conversion/set-up activities from “client contracts” to “client contract costs” on our Balance Sheet.  As of December 31, 2018, our intangible assets subject to ongoing amortization consist of acquired client contracts and software.  Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software.  As of December 31, 2018 and 2017, the carrying values of our other intangible assets were as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Investments in client contracts	$—	$—	$—	$26,616	$(9,782)	$16,834
Capitalized costs	—	—	—	26,811	(10,039)	16,772
Acquired client contracts	148,148	(82,692)	65,456	87,308	(77,288)	10,020
Total client contracts	148,148	(82,692)	65,456	140,735	(97,109)	43,626
Acquired software (4)	75,156	(65,719)	9,437	66,100	(64,268)	1,832
Internal use software (5)	80,625	(53,662)	26,963	69,792	(44,718)	25,074
Total software	155,781	(119,381)	36,400	135,892	(108,986)	26,906
Total intangible assets	$303,929	$(202,073)	$101,856	$276,627	$(206,095)	$70,532

Other intangible assets as of December 31, 2018 include assets acquired in the Business Ink and Forte acquisitions (see Note 6).

The aggregate amortization related to client contracts included in our operations for 2018, 2017, and 2016 was as follows (in thousands):

	2018	2017	2016
Investments in client contracts (1)	$—	$7,402	$6,591
Capitalized costs (2)	—	5,141	2,755
Acquired client contracts (3)	7,898	5,406	6,683
Total client contracts	$7,898	$17,949	$16,029
(1)

Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems.  As part of the adoption of ASC 606, in 2018 these were reclassified to client contract costs on our Balance Sheet.

(2)

Capitalized costs are related to client conversion/set-up services related to long-term cloud-based or managed services arrangements.  As part of the adoption of ASC 606, in 2018 these were reclassified to client contract costs on our Balance Sheet.

(3)

Acquired client contracts represent assets acquired in our prior business acquisitions.  Acquired client contracts are being amortized over their estimated useful lives ranging from two to twenty years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized.  Classification of the amortization of acquired client contracts generally follows where the acquired business’ cost of revenues is categorized in our Income Statements.

The weighted-average remaining amortization period of the acquired client contract as of December 31, 2018 was approximately 114 months.  Based on the net carrying value of these acquired client contracts, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2019 – $10.4 million;  2020 – $9.5 million; 2021 – $6.8 million; 2022 – $6.5 million; and 2023 – $5.5 million.

The aggregate amortization related to software included in our operations for 2018, 2017, and 2016 was as follows (in thousands):

	2018	2017	2016
Acquired software (4)	$1,801	$1,458	$1,806
Internal use software (5)	9,517	7,845	7,510
Total software	$11,318	$9,303	$9,316

(4)	Acquired software represents the software intangible assets acquired in our prior business acquisitions, which are being amortized over their estimated useful lives ranging from two to fifteen years.
(5)

Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses.  Internal use software is amortized over its estimated useful life ranging from twelve months to ten years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2018 was approximately 51 months.  Based on the net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2019 – $11.2 million;  2020 – $8.9 million; 2021 – $6.9 million; 2022 – $4.9 million; and 2023 – $2.4 million.

Client Contract Costs. As of December 31, 2018, the carrying values of our contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	December 31, 2018
	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount
Client contract incentives (6)	$28,366	$(20,833)	$7,533
Capitalized costs (7)	44,469	(20,230)	24,239
Capitalized commission fees (8)	7,505	(1,988)	5,517
Total client contract costs	$80,340	$(43,051)	$37,289

The aggregate amortization related to our client contract costs included in our operations for 2018 was as follows (in thousands):

2018
Client contract incentives (6)	$11,052
Capitalized costs (7)	10,304
Capitalized commission fees (8)	2,025
Total client contract costs	$23,381

(6)

Client contract incentives consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s account on, our outsourced solutions and are amortized ratably over the contract period to include renewal periods if applicable, which as of December 31, 2018, have termination dates that range from 2019 to 2025.  The amortization of client contract incentives is reflected as a reduction in cloud and related solutions revenue in our Income Statement.

(7)

Capitalized costs are related to client conversion/set-up activities and direct material costs to fulfill long-term cloud-based or managed services arrangements. These costs are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2018 range from 2019 to 2023, and are included in cost of cloud and related solutions in our Income Statement.

(8)

Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract. These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2018, range from 2019 to 2025, and are included in selling, general and administrative (“SG&A”) expenses in our Income Statement.  Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less (a practical expedient allowed under ASC 606).

The weighted-average remaining amortization period of client contract costs as of December 31, 2018 was approximately 31 months.

5.	Debt

As of December 31, 2018 and 2017, our long-term debt was as follows (in thousands):

	December 31,	December 31,
	2018	2017
2015 Credit Agreement:
Term loan, due February 2020, interest at adjusted LIBOR plus 1.75% (combined rate of 3.44% at December 31, 2017)	$ —	$120,000
Less - deferred financing costs	—	(2,274)
2015 term loan, net of unamortized discounts	—	117,726
$200 million revolving loan facility, due February 2020, interest at adjusted LIBOR plus applicable margin	—	—
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 4.30% at December 31, 2018)	144,375	—
Less - deferred financing costs	(2,281)	—
2018 term loan, net of unamortized discounts	142,094	—
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(8,823)	(11,487)
Less – deferred financing costs	(3,445)	(4,503)
2016 Convertible Notes, net of unamortized discounts	217,732	214,010
Total debt, net of unamortized discounts	359,826	331,736
Current portion of long-term debt, net of unamortized discounts	(7,500)	(22,500)
Long-term debt, net of unamortized discounts	$352,326	$309,236

Credit Agreement

2018 Credit Agreement.  On March 5, 2018, we entered into a new $350 million credit agreement (the “2018 Credit Agreement”) with a consortium of banks to replace the amended and restated $350 million credit agreement entered into in February 2015, (the “2015 Credit Agreement”).

The 2018 Credit Agreement provides borrowings in the form of:  (i) a $150 million aggregate principal five-year term loan (the “2018 Term Loan”); and (ii) a $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”).  With the $150 million proceeds from the 2018 Term Loan, we repaid the outstanding $120 million balance of the term loan under the 2015 Credit Agreement, resulting in a net increase of available cash by $30 million, a portion of which was used to pay certain fees and expenses in connection with the refinancing, and the remainder of which was used for general corporate purposes.

The interest rates under the 2018 Credit Agreement are based upon our choice of an adjusted LIBOR rate plus an applicable margin of 1.50% - 2.50%, or an alternate base rate plus an applicable margin of 0.50% -1.50%, with the applicable margin, depending on our then-net secured total leverage ratio.  We will pay a commitment fee of 0.200% - 0.375% of the average daily unused amount of the 2018 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.  If the LIBOR rate is no longer available, then our interest rate under the Credit Agreement will be determined by the alternate base rate plus an applicable margin as discussed above.  The 2018 Credit Agreement includes mandatory repayments of the aggregate principal amount of the 2018 Term Loan (payable quarterly) for the first, second, third, fourth, and fifth years, with the remaining principal balance due at maturity.  The 2018 Credit Agreement has no prepayment penalties and requires mandatory repayments under certain circumstances, including:  (i) asset sales or casualty proceeds; and (ii) proceeds of debt or preferred stock issuances.

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

During the year ended December 31, 2018, we made $5.6 million of principal repayments on our 2018 Credit Agreement. As of  December 31, 2018, our interest rate on the 2018 Term Loan is 4.30% (adjusted LIBOR plus 1.50% per annum), effective through March 29, 2019, and our commitment fee on the 2018 Revolver is 0.20%.  As of December 31, 2018, we had no borrowings outstanding on our 2018 Revolver and had the entire $200 million available to us.

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

The 2016 Convertible Notes will be convertible at the option of the note holders upon the satisfaction of specified conditions and during certain periods. During the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 and on or after December 15, 2035, holders may convert all or any portion of their 2016 Convertible Notes at the conversion rate then in effect at any time regardless of these conditions. Under the terms of the 2016 Convertible Notes, we will adjust the conversion rate for any quarterly dividends exceeding $0.185 per share.  As of December 31, 2018, the conversion rate was 17.5298 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.05 per share of our common stock.  As of December 31, 2018, the 2016 Convertible Notes were not convertible by the holders.

We will settle conversions of the 2016 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election. It is our current intent and policy to settle our conversion obligations as follows: (i) pay cash for 100% of the par value of the 2016 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or a combination thereof. As of December 31, 2018, the value of our conversion obligation did not exceed the par value of the 2016 Convertible Notes.

Holders may require us to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 15, 2026, and March 15, 2031, or upon the occurrence of a fundamental change (as defined in the 2016 Convertible Notes Indenture (the “2016 Notes Indenture”)) in each case at a purchase price equal to the principal amount thereof plus accrued and unpaid interest.

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

In March 2017, we settled our final conversion obligation for the 2010 Convertible Notes as follows: (i) we paid cash of $34.8 million for the remaining par value of the 2010 Convertible Notes; and (ii) delivered 694,240 shares of our common shares from treasury stock, to settle the $28.8 million value of the conversion obligation in excess of the par value. See Note 11 for discussion of our equity transactions.

Estimated Maturities on Long-Term Debt

As of December 31, 2018, the maturities of our long-term debt, based upon: (i) the mandatory repayment schedule for the 2018 Term Loan; and (ii) the expected remaining life of the 2016 Convertible Notes, was as follows (in thousands):

	2019	2020	2021	2022	2023
2018 Term Loan	$7,500	$10,313	$14,062	$15,000	$97,500
2016 Convertible Notes	—	—	230,000	—	—
Total long-term debt repayments	$7,500	$10,313	$244,062	$15,000	$97,500

Deferred Financing Costs. As of December 31, 2018, net deferred financing costs related to the 2018 Credit Agreement were $2.3 million, and are being amortized to interest expense over the related term of the 2018 Credit Agreement (through March 2023).  As of December 31, 2018, net deferred financing costs related to the 2016 Convertible Notes were $3.4 million, and are being amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes can be put back to us by the holders.  The net deferred financing costs are presented as a reduction from the carrying amount of the corresponding debt liability in our Balance Sheets.  Interest expense for 2018, 2017, and 2016 includes amortization of deferred financing costs of $1.9 million, $2.4 million, and $2.4 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on the revolving loan facility, for 2018, 2017, and 2016, was approximately 5% for all periods.

6.   ACQUISITIONS

Business Ink, Co.  On February 28, 2018, we acquired Business Ink, a multi-channel communications company based in Austin, Texas. We acquired 100% of the equity of Business Ink for a purchase price of approximately $70 million.  Business Ink provides outsourced, customized business communications services to the telecommunications, healthcare, financial services, utilities and government sectors across statements, email, mobile messaging and more. The acquisition extends the scale of our operations and platform capabilities, expands our customer base into new verticals, and further solidifies our customer communications footprint. We recorded $3.3 million of goodwill and $38.6 million of intangible assets as a result of this acquisition. The amount allocated to goodwill is deductible for income tax purposes.

Forte Payment Systems, Inc.  On October 1, 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas. The acquisition of Forte accelerates our ability to offer a comprehensive suite of next generation payment solutions that enables service providers to provide a differentiated customer experience, while also strengthening our position in the revenue management and payments sector and allowing us to grow our footprint into new verticals.  We acquired 100% of the equity of Forte for a purchase price of approximately $93 million, (approximately $85 million, excluding cash acquired), of which approximately $13 million of the purchase price was held back subject to certain tax filings. The purchase agreement also includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and will be accounted for as post-acquisition compensation. As of December 31, 2018, we accrued $1.3 million related to the potential earn-out payments.  We recorded $48.3 million of goodwill and $34.4 million of intangible assets as a result of this acquisition.  The determination of the deductibility of goodwill for income tax purposes is dependent on the resolution of the income tax matter discussed above.

Acquired Assets and Liabilities.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for our 2018 acquisitions collectively as of the dates of their respective acquisitions (in thousands):

Cash and cash equivalents	$7,090
Settlement assets	103,444
Trade accounts receivable	24,341
Other current assets	7,683
Property and equipment	13,539
Software	10,354
Goodwill	51,590
Acquired client contracts	63,570
Other assets	11,316
Total assets acquired	292,927
Client deposits	(6,102)
Trade account payable	(7,147)
Accrued employee compensation	(2,966)
Settlement liabilities	(102,221)
Other current liabilities	(1,706)
Other non-current liabilities	(10,204)
Total liabilities assumed	(130,346)
Net assets acquired	$162,581

The estimated fair values of assets acquired and liabilities assumed for the Forte acquisition are considered provisional, as we are awaiting resolution of the tax filings discussed above to complete the accounting for deferred income taxes.  Thus, the provisional measurement of fair value set forth above is subject to change and such changes may be significant.  We expect to complete the purchase price allocation as soon as practicable, but not later than one-year from the acquisition date.

Settlement assets and settlement liabilities represent cash collected on behalf of Forte clients via payment processing services which is held for an established holding period until settlement with the client.  The holding period is generally one to four business days depending on the payment model and contractual terms with the client. During the holding period, cash is held in trust with various major banks and a corresponding liability is recorded for the amounts owed to the clients. At any given time, there may be differences between the cash held in trust and the corresponding liability due to the timing of operating-related cash transfers.

Trade accounts receivable is primarily billed account receivable which has been adjusted to reflect an estimate for uncollectible amounts.  Property and equipment consist primarily of the estimated fair values of operational machinery and equipment. The property and equipment are being depreciated on a straight-line basis primarily over periods ranging from one to eight years.

Software assets consist primarily of the estimated value of the acquired software technology assets. The acquired software technology assets are being amortized over their estimated lives ranging from four to eight years (weighted-average life of seven years) based on the pattern in which the economic benefits are expected to be achieved. The acquired client contract intangible assets represent the estimated value of customer relationships, non-compete agreements and trademarks.  The acquired client contract intangible assets are being amortized over their estimated lives which range from four months to fifteen years (weighted-average life of eleven years) based upon the pattern in which the economic benefits are expected to be received.

Goodwill, representing the excess of the purchase price over the net amounts assigned to identifiable assets acquired and liabilities assumed, consists largely of the benefits from combining our operations and has been assigned to our one reportable segment.

These acquisitions collectively contributed revenues of approximately $74 million and incurred approximately $72 million of operating expenses, excluding transaction-related costs and earn-out compensation of $3.6 million and $1.3 million, respectively, which are primarily recorded in SG&A in our Income Statement.

Supplemental Pro Forma Information.  The following supplemental pro forma summary presents our results of operations for the years ended December 31, 2018 and 2017, assuming the acquisitions of Business Ink and Forte had been completed as of the beginning of each year, is presented in the table below (in thousands, except for per share amounts). These amounts were calculated to reflect the additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to the acquired fixed assets and intangible assets had been applied as of the beginning of each year. Adjustments were also made to exclude certain one-time costs included in the results of operations for Business Ink and Forte related to these acquisitions. In addition, transaction related costs and earn-out compensation of $3.6 million and $1.3 million, respectively, have been excluded from the pro forma results.  The pro forma adjustments related to income tax expense have been recorded at the statutory rates in effect during the periods presented. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the Business Ink and Forte acquisitions been completed on January 1, 2017 or January 1, 2018, nor are they indicative of any future results.

	(Unaudited) Year Ended December 31,
	2018	2017
Total revenues	$960,160	$935,565
Net income	69,759	64,868
Diluted income per common share:
Income from continuing operations	$2.12	$1.97
Weighted average common shares	32,855	32,865

7.	Restructuring and Reorganization Charges

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

During 2018 we implemented the following restructuring activities:

•

We reduced our workforce by approximately 170 employees as a result of organizational changes made to pursue global opportunities and efficiencies.  As a result, we incurred restructuring charges related to involuntary terminations of $6.2 million.

•	We closed one of our print facilities. As a result, we incurred restructuring charges related to involuntary terminations and impairment of assets of $2.7 million.
•	We reversed a liability related to a previous disposition of a business resulting in a reduction in restructuring charges of $2.3 million.

The activities discussed above resulted in total charges for 2018, 2017, and 2016 of $8.7 million, $8.8 million, and $0.4 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2018, 2017, and 2016 is as follows (in thousands):

			Disposition of
	Termination	Facilities	Business
	Benefits	Abandonment	Operations	Other	Total
January 1, 2016, balance	$1,637	$1,357	$—	$—	$2,994
Charged to expense during period	7,201	556	(6,611)	(730)	416
Cash payments	(6,781)	(473)	—	—	(7,254)
Adjustment for the gain on the disposition of business operations	—	—	6,611	—	6,611
Other	357	(108)	—	730	979
December 31, 2016, balance	2,414	1,332	—	—	3,746
Charged to expense during period	3,693	2,236	2,904	(37)	8,796
Cash payments	(4,345)	(1,329)	—	—	(5,674)
Adjustment for asset impairment	—	(231)	(2,904)	—	(3,135)
Other	(646)	1,024	—	37	415
December 31, 2017, balance	1,116	3,032	—	—	4,148
Charged to expense during period	6,555	1,981	(2,330)	2,455	8,661
Cash payments	(6,744)	(2,625)	—	—	(9,369)
Adjustment for asset impairment	—	—	—	(1,851)	(1,851)
Other	475	546	2,330	(604)	2,747
December 31, 2018, balance	$1,402	$2,934	$—	$—	$4,336

As of December 31, 2018, $2.3 million of the business restructuring and reorganization reserves were included in current liabilities.

8.	Income Taxes

Income Tax Provision/(Benefit). The components of net income before income taxes are as follows (in thousands):

	2018	2017	2016
Domestic	$80,234	$89,095	$98,966
Foreign	6,753	(1,385)	1,033
Total	$86,987	$87,710	$99,999

The income tax provision consists of the following (in thousands):

	2018	2017	2016
Current:
Federal	$7,814	$13,422	$31,409
State	4,589	1,909	3,819
Foreign	3,541	3,903	4,639
	15,944	19,234	39,867
Deferred:
Federal	4,584	5,582	(2,229)
State	(619)	937	276
Foreign	948	593	(797)
	4,913	7,112	(2,750)
Total income tax provision	$20,857	$26,346	$37,117

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax is summarized as follows (in thousands):

	2018	2017	2016
Provision at Federal rate of 21% for 2018, 35% for 2017 and 2016)	$18,267	$30,699	$35,000
State income taxes, net of Federal impact	2,985	1,850	2,662
Research and experimentation credits	(4,040)	(2,853)	(71)
Stock award vesting	(1,513)	(7,882)	—
Tax uncertainties	(122)	166	(1,597)
Section 199 manufacturing deduction	168	(962)	(4,060)
Section 162(m) compensation limitation	951	273	297
Foreign rate differential	1,238	162	857
Valuation allowance for deferred tax assets	(177)	2,351	1,287
Other impact of foreign operations	2,755	3,933	2,157
Statutory rate change	(87)	(2,210)	—
Other	432	819	585
Total income tax provision	$20,857	$26,346	$37,117

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

Deferred Income Taxes. Net deferred income tax assets as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred income tax assets	$51,533	$56,013
Deferred income tax liabilities	(28,837)	(25,184)
Valuation allowance	(19,814)	(21,356)
Net deferred income tax assets	$2,882	$9,473

The components of our net deferred income tax assets (liabilities) as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Net deferred income tax assets:
Accrued expenses and reserves	$7,180	$10,745
Stock-based compensation	3,695	3,312
Software	(3,001)	(4,364)
Client contracts and related intangibles	(3,741)	(5,932)
Goodwill	(6,635)	(5,828)
Net operating loss carryforwards	24,857	29,953
Property and equipment	(8,315)	1,381
Convertible debt securities	19	(3,639)
Deferred revenue	2,606	2,225
State taxes	4,520	3,220
Contingent payments	(2,333)	(1,860)
Foreign exchange gain/loss	2,048	1,776
R&D credit	1,413	1,560
Other	383	(1,720)
Total deferred income tax assets	22,696	30,829
Less: valuation allowance	(19,814)	(21,356)
Net deferred income tax assets	$2,882	$9,473

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2018, we believe that between: (i) carryback opportunities to past periods with taxable income; and (ii) sufficient taxable income to be generated in the future, we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2018, we have deferred income tax assets net of federal benefit related to state and foreign income tax jurisdictions of $4.5 million and $28.4 million, respectively, and have established valuation allowances against those deferred income tax assets of $2.5 million and $17.3 million, respectively.

As of December 31, 2018 and 2017, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $34 million and $39 million, respectively, which will begin to expire in 2024 and can be utilized through 2030. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2018 and 2017, we have: (i) state NOL carryforwards of approximately $49 million and $50 million, respectively, which will expire beginning in 2019 and end in 2042; and (ii) foreign subsidiary NOL carryforwards of approximately $97 million and $103 million, respectively, which will expire beginning in 2019, with a portion of the losses available over an indefinite period of time.

Our 2004 Convertible Debt Securities, which we fully extinguished in 2011, were subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allowed us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represented the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the 2004 Convertible Debt Securities. This interest expense tax deduction was greater than the interest expense reflected in the accompanying Income Statements, thus creating a deferred income tax liability. The extinguishment of the 2004 Convertible Debt Securities resulted in: (i) the holders of the 2004 Convertible Debt Securities not having the ability to achieve the 9.09% target yield, and (ii) a requirement for us to pay an amount equal to the cumulative deferred income tax liability to the U.S. tax authorities (without interest or penalties). During 2011, we paid cash of approximately $6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2011. In 2018, 2017 and 2016 we paid cash of $3.4 million, $5.6 million, and $5.6 million, respectively, related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2009 and 2010.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$1,915	$1,891	$4,079
Additions based on tax positions related to current year	—	136	—
Audit settlements	—	(183)	(1,893)
Lapse of statute of limitations	(226)	(174)	(122)
Additions for tax positions of prior years	85	257	370
Reductions for tax positions of prior years	(106)	(12)	(543)
Balance, end of year	$1,668	$1,915	$1,891

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements.  In addition to the $1.7 million, $1.9 million, and $1.9 million of liability for unrecognized tax benefits as of December 31, 2018, 2017, and 2016, we had $0.6 million, $0.5 million, and $0.4 million, respectively, of income tax-related accrued interest, net of any federal benefit of deduction. If recognized, the $1.7 million of unrecognized tax benefits as of December 31, 2018, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., and Australia are the main taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. During 2016, the U.S. Internal Revenue Service (“IRS”) completed its audits of our 2010 through 2012 tax years and in December 2016 we made an additional payment of approximately $8 million and entered into an agreement with the IRS closing the audits for those tax years. We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $0.4 million over the next twelve months due to completion of audits and the expiration of statute of limitations.

We adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) in the first quarter of 2017.  This ASU requires a change in the recognition of excess tax benefits and tax deficiencies, related to share-based payment transactions, which were recorded in equity, and now are recorded discrete to the quarter incurred as a component of income tax expense in the income statement.  The adoption of this ASU provided an approximately $1 million and $3 million benefit to the income tax provision for 2018 and 2017, respectively.

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

The Tax Reform Act reduced the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning after December 31, 2017. In the fourth quarter of 2017, we recorded an estimated benefit of $2.3 million from revaluation of our U.S.-based net deferred income tax liabilities in accordance with ASC Topic 740. In the fourth quarter of 2017 we recorded provisional amounts for the tax effects of the tax law change for which the accounting was not complete, but for which a reasonable estimate could be determined. In the fourth quarter of 2018 we completed the accounting for the tax effects of the tax law change with no additional adjustments recorded.

9.	Employee Retirement Benefit Plans

Defined Contribution-Type Plans. We sponsor defined contribution plans covering substantially all our U.S.-based employees. Participants may contribute up to 100% of their annual wages, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, service-based contributions to the plan. The expense related to matching and service-related contributions for 2018, 2017, and 2016 was $12.8 million, $10.4 million, and $9.9 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2018, 2017, and 2016 were $4.5 million, $4.5 million, and $3.9 million, respectively.

10.	Commitments, Guarantees and Contingencies

Operating Leases. We lease certain office and production facilities under non-cancellable operating leases, with the longest lease that runs through October 2027. The leases generally are renewable and provide for the payment of real estate taxes and certain other occupancy expenses. Future aggregate minimum lease payments under these facilities are as follows: 2019 - $16.6 million; 2020 – $14.1 million; 2021 – $13.1 million; 2022 – $11.5 million; 2023 – $9.6 million; and thereafter – $14.7 million. Total rent expense for 2018, 2017, and 2016 was $19.0 million, $16.4 million, and $14.5 million, respectively.

Service Agreements. We have an agreement with Ensono (formerly Infocrossing, a Wipro Limited company), to provide us outsourced computing services through June 30, 2022. We outsource the computer processing and related services required for the operation of our outsourced ACP solutions. Our ACP proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our clients are connected to the outsourced data center environment through a combination of private and commercially-provided networks. Our ACP cloud-based solutions are generally considered to be mission critical customer management systems by our clients. As a result, we are highly dependent upon Ensono for system availability, security, and response time.

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

Claims for Company Non-performance. Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2018, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2018. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

11.	Stockholders’ Equity

Stock Repurchase Program.  We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During 2018, 2017, and 2016, we repurchased 0.7 million shares of our common stock for $27.6 million (weighted–average price of $39.23 per share), 0.5 million shares of our common stock for $20.5 million (weighted-average price of $41.10 per share), and 0.3 million shares of our common stock for $11.6 million (weighted-average price of $36.42  per share), respectively, under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.

As of December 31, 2018, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 5.5 million shares.

Stock Repurchases for Tax Withholdings.  In addition to the above mentioned stock repurchases, during 2018, 2017, and 2016, we repurchased and then cancelled approximately 159,000 shares, 249,000 shares, and 344,000 shares for $7.4 million, $10.1 million, and $13.7 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend.  During  2018, 2017, and 2016 our Board approved total cash dividends of $0.84 per share, $0.79 per share, and $0.74 per share of common stock, totaling $28.1 million, $26.8 million, and $23.8 million, respectively.

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

The remaining 1.0 million Stock Warrants relate to additional residential accounts that Comcast may acquire and convert onto ACP in the future and vest proportionately with acquired customer accounts converted onto ACP from other providers’ billing platforms, with full vesting based on a target of five million newly converted customer accounts.

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

Upon vesting, the Stock Warrants are recorded as a client incentive asset, as determined using the Black-Scholes option-pricing model, with the corresponding offset to stockholders’ equity.  The client incentive asset related to the Stock Warrants is being amortized as a reduction in cloud and related solutions revenues through June 30, 2019.  As of  December 31, 2018 and 2017, we have recorded a client incentive asset related to these Stock Warrants of $25.1 million as of both periods, and have recorded accumulated amortization related to these Stock Warrants of $19.8 million and $9.2 million, respectively.

The remaining unvested Stock Warrants will be accounted for as client incentive assets in the period the performance conditions necessary for vesting have been met.

In January 2017, Comcast exercised 1.4 million vested Stock Warrants, which we net share settled under the provisions of the Warrant Agreement (discussed further in Treasury Stock below). As of December 31, 2018, approximately 1.4 million Stock Warrants remain issued, of which 0.4 million were vested.

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

12.	Equity Compensation Plans

Stock Incentive Plans

Stock Incentive Plan. In May 2018, our stockholders approved an increase of 2.7 million shares authorized for issuances under the 2005 Stock Inventive Plan (the “2005 Plan”), from 18.7 million shares to 21.4 million shares.  Shares reserved under the 2005 Plan can be granted to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards.  Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award, or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.  As of December 31, 2018, 4.2 million shares were available for issuance, with 3.8 million shares available for grant.

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

We also issue restricted stock shares to key members of management that vest upon meeting either pre-established financial performance objectives or pre-established stock price or total shareholder return objectives (“Performance-Based Awards”). The structure of the performance goals for the Performance-Based Awards has been approved by our stockholders. The Performance-Based Awards become fully vested (vesting accelerates) upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period, taking into consideration the probability of vesting, for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during 2018 is as follows (shares in thousands):

	2018
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,222	$36.84
Awards granted	552	45.57
Awards forfeited/cancelled	(135)	40.07
Awards vested	(494)	34.60
Unvested awards, ending	1,145	$41.64

The weighted-average grant date fair value per share of restricted stock shares granted during 2018, 2017, and 2016 was $45.57, $39.79, and $39.07, respectively. The total market value of restricted stock shares vesting during 2018, 2017, and 2016 was $22.7 million, $29.5 million, and $38.5 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2018, we have an employee stock purchase plan whereby 1.7 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions.  The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2018, 2017, and 2016, 68,902 shares, 50,674 shares, and 43,655 shares, respectively, were purchased under the plan for $2.4 million ($27.00 to $39.68 per share), $1.8 million ($31.88 to $41.14 per share), and $1.6 million ($29.70 to $41.14 per share), respectively. As of December 31, 2018, 277,211 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $19.4 million, $21.0 million, and $22.7 million, respectively, for 2018, 2017, and 2016. As of December 31, 2018 there was $32.3 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.4 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2018, 2017, and 2016, of $4.4 million, $7.1 million, and $7.3 million, respectively. The actual income tax benefit realized for the tax deductions from the vesting of restricted stock for 2018, 2017, and 2016, totaled $5.3 million, $11.0 million, and $12.5 million, respectively.

13.	Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2018 (1):
Total revenues	$201,704	$213,033	$213,055	$247,267
Total cost of revenues (exclusive of depreciation)	101,096	109,492	109,052	130,180
Operating income (2)	25,767	24,087	25,653	29,425
Income before income taxes (2)	20,204	20,724	20,492	25,567
Income tax provision (3)	(6,190)	(5,607)	(4,391)	(4,669)
Net income (2)(3)	14,014	15,117	16,101	20,898
Basic earnings per common share (2)(3)	$0.43	$0.46	$0.50	$0.65
Diluted earnings per common share (2)(3)	0.42	0.46	0.49	0.64

2017:
Total revenues	$192,470	$192,713	$199,195	$205,204
Total cost of revenues (exclusive of depreciation)	97,708	97,660	99,717	99,726
Operating income (4)	27,013	24,248	28,376	26,048
Income before income taxes (4)	22,350	20,303	23,386	21,671
Income tax provision (3)	(2,113)	(8,722)	(8,806)	(6,705)
Net income (3)(4)	20,237	11,581	14,580	14,966
Basic earnings per common share (3)(4)	$0.63	$0.36	$0.45	$0.46
Diluted earnings per common share (3)(4)	0.62	0.35	0.44	0.45

(1)

During 2018, we completed the Business Ink and Forte acquisitions in February and October, respectively (see Note 6), and as a result, their results of operations are included in our 2018 results above.  Additionally, in conjunction with these acquisitions, during the first, third, and fourth quarters of 2018, we incurred transaction-related costs of $2.4 million, $0.2 million, and $2.3 million, respectively, or $0.05, $0.01, and $0.06 per diluted share.

(2)

During the first, second, third, and fourth quarters of 2018 we incurred restructuring and reorganization charges of $0.9 million, $3.3 million, $2.8 million, and $1.6 million, respectively, or $0.02, $0.07, $0.07, and $0.04 per diluted share (see Note 7).

(3)

Fluctuations in our effective income tax rate between quarters generally relates to the accounting for discrete income tax items in any given quarter, and revisions of estimates for certain income tax components during the year.

For 2018:  Our effective income tax rates for the first, second, third, and fourth quarters were 31%, 27%, 21%, and 18%, respectively.  The 2018 effective income tax rate reflects the impact of the Tax Reform Act (see Note 8).  Additionally, the decreasing rate throughout 2018 is mainly attributed to a change in the estimate of research and development credits and improved profitability in certain international entities.

For 2017:  Our effective income tax rates for the first, second, third, and fourth quarters were 9%, 43%, 38%, and 31%, respectively.  The first quarter 2017 effective income tax rate reflects an approximately $5 million net benefit resulting from Comcast’s exercise of 1.4 million vested stock warrants in January 2017 (see Note 11) and the fourth quarter effective income tax rate includes a $2 million benefit from the remeasurement of U.S.-based net deferred tax liabilities as required under the Tax Reform Act (see Note 8).

(4)

During the first, second, third, and fourth quarters of 2017 we incurred restructuring and reorganization charges of $0.2 million, $2.7 million, $1.6 million, and $4.2 million, respectively, or $0.01, $0.05, $0.03, and $0.09 per diluted share (see Note 7).

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

Our management’s evaluation excluded Forte Payment Systems, Inc. (“Forte”), which we acquired on October 1, 2018.  At December 31, 2018, Forte had $234.1 million and $92.2 million of total assets and net assets, respectively.  For the year ended December 31, 2018, our Consolidated Statement of income included total revenues associated with Forte of $24.9 million.  In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018.  KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

Except as described above under 9A.(b) with respect to the Forte acquisition, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2019 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2019 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2019 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2019 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2019 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

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

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 77.

The Exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 of Regulation S-K.

(b) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

  EXHIBIT INDEX

Exhibit Number	Description

2.10 (12)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01 (1)	Restated Certificate of Incorporation of the Company (P)

3.02 (43)	Amended and Restated Bylaws of CSG Systems International, Inc.

3.03 (2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01 (1)	Form of Common Stock Certificate (P)

4.10 (41)	Indenture dated March 15, 2016, between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.50 (52)

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

4.70 (32)

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

10.02 (15)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04 (53)	CSG Systems International, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended on May 17, 2018

10.05 (15)	CSG Systems International, Inc. Performance Bonus Program, as amended on August 14, 2007

10.06 (5)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15 (11)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (4)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.20 (41)

Purchase Agreement dated March 9, 2016, by and between CSG Systems International, Inc., and Stifel, Nicolaus & Company, Incorporated and RBC Capital Markets, LLC as representatives of the several initial purchasers

10.22* (23)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22A* (24)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description

10.22B* (25)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C* (25)	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22D* (25)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22E* (26)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22F* (26)	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22G* (26)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22H* (27)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22I* (31)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22J* (31)	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22K* (32)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22L* (32)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22M* (32)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22N* (33)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22O* (33)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22P* (34)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Q* (35)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22R* (38)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22S* (38)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22T*(42)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22U* (42)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22V* (44)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22W* (44)	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22X* (47)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Y* (47)	Common Stock Purchase Warrant between CSG Systems International, Inc. and Comcast Alpha Holdings, Inc., dated January 3, 2017

10.22Z* (48)	Twenty-Sixth Amendment to the CSG Master Subscriber Master Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AA* (49)	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AB* (49)	Twenty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AC* (49)	Twenty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AD* (49)	Twenty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AE* (49)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AF* (49)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AG* (50)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AH* (54)	Thirty-third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AI* (54)	Thirty-fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AJ* (55)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and Comcast Cable Communications Management, LLC

10.23* (10)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23A* (11)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23B* (13)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23C* (14)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

Exhibit Number	Description

10.23D* (16)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23E* (16)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23F* (16)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23G* (16)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23H* (17)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23I* (20)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23J* (19)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23K* (19)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23L* (18)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23M* (19)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23N* (18)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23O* (20)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23P* (20)	Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23Q* (20)	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23R* (21)	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23S* (21)	Twenty-Sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23T* (22)	Twenty-Seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23U* (22)	Twenty-Eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23V* (22)	Twenty-Ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description
10.23W* (22)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23X* (24)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y* (24)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z* (24)	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA* (24)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AB* (25)	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC* (25)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AD* (26)	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AE* (26)	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AF* (28)	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AG* (28)	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AH* (31)	Forty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AI* (31)	Forty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AJ* (31)	Forty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AK* (31)	Forty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AL* (31)	Forty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AM* (32)	Forty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AN* (34)	Forty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AO* (35)	Forty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AP* (35)	Fiftieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description

10.23AQ (42)	Fifty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AR* (45)	Fifty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AS* (45)	Fifty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AT* (45)	Fifty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AU* (47)	Fifty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AV* (47)	Fifty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AW* (49)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AX* (50)	Sixtieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AY* (50)	Sixty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AZ* (51)	Fifty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BA* (51)	Sixty-Second Amendment to Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BB* (51)	Sixty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BC* (55)	Sixty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BD*	Sixty-Fourth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BE*	Sixty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BF*	Sixty-Seventh Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BG*	Sixty-Eighth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BH*	Seventieth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.24* (9)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A* (9)	ComTec Processing and Production Services Agreement

Exhibit Number	Description

10.24B* (9)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C* (13)	Forty-Ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24D* (16)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E* (16)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F* (16)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G* (20)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H* (20)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24I* (21)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J* (21)	Sixty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K* (21)	Sixty-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L* (22)	Forty-Eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M* (22)	Fifty-Ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N* (22)	Sixty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O* (22)	Sixty-Eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24P (22)	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

10.24P* (23)	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q (22)	Fourth Amendment to Affiliate Addendum Carolina Region

10.24Q* (23)	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R (23)	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.24S* (24)	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description
10.24T* (25)	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U* (25)	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24V* (26)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24W* (26)	Seventy-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24X* (26)	Seventy-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Y* (26)	Seventy-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Z* (26)	Eighty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AA* (28)	Seventy-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AB* (28)	Seventy-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AC* (28)	Seventy-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AD* (29)	Eighty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AE* (29)	Eighty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AF* (29)	Eighty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AG* (29)	Eighty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AH* (30)	Amended and Restated Processing and Production Services Agreement entered into between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AI* (31)	Eighty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AJ* (31)	Eighty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AK* (31)	Eighty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AL* (31)	Ninetieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AM* (31)	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24AN* (32)	Eighty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AO* (32)	First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AP* (33)	Ninety-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AQ* (33)	Second Amendment to the Amended and Restated Processing and Production Services Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AR* (34)	Ninety-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AS* (34)	Ninety-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AT* (35)	Third Amendment to the Amended and Restated Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AU* (35)	Ninety-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AV* (35)	Ninety-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AW* (38)	Ninety-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AX* (38)	One Hundredth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AY* (38)	One Hundred First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AZ* (39)	One Hundred Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BA* (42)	One Hundred Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BB* (44)	One Hundred Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BC* (44)	One Hundred Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BD* (45)	One Hundred Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BE* (45)	One Hundred Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BF* (45)	One Hundred Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.24BG* (47)	One Hundred Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BH* (47)	One Hundred Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BI* (47)	One Hundred Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BJ* (48)	One Hundred Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BK* (48)	One Hundred Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BL* (48)	One Hundred Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BM* (48)	One Hundred Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BN (48)	One Hundred Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BO* (49)	One Hundred Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BP* (49)	One Hundred Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BQ (49)	One Hundred Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BR (49)	One Hundred Twenty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BS* (49)	One Hundred Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BT (49)	One Hundred Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BU* (49)	One Hundred Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25* (44)	Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25A* (44)	First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25B* (44)	Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25C* (44)	Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25D* (44)	Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description

10.25E* (44)	Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25F* (44)	Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25G* (44)	Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25H* (44)	Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25I* (44)	Tenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25J* (44)	Eleventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25K* (44)	Twelfth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25L* (44)	Thirteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25M* (44)	Fourteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25N* (44)	Fifteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25O (44)	Sixteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25P* (44)	Seventeenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Q* (44)	Eighteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25R* (44)	Nineteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25S* (44)	Twentieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25T* (44)	Twenty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25U* (44)	Twenty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25V (44)	Twenty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25W* (44)	Twenty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25X* (44)	Twenty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Y* (44)	Twenty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Z* (44)	Twenty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AA* (44)	Twenty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AB* (44)	Thirtieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AC* (44)	Thirty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AD* (44)	Thirty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AE* (44)	Thirty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AF* (44)	Thirty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AG* (44)	Amended and Restated Thirty-Sixth Amendment to Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AH* (44)	Thirty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AI* (44)	Thirty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AJ* (44)	Thirty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AK* (44)	Fortieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AL* (44)	Forty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AM* (44)	Forty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AN* (44)	Forty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AO* (44)	Forty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AP* (44)	Forty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25AQ* (44)	Forty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AR* (44)	Forty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AS* (44)	Forty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AT* (44)	Fiftieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AU* (44)	Fifty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AV* (44)	Fifty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AW* (44)	Fifty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AX* (44)	Fifty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AY* (44)	Fifty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AZ* (44)	Fifty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BA* (44)	Fifty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BB (44)	Fifty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BC* (44)	Fifty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BD* (44)	Sixtieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BE* (44)	Sixty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BF (44)	Sixty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BG* (44)	Sixty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BH (44)	Sixty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BI (44)	Sixty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BJ (44)	Sixty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description

10.25BK* (44)	Sixty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BL* (44)	Sixty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BM* (44)	Seventieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BN* (44)	Seventy-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BO* (44)	Seventy-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BP* (44)	Seventy-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BQ* (44)	Seventy-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BR* (44)	Seventy-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BS* (44)	Seventy-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BT* (44)	Seventy-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BU* (44)	Seventy-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BV* (44)	Eightieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BW* (44)	Eighty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BX* (44)	Eighty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BY* (44)	Eighty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BZ* (44)	Eighty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CA* (44)	Eighty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CB* (44)	Eighty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CC* (44)	Eighty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25CD* (45)	Eighty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CE* (45)	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CF* (45)	Ninety-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CG* (47)	Ninety-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CH* (47)	Ninety-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Cable Holding Company, LLC

10.25CI* (48)	Ninety-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CJ* (48)	Ninety-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CK* (48)	Ninety-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CL* (48)	Ninety-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CM* (48)	One Hundred First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CN* (49)	One Hundredth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CO* (49)	One Hundred Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CP* (49)	One Hundred Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CQ* (49)	One Hundred Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CR* (49)	One Hundred Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CS* (49)	One Hundred Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CT* (50)	One Hundred Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.26* (50)	Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26A* (50)	Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26B* (50)	Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

Exhibit Number	Description

10.26C* (50)	Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26D (51)	First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26E* (51)	Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26F* (51)	Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26G* (51)	Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26H* (51)	Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26I (51)	Tenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26J* (52)	Eleventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26K* (54)	Thirteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26L* (54)	Fifteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26M* (54)	Seventeenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26N* (54)	Eighteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26O* (55)	Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26P* (55)	Twelfth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Q* (55)	Fourteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26R* (55)	Nineteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.39 (55)	CSG Systems, Inc. Wealth Accumulation Plan, as restated and amended effective December 6, 2017

10.39A (55)	Adoption Agreement to CSG Systems, Inc. Wealth Accumulation Plan, executed September 13, 2018

10.47 (6)	Restated Employment Agreement with Randy R. Wiese, dated May 29, 2008

10.47A (7)	First Amendment to Restated Employment Agreement with Randy R. Wiese, dated August 19, 2008

10.47B (37)	Amended and Restated Employment Agreement with Randy R. Wiese, dated November 30, 2015

Exhibit Number	Description
10.47C (46)	Amendment No. 1 to Amended and Restated Employment Agreement with Randy R. Wiese, dated November 17, 2016

10.47D (53)	Separation Agreement with Randy R. Wiese, dated May 17, 2018

10.50 (3)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51 (8)	Employment Agreement with Bret C. Griess, dated February 19, 2009

10.51A (36)	Amended and Restated Employment Agreement with Bret C. Griess, dated November 19, 2015

10.51B (46)	Amendment No. 1 to Amended and Restated Employment Agreement with Bret C. Griess, dated November 17, 2016

10.52 (40)	Employment Agreement with Brian Shepherd, dated February 15, 2016

10.52A (46)	Amendment No. 1 to Employment Agreement with Brian Shepherd, dated November 17, 2016

10.53 (40)	Employment Agreement with Kenneth M. Kennedy, dated March 1, 2016

10.53A (46)	Amendment No. 1 to Employment Agreement with Kenneth M. Kennedy, dated November 17, 2016

10.54 (53)	Employment Agreement with Rolland B. Johns, dated May 17, 2018

10.83 (54)	Forms of Agreement for Equity Compensation

10.84 (42)	Forms of Agreement for Equity Compensation

10.85 (54)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 19, 2009.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-K/A for the period ended December 31, 2013, filed on July 9, 2014.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2014, filed on October 23, 2014.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.

(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
(36)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 19, 2015.
(37)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated November 19, 2015, filed on December 3, 2015.
(38)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.
(39)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2015, filed on August 29, 2016.
(40)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 25, 2016.
(41)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 9, 2016.
(42)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.
(43)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2016.
(44)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.
(45)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.
(46)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 17, 2016.
(47)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.
(48)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
(49)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017.
(50)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.
(51)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.
(52)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.
(53)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2018.
(54)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(55)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSG SYSTEMS INTERNATIONAL, INC.
By:	/s/ BRET C. GRIESS
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD B. REED	Chairman of the Board of Directors	February 22, 2019
Donald B. Reed

/s/ BRET C. GRIESS	Director, President and Chief Executive Officer	February 22, 2019
Bret C. Griess	(Principal Executive Officer)

/s/ ROLLAND B. JOHNS	Chief Financial Officer	February 22, 2019
Rolland B. Johns	(Principal Financial Officer)

/s/ DAVID G. BARNES	Director	February 22, 2019
David G. Barnes

/s/ RONALD H. COOPER	Director	February 22, 2019
Ronald H. Cooper

/s/ MARWAN H. FAWAZ	Director	February 22, 2019
Marwan H. Fawaz

/s/ RAJAN NAIK	Director	February 22, 2019
Rajan Naik

/s/ JANICE I. OBUCHOWSKI	Director	February 22, 2019
Janice I. Obuchowski

*	Director
Frank V. Sica

/s/ DONALD V. SMITH	Director	February 22, 2019
Donald V. Smith

/s/ JAMES A. UNRUH	Director	February 22, 2019
James A. Unruh

* Unavailable for signature at the time of filing.