Form 10-Q
period 2019-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2019-05-03
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Shares of common stock outstanding at April 30, 2019:  33,217,522

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CSGS	NASDAQ Stock Market LLC

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2019

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$123,572	$139,277
Short-term investments	18,333	23,603
Total cash, cash equivalents and short-term investments	141,905	162,880
Settlement assets	87,853	124,627
Trade accounts receivable:
Billed, net of allowance of $2,897 and $3,115	244,936	235,827
Unbilled	40,432	37,227
Income taxes receivable	3,161	6,720
Other current assets	32,441	32,286
Total current assets	550,728	599,567
Non-current assets:
Property and equipment, net of depreciation of $98,122 and $93,278	85,895	81,813
Operating lease right-of-use assets	78,263	-
Software, net of amortization of $122,549 and $119,381	35,274	36,400
Goodwill	258,512	255,816
Acquired client contracts, net of amortization of $86,434 and $82,692	62,914	65,456
Client contract costs, net of amortization of $49,100 and $43,051	37,420	37,289
Deferred income taxes	10,821	11,087
Other assets	27,220	26,934
Total non-current assets	596,319	514,795
Total assets	$1,147,047	$1,114,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Operating lease liabilities	18,737	-
Client deposits	34,501	36,889
Trade accounts payable	40,792	45,386
Accrued employee compensation	51,474	61,107
Settlement liabilities	86,471	123,613
Deferred revenue	47,212	40,236
Income taxes payable	625	218
Other current liabilities	32,168	35,442
Total current liabilities	319,480	350,391
Non-current liabilities:
Long-term debt, net of unamortized discounts of $13,444 and $14,549	351,556	352,326
Operating lease liabilities	66,842	-
Deferred revenue	16,928	17,527
Income taxes payable	2,638	2,284
Deferred income taxes	8,798	8,205
Other non-current liabilities	13,295	22,605
Total non-current liabilities	460,057	402,947
Total liabilities	779,537	753,338
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,280 and 33,158 shares outstanding	697	693
Common stock warrants; 439 warrants vested; 1,425 issued	9,082	9,082
Additional paid-in capital	441,484	441,417
Treasury stock, at cost; 35,028 and 34,779 shares	(851,650)	(842,360)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	20	2
Cumulative foreign currency translation adjustments	(39,090)	(42,937)
Accumulated earnings	806,967	795,127
Total stockholders' equity	367,510	361,024
Total liabilities and stockholders' equity	$1,147,047	$1,114,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2019	March 31, 2018
Revenues	$244,793	$201,704

Cost of revenues (exclusive of depreciation, shown separately below)	128,963	101,096
Other operating expenses:
Research and development	32,591	29,379
Selling, general and administrative	45,918	40,648
Depreciation	5,113	3,914
Restructuring and reorganization charges	115	900
Total operating expenses	212,700	175,937
Operating income	32,093	25,767
Other income (expense):
Interest expense	(4,560)	(4,266)
Amortization of original issue discount	(690)	(652)
Interest and investment income, net	519	811
Loss on extinguishment of debt	-	(810)
Other, net	(1,511)	(646)
Total other	(6,242)	(5,563)
Income before income taxes	25,851	20,204
Income tax provision	(6,600)	(6,190)
Net income	$19,251	$14,014

Weighted-average shares outstanding:
Basic	32,128	32,528
Diluted	32,438	33,102

Earnings per common share:
Basic	$0.60	$0.43
Diluted	0.59	0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2019	March 31, 2018
Net income	$19,251	$14,014
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,847	7,710
Unrealized holding gains (losses) on short-term investments arising during period	18	(94)
Other comprehensive income, net of tax	3,865	7,616
Total comprehensive income, net of tax	$23,116	$21,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2019
BALANCE, January 1, 2019	33,158	$693	$9,082	$441,417	$(842,360)	$(42,935)	$795,127	$361,024
Comprehensive income:
Net income	-	-	-	-	-	-	19,251
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	18	-
Foreign currency translation adjustments	-	-	-	-	-	3,847	-
Total comprehensive income								23,116
Repurchase of common stock	(352)	-	-	(4,134)	(9,290)	-	-	(13,424)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	512	-	-	-	512
Issuance of restricted common stock pursuant to stock-based compensation plans	462	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(3)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	3,693				3,693
Declaration of cash dividends	-	-	-	-	-	-	(7,411)	(7,411)
BALANCE, March 31, 2019	33,280	$697	$9,082	$441,484	$(851,650)	$(39,070)	$806,967	$367,510

For the Quarter Ended March 31, 2018
BALANCE, January 1, 2018	33,516	$689	$9,082	$427,091	$(814,732)	$(28,822)	$749,438	$342,746
Comprehensive income:
Net income	-	-	-	-	-	-	14,014
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	(94)	-
Foreign currency translation adjustments	-	-	-	-	-	7,710	-
Total comprehensive income								21,630
Repurchase of common stock	(255)	-	-	(6,218)	(5,702)	-	-	(11,920)
Issuance of common stock pursuant to employee stock purchase plan	14	-	-	484	-	-	-	484
Issuance of restricted common stock pursuant to stock-based compensation plans	458	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(59)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	4,572	-	-	-	4,572
Declaration of cash dividends	-	-	-	-	-	-	(6,999)	(6,999)
Adjustments due to adoption of new accounting standards	-	-	-	-	-	-	7,562	7,562
BALANCE, March 31, 2018	33,674	$692	$9,082	$425,926	$(820,434)	$(21,206)	$764,015	$358,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$19,251	$14,014
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	5,113	3,914
Amortization	11,949	9,946
Amortization of original issue discount	690	652
Asset impairment	69	339
Gain on short-term investments and other	(157)	(17)
Loss on extinguishment of debt	-	810
Deferred income taxes	1,395	4,017
Stock-based compensation	3,693	4,572
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(12,018)	25,459
Other current and non-current assets and liabilities	(1,575)	(4,629)
Income taxes payable/receivable	3,886	1,035
Trade accounts payable and accrued liabilities	(25,594)	(26,926)
Deferred revenue	6,124	(3,331)
Net cash provided by operating activities	12,826	29,855

Cash flows from investing activities:
Purchases of software, property and equipment	(8,286)	(12,235)
Purchases of short-term investments	(14,168)	(15,070)
Proceeds from sale/maturity of short-term investments	19,619	79,508
Acquisition of and investments in business, net of cash acquired	(4,000)	(68,636)
Net cash used in investing activities	(6,835)	(16,433)

Cash flows from financing activities:
Proceeds from issuance of common stock	512	484
Payment of cash dividends	(7,641)	(7,437)
Repurchase of common stock	(13,568)	(11,920)
Proceeds from long-term debt	-	150,000
Payments on long-term debt	(1,875)	(120,000)
Payments of deferred financing costs	-	(1,442)
Net cash provided by (used in) financing activities	(22,572)	9,685
Effect of exchange rate fluctuations on cash	876	2,153

Net increase (decrease) in cash and cash equivalents	(15,705)	25,260

Cash and cash equivalents, beginning of period	139,277	122,243
Cash and cash equivalents, end of period	$123,572	$147,503

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$6,506	$5,844
Income taxes	1,374	1,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the quarters ended March 31, 2019 and 2018, in accordance with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included.  The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 10-K”), filed with the SEC.  The results of operations for the first quarter of 2019 are not necessarily indicative of the expected results for the entire year ending December 31, 2019.

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

Revenues.  The majority of our future revenues is related to our cloud and related solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2019 through 2028.  As of March 31, 2019, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $532 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).  We expect to recognize approximately 90% of this amount by the end of 2021, with the remaining amount recognized by the end of 2028.  We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing and uncertainty of our revenues and how revenues and cash flows are affected by economic factors is most appropriately depicted by type of revenues and by geographic region (using the location of the client as the basis of attributing revenues to the individual regions) as follows (in thousands):

	Quarter Ended
	March 31,
	2019	2018
Cloud and related solutions	$219,590	$177,516
Software and services	13,028	11,959
Maintenance	12,175	12,229
Total revenues	$244,793	$201,704

	Quarter Ended
	March 31,
	2019	2018
Americas (principally the U.S.)	$210,729	$169,903
Europe, Middle East, and Africa	24,626	20,434
Asia Pacific	9,438	11,367
Total revenues	$244,793	$201,704

Deferred revenue recognized during the first quarter of 2019 was $18.5 million.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents.  As of March 31, 2019 and December 31, 2018, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2019 and December 31, 2018, we had $3.0 million, as of both periods, of restricted cash that serves to collateralize outstanding letters of credit.  This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments.  Our financial instruments as of March 31, 2019 and December 31, 2018 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt.  Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2019 and December 31, 2018 have contractual maturities of less than two years from the time of acquisition.  Our short-term investments as of March 31, 2019 and December 31, 2018 consisted almost entirely of fixed income securities.  Proceeds from the sale/maturity of short-term investments for the three months ended March 31, 2019 and 2018 were $19.6 million and $79.5 million, respectively.

Our short-term investments as of March 31, 2019 and December 31, 2018 were $18.3 million and $23.6 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets and liabilities measured at fair value (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$4,030	$—	$4,030	$4,392	$—	$4,392
Commercial paper	—	—	—	—	9,078	9,078
Short-term investments:
Corporate debt securities	—	12,456	12,456	—	16,357	16,357
U.S. government agency bonds	—	1,549	1,549	—	3,724	3,724
Asset-backed securities	—	4,328	4,328	—	3,522	3,522
Total	$4,030	$18,333	$22,363	$4,392	$32,681	$37,073

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$142,500	$142,500	$144,375	$144,375
2016 Convertible notes (par value)	230,000	242,363	230,000	228,275

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Equity Method Investment.  In the first quarter of 2019, we made an additional $4 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of March 31, 2019, we held an 8% noncontrolling interest with a carrying value of $6.7 million.

Accounting Pronouncements Adopted.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  This ASU is effective for annual and interim periods beginning after December 31, 2018.  An entity is required to use a modified retrospective transition approach, but may choose to use either the effective date or the beginning of the earliest comparative period presented in its financial statements as of the date of initial application.

We adopted this ASU in January 2019, utilizing the effective date method of transition.  Since we adopted this ASU utilizing the effective date method, prior period information in our Financial Statements has not been adjusted and continues to be as previously reported.  We elected the package of practical expedients permitted under the transition guidance within the new standard.  Additionally, we updated our polices to align with the new accounting guidance and our processes to ensure that we properly account for new, existing, and modifications to leases subsequent to the adoption of the ASU.  In conjunction with the adoption of this ASU we recorded additional assets and liabilities of approximately $80 million related to the right-of-use assets and lease liabilities, and have included the amortization of the right-of-use-assets and the accretion and payments of lease liabilities in the changes in other current and non-current assets and liabilities and in the changes in trade accounts payable and accrued liabilities, respectively, on our Statement of Cash Flows.

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2019 were as follows (in thousands):

January 1, 2019 balance	$255,816
Adjustments related to prior acquisitions	(60)
Effects of changes in foreign currency exchange rates	2,756
March 31, 2019 balance	$258,512

Other Intangible Assets.  Our intangible assets subject to ongoing amortization consist primarily of acquired client contracts and software.  As of March 31, 2019 and December 31, 2018, the carrying values of these assets were as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired client contracts	$149,348	$(86,434)	$62,914	$148,148	$(82,692)	$65,456
Software	157,823	(122,549)	35,274	155,781	(119,381)	36,400
Total intangible assets	$307,171	$(208,983)	$98,188	$303,929	$(202,073)	$101,856

The total amortization expense related to other intangible assets for the first quarters of 2019 and 2018 were $5.6 million and $4.0 million, respectively.  Based on the March 31, 2019 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2019 – $22.3 million; 2020 – $18.8 million; 2021 – $13.9 million; 2022– $11.6 million; and 2023 – $8.2 million.

Client Contract Costs.  As of March 31, 2019 and December 31, 2018, the carrying values of our client contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contract costs	$86,520	$(49,100)	$37,420	$80,340	$(43,051)	$37,289

The total amortization expense related to client contract costs for the first quarters of 2019 and 2018 were $6.0 million and $5.5 million, respectively.

4. DEBT

Our long-term debt, as of March 31, 2019 and December 31, 2018, was as follows (in thousands):

	March 31,	December 31,
	2019	2018
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 4.10% at March 31, 2019 and 4.30% at December 31, 2018)	$142,500	$144,375
Less - deferred financing costs	(2,139)	(2,281)
2018 Term Loan, net of unamortized discounts	140,361	142,094
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
2016 Convertible Notes:
Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(8,133)	(8,823)
Less – deferred financing costs	(3,172)	(3,445)
2016 Convertible Notes, net of unamortized discounts	218,695	217,732
Total debt, net of unamortized discounts	359,056	359,826
Current portion of long-term debt, net of unamortized discounts	(7,500)	(7,500)
Long-term debt, net of unamortized discounts	$351,556	$352,326

2018 Credit Agreement

During the first quarter of 2019, we made $1.9 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2018 Term Loan”).  As of March 31, 2019, our interest rate on the 2018 Term Loan is 4.10% (adjusted LIBOR plus 1.50% per annum), effective through June 28, 2019, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”) is 0.20%.  As of March 31, 2019, we had no borrowings outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

2016 Convertible Notes

Upon conversion of the 2016 Convertible Notes, we will settle our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election.  It is our current intent and policy to settle our conversion obligations as follows: (i) pay cash for 100% of the par value of the 2016 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in cash, shares of our common stock, or a combination thereof, at our election.

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

As a result of us increasing our quarterly dividend in March 2019 (see Note 8), the previous conversion rate for the 2016 Convertible Notes of 17.5298 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $57.05 per share of our common stock, has been adjusted to 17.5457 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $56.99 per share of our common stock.

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

As of March 31, 2019, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5.  LEASES

We have operating leases for:  (i) real estate which include both office space and statement production and mailing facilities; (ii) our outsourced data center environment; and (iii) operating equipment.  Our leases have remaining terms of up to nine years, some of which include options to extend the leases for up to an additional ten years.  For leases commencing prior to 2019, we used the noncancelable term to calculate the related right-of-use asset and corresponding lease liability.  The exercise of lease renewal options is at our sole discretion.  Additionally, certain of our leases include payments that are adjusted periodically for inflation.

We have made an accounting policy election not to recognize on our balance sheet, leases with an initial term of twelve months or less, for any class of underlying asset.  We have also made an election for real estate leases beginning in 2019 and later, not to separate the lease and non-lease components, but rather account for the entire arrangement as a single lease component (a practical expedient allowed under ASC 842).  For our outsourced data center environment agreement, we have concluded that there are lease and non-lease components, and have allocated the consideration in the agreement on a relative stand-alone price basis.  Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgements and estimates made could have a significant effect on the amount of assets and liabilities recognized.

We sublease certain of our leased real estate to third parties.  These subleases have remaining lease terms of up to four years and certain subleases have renewal terms that can extend the lease for up to an additional two years.

The components of lease expense were as follows (in thousands):

Quarter Ended March 31, 2019
Operating lease expense	$5,299
Variable lease expense	923
Short-term lease expense	140
Sublease income	(412)
Total net lease expense	$5,950

Other information related to leases was as follows (in thousands, except term and discount rate):

Quarter Ended March 31, 2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,240
Right-of-use assets obtained in exchange for new operating lease liabilities	870
Weighted-average remaining lease term - operating leases	60 months
Weighted-average discount rate - operating leases	4.52%

Future minimum lease payments under non-cancelable leases as of March 31, 2019 were as follows (in thousands):

2019 (April 1, 2019 – December 31, 2019)	$17,237
2020	20,498
2021	19,549
2022	14,603
2023	9,556
Thereafter	14,681
Total future minimum lease payments (1)	96,124
Less: Interest (2)	(10,545)
Total	$85,579

Current operating lease liabilities	$18,737
Non-current operating lease liabilities	66,842
Total	$85,579

(1)	For leases commencing prior to 2019, minimum lease payments exclude payments for real estate taxes and non-lease components.
(2)	We used our in-country, currency adjusted incremental borrowing rate for the discount rate for the leases at adoption date, and will use the same approach for all leases beginning in 2019 or later.

As of March 31, 2019, we have an additional operating lease related to our outsourced data center environment that has not yet commenced of approximately $9 million.  This operating lease will commence during 2019 with a lease term through 2022.

Future minimum lease payments under non-cancelable leases as of December 31, 2018 were as follows:  2019 – $16.6 million; 2020 – $14.1 million; 2021 – $13.1 million; 2022 – $11.5 million; 2023 – $9.6 million; and thereafter – $14.7 million.

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

Claims for Company Non-performance.  Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach.  From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial  and contractual remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements.  The service level performance requirements typically relate to system availability and timeliness of service delivery.  Historically, we have not incurred significant costs associated with service level performance within our client contracts, and as a result, do not include estimates for potential credits or refunds related to service level performance in our contract consideration at the onset of the contract, but instead, account for credits or refunds as an adjustment to the contract consideration as those events occur.

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2019.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Acquisition .  On October 1, 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas.  We acquired 100% of the equity of Forte for a purchase price of approximately $93 million, (approximately $85 million, excluding cash acquired), of which approximately $13 million of the purchase price was held back subject to certain tax filings.  The purchase agreement also includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and is being accounted for as post-acquisition compensation.  As of March 31, 2019, we accrued $2.5 million related to the potential earn-out payments.

The determination of the deductibility of goodwill for income tax purposes is dependent on the resolution of the income tax matter.  The estimated fair values of assets acquired and liabilities assumed for the Forte acquisition are considered provisional, as we are awaiting resolution of the tax filings to complete the accounting for deferred income taxes.  Thus, the provisional measurement of fair value is subject to change and such changes may be significant.  We expect to complete the purchase price allocation as soon as practicable, but not later than one-year from the acquisition date.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended
	March 31,
	2019	2018
Basic weighted-average common shares	32,128	32,528
Dilutive effect of restricted common stock	174	391
Dilutive effect of Stock Warrants	136	183
Diluted weighted-average common shares	32,438	33,102

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

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During the first quarters of 2019 and 2018, we repurchased 0.2 million shares of our common stock for $9.3 million (weighted-average price of $37.37 per share) and 0.1 million shares of our common stock for $5.7 million (weighted-average price of $45.78 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of March 31, 2019, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 5.3 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the first quarters of 2019 and 2018, we repurchased and then cancelled 0.1 million shares of common stock for $4.1 million and 0.1 million shares of common stock for $6.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the first quarter of 2019, the Board approved a quarterly cash dividend of $0.2225 per share of common stock, totaling $7.4 million.  During the first quarter of 2018, the Board approved a quarterly cash dividend of $0.21 per share of common stock, totaling $7.1 million.

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast, we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to approximately 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto our Advanced Convergent Platform based on various milestones.  The Stock Warrants have a ten-year term and an exercise price of $26.68 per warrant.

Upon vesting, the Stock Warrants are recorded as a client contract incentive asset with the corresponding offset to stockholders’ equity.  The client contract incentive asset related to the Stock Warrants is amortized as a reduction in cloud and related solutions revenues over the remaining term of the Comcast amended agreement.  As of March 31, 2019 and December 31, 2018, we recorded a client contract incentive asset related to these Stock Warrants of $25.1 million as of both periods and have recorded accumulated amortization related to these Stock Warrants of $22.4 million and $19.8 million, respectively.  The remaining unvested Stock Warrants will be accounted for as client contract incentive assets in the period the performance conditions necessary for vesting have been met.

As of March 31, 2019, approximately 1.4 million Stock Warrants remain issued, of which 0.4 million were vested.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter of 2019 is as follows (shares in thousands):

	Quarter Ended
	March 31, 2019
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,145	$41.64
Awards granted	476	40.78
Awards forfeited/cancelled	(4)	43.43
Awards vested	(318)	38.71
Unvested awards, ending	1,299	$42.04

Included in the awards granted during the first quarter of 2019 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2021 upon meeting certain pre-established financial performance objectives over a two-year performance period.  Certain performance-based awards become fully vested upon a change in control, as defined, the subsequent involuntary termination of employment, and death.

The other restricted common stock shares granted during the first quarter of 2019 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time.  Certain shares of the restricted common stock become fully vested upon a change in control, as defined, the subsequent involuntary termination of employment, and death.

We recorded stock-based compensation expense for the first quarters of 2019 and 2018 of $3.7 million and $4.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2018 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve.  These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are outlined within Part II Item 1A. Risk Factors of this report and in Part I Item 1A. Risk Factors of our 2018 10-K.  Readers are strongly encouraged to review those sections closely in conjunction with MD&A.

Company Overview

We are one of the world’s leading revenue management and digital monetization, customer experience, and payment solutions providers, and a trusted partner to some of the most well-known communications, media, and entertainment companies around the globe.  We leverage more than 35 years of experience to help our clients simplify the complexity of a rapidly changing business landscape.  Drawing from real-world knowledge and unparalleled expertise, we design and implement business solutions that make their hardest decisions simpler and smarter so they can focus on evolving their businesses to provide highly sophisticated and competitive multi-product offerings while also delivering increasingly differentiated, real-time, and personalized experiences that meet the ever-changing demands of their customers across all stages of the customer lifecycle.

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

We generate approximately 55% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from global wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, healthcare, logistics, and transportation.  Additionally, during the first quarter of 2019  we generated approximately 86% of our revenues from the Americas region, approximately 10% of our revenues from the Europe, Middle East and Africa region, and approximately 4% of our revenues from the Asia Pacific region.

We are a S&P Small Cap 600 company.

Impact of New Lease Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  We adopted the ASU in January of 2019, utilizing the effective date method of transition.  While the adoption of this standard resulted in a material gross-up of our Balance Sheet assets and liabilities, it did not have a material impact on our Income Statement or Statement of Cash Flows.

Refer to Notes 2 and 5 to our Financial Statements for further detail regarding the adoption of ASC 842.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2019, when compared to the first quarter of 2018, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2019	March 31, 2018
Revenues	$244,793	$201,704
Transaction fees	17,132	-
Operating Results:
Operating income	$32,093	$25,767
Operating income margin	13.1%	12.8%
Diluted EPS	$0.59	$0.42
Supplemental Data:
Restructuring and reorganization charges	$115	$900
Acquisition-related costs:
Amortization of acquired intangible assets	3,181	1,707
Earn-out compensation	1,260	-
Transaction-related costs	-	2,355
Stock-based compensation (1)	4,664	4,570
Amortization of OID	690	652
Loss on extinguishment of debt	-	810
(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Revenues for the first quarter of 2019 were $244.8 million, a 21% increase when compared to revenues of $201.7 million for the first quarter of 2018, with the increase mainly attributed to the additional revenues generated from the acquisitions of Forte on October 1, 2018 and Business Ink on February 28, 2018, and the continued growth in our cloud solutions and managed service arrangements.

Operating Results.  Operating income for the first quarter of 2019 was $32.1 million, or a 13.1% operating margin percentage, compared to $25.8 million, or a 12.8% operating margin percentage for the first quarter of 2018.  The increase in operating income is primarily a result of the higher revenues generated in the first quarter of 2019, as reflected by our relatively consistent operating margin percentage.

Diluted EPS.  Diluted EPS for the first quarter of 2019 was $0.59 compared to $0.42 for the first quarter of 2018, reflective of the  higher operating income for the first quarter of 2019.

Cash and Cash Flows.  As of March 31, 2019, we had cash, cash equivalents and short-term investments of $141.9 million, as compared to $162.9 million as of December 31, 2018.  Our cash flows from operating activities for the first quarter of 2019 were $12.8 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our two largest clients, which are Comcast and Charter Corporation Inc. (“Charter”).

Revenues from these clients for the indicated periods were as follows (in thousands, except percentages):

	Quarter Ended
	March 31, 2019		December 31, 2018		March 31, 2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Comcast	$55,027	22%	$55,612	22%	$55,879	28%
Charter	46,347	19%	45,594	18%	43,126	21%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31,	December 31,
	2019	2018
Comcast	28%	24%
Charter	21%	21%

See our 2018 10-K for additional discussion of our business relationships and contractual terms with Comcast and Charter.

Comcast.  Comcast continues to be our largest client, generating 22% of our total revenues for the first quarter of 2019.  In November 2018, Comcast exercised the first of their two one-year renewal options extending the term of their agreement through June 30, 2020.  Terms of the extension remain consistent with the financial terms and obligations under the existing agreement.  Additionally, under the terms of the agreement, Comcast has the right to exercise an additional one-year renewal option no later than January 1, 2020, to extend the term of the Agreement through June 30, 2021.

We are currently engaged in discussions with Comcast regarding contract renewal terms.  Although we believe our operating relationship with Comcast is good, there can be no assurances around the timing and/or terms of any renewal arrangements at this time.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2018 10-K.

Results of Operations

Total Revenues.  Total revenues for the first quarter of 2019 were $244.8 million, a 21% increase when compared to $201.7 million for the first quarter of 2018.  The increase in revenues can be mainly attributed to the following:  (i) the additional revenues generated from the Forte acquisition on October 1, 2018; (ii) the additional revenues from the Business Ink acquisition on February 28, 2018 (as the first quarter of 2019 has a full quarter of revenues as compared to only one month of revenues for the first quarter of 2018); and (iii) continued growth in our cloud solutions and managed services arrangements.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended
	March 31,
	2019	2018
Cloud and related solutions	$219,590	$177,516
Software and services	13,028	11,959
Maintenance	12,175	12,229
Total revenues	$244,793	$201,704

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the first quarters of 2019 and 2018 were as follows (in thousands):

	Quarter Ended
	March 31,
	2019	2018
Americas (principally the U.S.)	$210,729	$169,903
Europe, Middle East, and Africa	24,626	20,434
Asia Pacific	9,438	11,367
Total revenues	$244,793	$201,704

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for the first quarter of 2019 were $219.6 million, a 24% increase when compared to $177.5 million for the first quarter of 2018.  The increase in cloud and related solutions revenues between periods is primarily due to the additional revenues generated from the acquired Business Ink and Forte businesses, discussed above, and to a lesser degree, the execution of and performance under managed services and Ascendon arrangements.

Software and Services Revenues.  Software and services revenues for the first quarter of 2019 were $13.0 million, a 9% increase when compared to $12.0 million for the first quarter of 2018, with the increase mainly attributed to the timing of work performed and execution of software license agreements.

Maintenance Revenues.  Maintenance revenues were consistent between the first quarters of 2019 and 2018, coming in at $12.2 million  for both periods.

Total Expenses.  Our operating expenses for the first quarter of 2019 were $212.7 million, a 21% increase when compared to $175.9 million for the first quarter of 2018.  The increase between periods can be mainly attributed to:  (i) additional operating expenses from the acquired Forte business on October 1, 2018, to include acquisition amortization and earn-out compensation; (ii) additional operating expenses from the Business Ink acquisition on February 28, 2018 (as the first quarter of 2019 has a full quarter of expense as compared to only one month of expense for the first quarter of 2018), to include acquisition amortization; and (iii) increased employee-related costs.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2018 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

The components of cost of revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended
	March 31,
	2019	2018
Cost of revenues:
Cloud and related solutions	$114,659	$86,908
Software and services	8,848	8,533
Maintenance	5,456	5,655
Total cost of revenues	$128,963	$101,096

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the first quarter of 2019 increased 32% to $114.7 million, from $86.9 million for the first quarter of 2018.  This increase can be mainly attributed to the cloud and related solutions expense of the acquired Business Ink and Forte businesses included in our results, to include acquisition amortization, and increased employee-related costs.  Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the first quarters of 2019 and 2018 were 52.2% and 49.0%, respectively (with the first quarter of 2019 reflective of the transaction fees of $17.1 million).

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the first quarter of 2019 was $8.8 million, a slight increase from $8.5 million for the first quarter of 2018. Total software and services cost as a percentage of our software and services revenues for the first quarters of 2019 and 2018 were 67.9% and 71.4%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the first quarter of 2019 was $5.5 million, a slight decrease from $5.7 million for the first quarter of 2018.  Total cost of maintenance as a percentage of our maintenance revenues for the first quarters of 2019 and 2018 were 44.8% and 46.2%, respectively.

R&D Expense.  R&D expense for the first quarter of 2019 increased 11% to $32.6 million, from $29.4 million for the first quarter of 2018.  The increase in R&D is mainly attributed to the R&D costs of the Forte business, and to a lesser degree, increased employee-related costs.  As a percentage of total revenues, R&D expense for the first quarters of 2019 and 2018 were approximately 13.3% and 14.6%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the first quarter of 2019 increased 13% to $45.9 million, from $40.6 million for the first quarter of 2018, with the increase primarily due to the SG&A costs related to Forte business.  Our SG&A costs as a percentage of total revenues for the first quarters of 2019 and 2018 were approximately 18.8% and 20.2%, respectively, with the decrease reflective of the higher revenues for the period, mainly resulting from the Forte acquisition.

Depreciation.  Depreciation expense for the first quarter of 2019 increased 31% to $5.1 million, from $3.9 million for the first quarter of 2018.  This increase can be primarily attributed to the increased level of capital expenditures we have made over the last twelve months on items such as technology, security, infrastructure, and modernization of equipment, and to a lesser degree, the depreciation expense from the acquired Business Ink and Forte assets.

Operating Income. Operating income for the first quarter of 2019 was $32.1 million, or 13.1% of total revenues, compared to $25.8 million, or 12.8% of total revenues for the first quarter of 2018.  The increase in operating income is a result of the higher revenues generated in the first quarter of 2019, as reflected by our relatively consistent operating margin percentage.

Loss on Extinguishment of Debt.  In March 2018, we refinanced our 2015 Credit Agreement, and as a result, we incurred a loss of $0.8 million related to the write-off of unamortized debt issuance costs.

Income Tax Provision. The effective income tax rates for the first quarters of 2019 and 2018 were as follows:

Quarter Ended
March 31,
2019	2018
26%	31%

 Our estimated full-year 2019 effective income tax rate is 26%.

Liquidity

Cash and Liquidity

As of March 31, 2019, our principal sources of liquidity included cash, cash equivalents and short-term investments of $141.9  million, as compared to $162.9 million as of December 31, 2018.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of March 31, 2019, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2019, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31,	December 31,
	2019	2018
Americas (principally the U.S.)	$92,909	$110,385
Europe, Middle East and Africa	44,552	45,884
Asia Pacific	4,444	6,611
Total cash, equivalents and short-term investments	$141,905	$162,880

  We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of March 31, 2019, we had $3.0 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

Cash Flows from Operating Activities

We calculate our cash flows from operating activities in accordance with U.S. GAAP, beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, gain/loss from debt extinguishments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2018 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2019 and 2018 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2019:
March 31	$42,003	$(29,177)	$12,826

2018:
March 31	$38,247	$(8,392)	$29,855

Cash flows from operating activities for the first quarters of 2019 and 2018 reflect the negative impacts of the payment of the 2018 and 2017 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.  Additionally, cash flows from operating activities for the first quarter of 2019 were negatively impacted by the timing around a certain recurring client payment at quarter-end.  This amount was subsequently collected in April 2019.

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

Significant fluctuations in key operating assets and liabilities between 2019 and 2018 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2019:
March 31	$247,833	$(2,897)	$244,936	65

2018:
March 31	$217,018	$(3,967)	$213,051	70

As of March 31, 2019, approximately 95% of our billed accounts receivable balance is less than 60 days past due.

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

Accrued Employee Compensation

Accrued employee compensation decreased $9.6 million to $51.5 million as of March 31, 2019, from $61.1 million as of December 31, 2018, due primarily to the payment of the 2018 employee incentive compensation that was fully accrued at December 31, 2018, offset to a certain degree by the accrual for the 2019 employee incentive compensation.

Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments and purchases of property and equipment, which are discussed below.  Additionally, during the first quarter of 2018 we acquired Business Ink for approximately $70 million ($68.6 million, net of cash acquired), and in the first quarter of 2019, as discussed in Note 2 to our Financial Statements, made an additional investment in a payment technology and services company for $4.0 million, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.  For the first quarters of 2019 and 2018, we purchased $14.2  million and $15.1 million, respectively, and sold (or had mature) $19.6 million and $79.5 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment.  Our capital expenditures for the first quarters of 2019 and 2018 for software, property and equipment were $8.3 million and $12.2 million, respectively, and consisted principally of investments in: (i) statement production equipment; (ii) computer hardware, software, and related equipment; and (iii) facilities and internal infrastructure items.

Cash Flows from Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the first quarters of 2019 and 2018, the Board approved dividend payments totaling $7.4 million and $7.1 million, respectively, of which $7.6 million and $7.4 million, respectively, had been paid through March 31, 2019 and 2018 (with the differences attributed to unvested incentive shares that are paid upon vesting).

Repurchase of Common Stock.  During the first quarters of 2019 and 2018, we repurchased 0.2 million and 0.1 million shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $9.3 million and $5.7 million, respectively.

Outside of our Stock Repurchase Program, during the first quarters of 2019 and 2018, we repurchased from our employees and then cancelled 0.1 million shares of our common stock in both periods, for $4.1 million and $6.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt. During the first quarter of 2019, we made principal repayments of $1.9 million.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of March 31, 2019, we had cash, cash equivalents, and short-term investments of $141.9 million, of which approximately 62% is in U.S. Dollars and held in the U.S.  We have $3.0 million of restricted cash, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Credit Facility.  As of March 31, 2019, we had a $200 million revolving loan facility (2018 Revolver).  As of March 31, 2019, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of March 31, 2019, we had 5.3 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement places certain limitations on our ability to repurchase our common stock.

In September 2018, we announced an increase in our planned share repurchases of up to $150 million under our Stock Repurchase Program over the next three years.  Under our Stock Repurchase Program, we may repurchase shares in the open market or in privately negotiated transactions, including through an accelerated stock repurchase plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of future share repurchases will be dependent on then current market conditions and other business-related factors over the next three years.  Our common stock repurchases are discussed in more detail in Note 8 to our Financial Statements.

During the first quarter of 2019, we repurchased 0.2 million shares of our common stock for $9.3 million (weighted-average price of $37.37 per share).

Outside of our Stock Repurchase Program, during the first quarter of 2019, we repurchased from our employees and then cancelled 0.1 million shares of our common stock for $4.1 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•

Cash Dividends.  During the first quarter of 2019, the Board declared dividends totaling $7.4 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisition.  On October 1, 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas for a purchase price of approximately $93 million, (approximately $85 million, excluding cash acquired), and held back approximately $13 million in cash subject to certain tax filings.  The purchase agreement includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Equity Method Investment.  In the first quarter of 2019, we made an additional $4 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of March 31, 2019, we held an 8% noncontrolling interest with a carrying value of $6.7 million.

•	Capital Expenditures. During the first quarter of 2019, we spent $8.3 million on capital expenditures. As of March 31, 2019, we had committed to purchase approximately $6.5 million of equipment.
•

Stock Warrants.  In 2014, we issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of our common stock or voting of the Company.  As of March 31, 2019, approximately 1.4 million Stock Warrants are outstanding, of which 0.4 million are vested.

The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt.  As of March 31, 2019, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement term loan borrowings of $142.5 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $7.5 million, and $6.3 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of March 31, 2019, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the March 31, 2019 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments.  Our cash and cash equivalents as of March 31, 2019 and December 31, 2018 were $123.6 million and $139.3 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2019 and December 31, 2018 were $18.3 million and $23.6 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S.  The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of our clients related to our payment processing services.  As of March 31, 2019 and December 31, 2018, we had $87.9 million and $124.6 million, respectively, of cash collected on behalf of our clients which is held for an established holding period until settlement with the client.  The holding period is generally one to four business days depending on the payment model and contractual terms with the client.  During the holding period, cash is held in trust accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our clients.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of March 31, 2019, the fair value of the 2016 Convertible Notes was estimated at $242.4 million, using quoted market prices.

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

During the first quarter of 2019, we generated approximately 88% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of March 31, 2019 and December 31, 2018, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2019		December 31, 2018
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(28)	$1,728	$(3)	$1,848
Euro	(508)	10,562	(448)	7,482
U.S. Dollar	(57)	14,637	(632)	18,044
South African Rand	-	5,355	-	270
Other	(16)	1,318	(7)	957
Totals	$(609)	$33,600	$(1,090)	$28,601

A hypothetical adverse change of 10% in the March 31, 2019 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of March 31, 2019.

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

(b) Internal Control Over Financial Reporting

As required by Rule 13a-15(d), our management, including the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined by Rule 13a-15(f), to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  On January 1, 2019, we adopted ASC 842, Leases, which required us to makes changes to our policies, update our processes, and modify existing internal controls over financial reporting.  Other than these changes to support the implementation of ASC 842, our CEO and CFO concluded that there were no other changes during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CSG SYSTEMS INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not presently a party to any material pending or threatened legal proceedings.

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2018 Form 10-K.  There were no material changes to the risk factors disclosed in our 2018 Form 10-K during the first quarter of 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the first quarter of 2019 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 - January 31	126,477	$34.11	126,200	5,411,767
February 1 - February 28	135,736	41.04	52,200	5,359,567
March 1 - March 31	89,739	41.63	70,200	5,289,367
Total	351,952	$38.70	248,600
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.22AK*	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AL*	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AM*	Thirty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.26S*	Twentieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2019

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)