Form 10-Q
period 2019-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2019-08-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, there were 33,007,698 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2019

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$113,777	$139,277
Short-term investments	17,674	23,603
Total cash, cash equivalents and short-term investments	131,451	162,880
Settlement assets	88,575	124,627
Trade accounts receivable:
Billed, net of allowance of $2,861 and $3,115	265,795	235,827
Unbilled	39,275	37,227
Income taxes receivable	7,206	6,720
Other current assets	40,326	32,286
Total current assets	572,628	599,567
Non-current assets:
Property and equipment, net of depreciation of $102,018 and $93,278	84,354	81,813
Operating lease right-of-use assets	94,028	-
Software, net of amortization of $122,441 and $119,381	33,322	36,400
Goodwill	256,890	255,816
Acquired client contracts, net of amortization of $87,760 and $82,692	60,230	65,456
Client contract costs, net of amortization of $30,169 and $43,051	39,724	37,289
Deferred income taxes	10,442	11,087
Other assets	28,099	26,934
Total non-current assets	607,089	514,795
Total assets	$1,179,717	$1,114,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8,438	$7,500
Operating lease liabilities	22,279	-
Client deposits	36,369	36,889
Trade accounts payable	44,874	45,386
Accrued employee compensation	51,434	61,107
Settlement liabilities	87,194	123,613
Deferred revenue	48,277	40,236
Income taxes payable	430	218
Other current liabilities	36,289	35,442
Total current liabilities	335,584	350,391
Non-current liabilities:
Long-term debt, net of unamortized discounts of $12,327 and $14,549	349,860	352,326
Operating lease liabilities	77,993	-
Deferred revenue	15,463	17,527
Income taxes payable	2,684	2,284
Deferred income taxes	11,204	8,205
Other non-current liabilities	12,605	22,605
Total non-current liabilities	469,809	402,947
Total liabilities	805,393	753,338
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,062 and 33,158 shares outstanding	696	693
Common stock warrants; 439 warrants vested; 1,425 issued	9,082	9,082
Additional paid-in capital	446,512	441,417
Treasury stock, at cost; 35,172 and 34,779 shares	(858,186)	(842,360)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	30	2
Cumulative foreign currency translation adjustments	(42,908)	(42,937)
Accumulated earnings	819,098	795,127
Total stockholders' equity	374,324	361,024
Total liabilities and stockholders' equity	$1,179,717	$1,114,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$245,856	$213,033	$490,649	$414,737

Cost of revenues (exclusive of depreciation, shown separately below)	132,234	109,492	261,197	210,588
Other operating expenses:
Research and development	30,645	30,953	63,236	60,332
Selling, general and administrative	45,372	40,624	91,290	81,272
Depreciation	5,441	4,548	10,554	8,462
Restructuring and reorganization charges	1,826	3,329	1,941	4,229
Total operating expenses	215,518	188,946	428,218	364,883
Operating income	30,338	24,087	62,431	49,854
Other income (expense):
Interest expense	(4,498)	(4,480)	(9,058)	(8,746)
Amortization of original issue discount	(700)	(661)	(1,390)	(1,313)
Interest and investment income, net	417	770	936	1,581
Loss on extinguishment of debt	-	-	-	(810)
Other, net	1,280	1,008	(231)	362
Total other	(3,501)	(3,363)	(9,743)	(8,926)
Income before income taxes	26,837	20,724	52,688	40,928
Income tax provision	(7,458)	(5,607)	(14,058)	(11,797)
Net income	$19,379	$15,117	$38,630	$29,131

Weighted-average shares outstanding:
Basic	32,093	32,589	32,111	32,558
Diluted	32,458	32,908	32,448	33,005

Earnings per common share:
Basic	$0.60	$0.46	$1.20	$0.89
Diluted	0.60	0.46	1.19	0.88

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$19,379	$15,117	$38,630	$29,131
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,818)	(16,231)	29	(8,521)
Unrealized holding gain (loss) on short-term investments arising during period	10	68	28	(26)
Other comprehensive income (loss), net of tax	(3,808)	(16,163)	57	(8,547)
Total comprehensive income (loss), net of tax	$15,571	$(1,046)	$38,687	$20,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Six Months Ended June 30, 2019
BALANCE, January 1, 2019	33,158	$693	$9,082	$441,417	$(842,360)	$(42,935)	$795,127	$361,024
Comprehensive income:
Net income	-	-	-	-	-	-	19,251
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	18	-
Foreign currency translation adjustments	-	-	-	-	-	3,847	-
Total comprehensive income								23,116
Repurchase of common stock	(352)	-	-	(4,134)	(9,290)	-	-	(13,424)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	512	-	-	-	512
Issuance of restricted common stock pursuant to stock-based compensation plans	462	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(3)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	3,693	-	-	-	3,693
Declaration of cash dividends	-	-	-	-	-	-	(7,411)	(7,411)
BALANCE, March 31, 2019	33,280	697	9,082	441,484	(851,650)	(39,070)	806,967	367,510
Comprehensive income:
Net income	-	-	-	-	-	-	19,379
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	10	-
Foreign currency translation adjustments	-	-	-	-	-	(3,818)	-
Total comprehensive income								15,571
Repurchase of common stock	(148)	-	-	(383)	(6,536)	-	-	(6,919)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	603	-	-	-	603
Issuance of restricted common stock pursuant to stock-based compensation plans	6	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(91)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	4,807	-	-	-	4,807
Declaration of cash dividends	-	-	-	-	-	-	(7,248)	(7,248)
BALANCE, June 30, 2019	33,062	$696	$9,082	$446,512	$(858,186)	$(42,878)	$819,098	$374,324

For the Six Months Ended June 30, 2018
BALANCE, January 1, 2018	33,516	$689	$9,082	$427,091	$(814,732)	$(28,822)	$749,438	$342,746
Comprehensive income:
Net income	-	-	-	-	-	-	14,014
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	(94)	-
Foreign currency translation adjustments	-	-	-	-	-	7,710	-
Total comprehensive income								21,630
Repurchase of common stock	(255)	-	-	(6,218)	(5,702)	-	-	(11,920)
Issuance of common stock pursuant to employee stock purchase plan	14	-	-	484	-	-	-	484
Issuance of restricted common stock pursuant to stock-based compensation plans	458	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(59)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	4,572	-	-	-	4,572
Declaration of cash dividends	-	-	-	-	-	-	(6,999)	(6,999)
Adjustments due to adoption of new accounting standards	-	-	-	-	-	-	7,562	7,562
BALANCE, March 31, 2018	33,674	692	9,082	425,926	(820,434)	(21,206)	764,015	358,075
Comprehensive income:
Net income	-	-	-	-	-	-	15,117
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	68	-
Foreign currency translation adjustments	-	-	-	-	-	(16,231)	-
Total comprehensive income								(1,046)
Repurchase of common stock	(153)	-	-	(767)	(5,632)	-	-	(6,399)
Issuance of common stock pursuant to employee stock purchase plan	18	-	-	650	-	-	-	650
Issuance of restricted common stock pursuant to stock-based compensation plans	41	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(19)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	5,641	-	-	-	5,641
Declaration of cash dividends	-	-	-	-	-	-	(7,061)	(7,061)
BALANCE, June 30, 2018	33,561	$692	$9,082	$431,450	$(826,066)	$(37,369)	$772,071	$349,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$38,630	$29,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,554	8,462
Amortization	24,625	20,957
Amortization of original issue discount	1,390	1,313
Asset impairment	365	1,001
Gain on short-term investments and other	(170)	(108)
Loss on extinguishment of debt	-	810
Deferred income taxes	4,181	4,944
Stock-based compensation	8,500	10,213
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(31,751)	(11,369)
Other current and non-current assets and liabilities	(16,222)	(13,995)
Income taxes payable/receivable	(315)	1,828
Trade accounts payable and accrued liabilities	(17,328)	(27,772)
Deferred revenue	5,970	799
Net cash provided by operating activities	28,429	26,214

Cash flows from investing activities:
Purchases of software, property and equipment	(17,858)	(26,715)
Purchases of short-term investments	(22,542)	(44,345)
Proceeds from sale/maturity of short-term investments	28,753	116,866
Acquisition of and investments in business, net of cash acquired	(4,000)	(68,636)
Net cash used in investing activities	(15,647)	(22,830)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,115	1,134
Payment of cash dividends	(14,808)	(14,375)
Repurchase of common stock	(20,741)	(18,319)
Proceeds from long-term debt	-	150,000
Payments on long-term debt	(3,750)	(121,875)
Payments of deferred financing costs	-	(1,490)
Net cash used in financing activities	(38,184)	(4,925)
Effect of exchange rate fluctuations on cash	(98)	(1,031)

Net decrease in cash and cash equivalents	(25,500)	(2,572)

Cash and cash equivalents, beginning of period	139,277	122,243
Cash and cash equivalents, end of period	$113,777	$119,671

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,110	$7,744
Income taxes	10,244	4,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the quarters and six months ended June 30, 2019 and 2018, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included.  The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 10-K”), filed with the SEC.  The results of operations for the quarter and six months ended June 30, 2019 are not necessarily indicative of the expected results for the entire year ending December 31, 2019.

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

Revenues.  The majority of our future revenues is related to our cloud and related solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2019 through 2028.  As of June 30, 2019, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $501 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).  We expect to recognize approximately 90% of this amount by the end of 2021, with the remaining amount recognized by the end of 2028.  We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing and uncertainty of our revenues and how revenues and cash flows are affected by economic factors is most appropriately depicted by type of revenues and by geographic region (using the location of the client as the basis of attributing revenues to the individual regions) as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cloud and related solutions	$222,183	$187,401	$441,773	$364,917
Software and services	12,173	13,331	25,201	25,290
Maintenance	11,500	12,301	23,675	24,530
Total revenues	$245,856	$213,033	$490,649	$414,737

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas (principally the U.S.)	$214,390	$180,217	$425,120	$350,120
Europe, Middle East, and Africa	22,606	21,977	47,232	42,411
Asia Pacific	8,860	10,839	18,297	22,206
Total revenues	$245,856	$213,033	$490,649	$414,737

Deferred revenue recognized during the quarter and six months ended June 30, 2019 was $11.3 million and $29.8 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents.  As of June 30, 2019 and December 31, 2018, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of June 30, 2019 and December 31, 2018, we had $3.1 million and $3.0 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit.  This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments.  Our financial instruments as of June 30, 2019 and December 31, 2018 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt.  Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of June 30, 2019 and December 31, 2018 have contractual maturities of less than two years from the time of acquisition.  Our short-term investments as of June 30, 2019 and December 31, 2018 consisted almost entirely of fixed income securities.  Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2019 and 2018 were $28.8 million and $116.9 million, respectively.

Our short-term investments as of June 30, 2019 and December 31, 2018 were $17.7 million and $23.6 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$4,254	$—	$4,254	$4,392	$—	$4,392
Commercial paper	—	10,626	10,626	—	9,078	9,078
Short-term investments:
Corporate debt securities	—	12,834	12,834	—	16,357	16,357
U.S. government agency bonds	—	650	650	—	3,724	3,724
Asset-backed securities	—	4,190	4,190	—	3,522	3,522
Total	$4,254	$28,300	$32,554	$4,392	$32,681	$37,073

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$140,625	$140,625	$144,375	$144,375
2016 Convertible debt (par value)	230,000	254,438	230,000	228,275

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Equity Method Investment.  During the six months ended June 30, 2019, we made an additional $4 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of June 30, 2019, we held an 8% noncontrolling interest with a carrying value of $6.7 million.

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

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows (in thousands):

January 1, 2019 balance	$255,816
Adjustments related to prior acquisitions	1,333
Effects of changes in foreign currency exchange rates	(259)
June 30, 2019 balance	$256,890

Other Intangible Assets.  Our intangible assets subject to ongoing amortization consist primarily of acquired client contracts and software.  As of June 30, 2019 and December 31, 2018, the carrying values of these assets were as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired client contracts	$147,990	$(87,760)	$60,230	$148,148	$(82,692)	$65,456
Software	155,763	(122,441)	33,322	155,781	(119,381)	36,400
Total intangible assets	$303,753	$(210,201)	$93,552	$303,929	$(202,073)	$101,856

The total amortization expense related to other intangible assets for the second quarters of 2019 and 2018 were $5.8 million and $4.8 million, respectively, and for the six months ended June 30, 2019 and 2018 were $11.4 million and $8.8 million, respectively.  Based on the June 30, 2019 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2019 – $22.9 million; 2020 – $19.2 million; 2021 – $13.9 million; 2022 – $11.6 million; and 2023 – $8.3 million.

Client Contract Costs.  As of June 30, 2019 and December 31, 2018, the carrying values of our client contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contract costs	$69,893	$(30,169)	$39,724	$80,340	$(43,051)	$37,289

The total amortization expense related to client contract costs for the second quarters of 2019 and 2018 were $6.4 million and $5.8 million, respectively, and for the six months ended June 30, 2019 and 2018 were $12.4 million and $11.3 million, respectively.

4. DEBT

Our long-term debt, as of June 30, 2019 and December 31, 2018, was as follows (in thousands):

	June 30,	December 31,
	2019	2018
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 3.83% at June 30, 2019 and 4.30% at December 31, 2018)	$140,625	$144,375
Less – deferred financing costs	(1,997)	(2,281)
2018 term loan, net of unamortized discounts	138,628	142,094
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(7,434)	(8,823)
Less – deferred financing costs	(2,896)	(3,445)
2016 Convertible Notes, net of unamortized discounts	219,670	217,732
Total debt, net of unamortized discounts	358,298	359,826
Current portion of long-term debt, net of unamortized discounts	(8,438)	(7,500)
Long-term debt, net of unamortized discounts	$349,860	$352,326

2018 Credit Agreement

During the six months ended June 30, 2019, we made $3.8 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2018 Term Loan”).  As of June 30, 2019, our interest rate on the 2018 Term Loan is 3.83% (adjusted LIBOR plus 1.50% per annum), effective through September 2019, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”) is 0.20%.  As of June 30, 2019, we had no borrowings outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

The interest rates under the 2018 Credit Agreement are based upon our choice of an adjusted LIBOR rate plus an applicable margin of 1.50% – 2.50%, or an alternate base rate plus an applicable margin of 0.50% – 1.50%, with the applicable margin, depending on our then-net secured total leverage ratio.  We will pay a commitment fee of 0.200% – 0.375% of the average daily unused amount of the 2018 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.  If the LIBOR rate is no longer available, then our interest rate under the Credit Agreement will be determined by the alternate base rate plus an applicable margin as discussed above.

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

As a result of our quarterly dividend in June 2019 (see Note 8), the previous conversion rate for the 2016 Convertible Notes of 17.5457 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $56.99 per share of our common stock, has been adjusted to 17.5604 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of approximately $56.95 per share of our common stock.

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

As of June 30, 2019, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5.  LEASES

We have operating leases for:  (i) real estate which include both office space and statement production and mailing facilities; (ii) our outsourced data center environment; and (iii) operating equipment.  Our leases have remaining terms of up to eight years, some of which include options to extend the leases for up to an additional ten years.  For leases commencing prior to 2019, we used the noncancelable term to calculate the related right-of-use asset and corresponding lease liability.  The exercise of lease renewal options is at our sole discretion.  Additionally, certain of our leases include payments that are adjusted periodically for inflation.

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

The components of lease expense were as follows (in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$5,864	$11,163
Variable lease expense	1,284	2,207
Short-term lease expense	151	291
Sublease income	(421)	(833)
Total net lease expense	$6,878	$12,828

Other information related to leases was as follows (in thousands, except term and discount rate):

Six Months Ended
June 30, 2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$11,016
Right-of-use assets obtained in exchange for new operating lease liabilities	21,452
Weighted-average remaining lease term – operating leases	59 months
Weighted-average discount rate – operating leases	4.60%

Future minimum lease payments under non-cancelable leases as of June 30, 2019 were as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$14,154
2020	24,743
2021	24,136
2022	18,248
2023	12,015
Thereafter	20,104
Total future minimum lease payments (1)	113,400
Less: Interest (2)	(13,128)
Total	$100,272

Current operating lease liabilities	$22,279
Non-current operating lease liabilities	77,993
Total	$100,272

(1)	For leases commencing prior to 2019, minimum lease payments exclude payments for real estate taxes and non-lease components.
(2)	We used our in-country, currency adjusted incremental borrowing rate for the discount rate for the leases at adoption date, and will use the same approach for all leases commencing thereafter.

As of June 30, 2019, we have two operating leases for office space that have not yet commenced of approximately $24 million.  These operating leases will commence during 2019 and 2020 with leases term through 2021 and 2031, respectively.

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

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2019.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Prior Year Acquisition.  On October 1, 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas.  We acquired 100% of the equity of Forte for a purchase price of approximately $93 million, (approximately $85 million, excluding cash acquired), of which approximately $13 million of the purchase price was held back subject to certain tax filings, and was paid out in July 2019.  The purchase agreement also includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and is being accounted for as post-acquisition compensation.  As of June 30, 2019, we have accrued $2.5 million related to the potential earn-out payments.

The estimated fair values of assets acquired and liabilities assumed for the Forte acquisition were considered provisional as of June 30, 2019, as we were awaiting resolution of the tax filings to complete the accounting for deferred income taxes.  In July 2019, the income tax matter was resolved.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic weighted-average common shares	32,093	32,589	32,111	32,558
Dilutive effect of restricted common stock	182	156	178	274
Dilutive effect of Stock Warrants	183	163	159	173
Diluted weighted-average common shares	32,458	32,908	32,448	33,005

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

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During the second quarters of 2019 and 2018, we repurchased 0.1 million shares of our common stock for $6.5 million (weighted-average price of $45.39 per share) and 0.1 million shares of our common stock for $5.6 million (weighted-average price of $42.79 per share), respectively, and during the six months ended June 30, 2019 and 2018, we repurchased 0.4 million shares of our common stock for $15.8 million (weighted-average price of $40.31 per share) and 0.3 million shares of our common stock for $11.3 million (weighted-average price of $44.25 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of June 30, 2019, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 5.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the second quarters of 2019 and 2018, we repurchased and then cancelled approximately 4,000 shares of common stock for $0.4 million and approximately 19,000 shares of common stock for $0.8 million, respectively, and during the six months ended June 30, 2019 and 2018, we repurchased and then cancelled approximately 108,000 shares of common stock for $4.5 million and approximately 149,000 shares of common stock for $7.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the second quarter of 2019, the Board approved a quarterly cash dividend of $0.2225 per share of common stock, totaling $7.4 million.  During the second quarter of 2018, the Board approved a quarterly cash dividend of $0.21 per share of common stock, totaling $7.1 million.  Dividends declared for the six months ended June 30, 2019 and 2018 totaled $14.7 million and $14.2 million, respectively.

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

Upon vesting, the Stock Warrants were recorded as a client contract incentive asset with the corresponding offset to stockholders’ equity.  The client contract incentive asset related to the Stock Warrants was amortized as a reduction in cloud and related solutions revenues over the original term of the Comcast amended agreement.  As of June 30, 2019, the client contract incentive asset related to these Stock Warrants was fully amortized.  As of December 31, 2018, the client contract incentive asset and accumulated amortization related to these Stock Warrants was $25.1 million and $19.8 million, respectively.

As of June 30, 2019, approximately 1.4 million Stock Warrants remain issued, of which 0.4 million were vested.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and six months ended June 30, 2019 is as follows (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,299	$42.04	1,145	$41.64
Awards granted	7	46.12	483	40.85
Awards forfeited/cancelled	(110)	42.70	(114)	42.68
Awards vested	(16)	42.05	(334)	38.87
Unvested awards, ending	1,180	$42.00	1,180	$42.00

Included in the awards granted during 2019 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2021 upon meeting certain pre-established financial performance objectives over a two-year performance period.  Certain performance-based awards become fully vested upon a change in control, as defined, the subsequent involuntary termination of employment, and death.

The other restricted common stock shares granted during the six months ended June 30, 2019 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time.  Certain shares of the restricted common stock become fully vested upon a change in control, as defined, the subsequent involuntary termination of employment, and death.

We recorded stock-based compensation expense for the second quarters of 2019 and 2018 of $4.8 million and $5.6 million, respectively, and for the six months ended June 30, 2019 and 2018 of $8.5 million and $10.2 million, respectively.

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

We generate approximately 60% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from global wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, healthcare, logistics, and transportation.  Additionally, during the six months ended June 30, 2019 we generated 87% of our revenues from the Americas region, 9% of our revenues from the Europe, Middle East and Africa region, and 4% of our revenues from the Asia Pacific region.

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

Management Overview of Quarterly Results

Second Quarter Highlights.  A summary of our results of operations for the second quarter of 2019, when compared to the second quarter of 2018, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2019	June 30, 2018
Revenues	$245,856	$213,033
Transaction fees	17,778	-
Operating Results:
Operating income	$30,338	$24,087
Operating income margin	12.3%	11.3%
Diluted EPS	$0.60	$0.46
Supplemental Data:
Restructuring and reorganization charges	$1,826	$3,329
Acquisition-related costs:
Amortization of acquired intangible assets	3,174	2,496
Transaction-related costs	-	3
Stock-based compensation (1)	4,807	5,663
Amortization of OID	700	661
(1)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Revenues for the second quarter of 2019 were $245.9 million, a 15% increase when compared to revenues of $213.0 million for the second quarter of 2018, with the increase mainly attributed to the additional revenues generated from the acquisition of Forte on October 1, 2018, and the continued growth in our cloud solutions and managed service arrangements.

Operating Results.  Operating income for the second quarter of 2019 was $30.3 million, or a 12.3% operating margin percentage, compared to $24.1 million, or an 11.3% operating margin percentage for the second quarter of 2018.  The increase in operating income is primarily a result of the combination of higher revenues generated in the second quarter of 2019 and prudent expense management, including lower restructuring costs.

Diluted EPS.  Diluted EPS for the second quarter of 2019 was $0.60 compared to $0.46 for the second quarter of 2018, reflective of the higher operating income for the second quarter of 2019.

Cash and Cash Flows.  As of June 30, 2019, we had cash, cash equivalents and short-term investments of $131.5 million, as compared to $141.9 million as of March 31, 2019 and $162.9 million as of December 31, 2018.  Our cash flows from operating activities for the quarter ended June 30, 2019 were $15.6 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our two largest clients, which are Comcast and Charter Corporation Inc. (“Charter”).

Revenues from these clients for the indicated periods were as follows (in thousands, except percentages):

	Quarter Ended
	June 30, 2019		March 31, 2019		June 30, 2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Comcast	$55,439	23%	$55,027	22%	$53,913	25%
Charter	48,455	20%	46,347	19%	45,183	21%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30,	March 31,	December 31,
	2019	2019	2018
Comcast	22%	28%	24%
Charter	29%	21%	21%

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

Critical Accounting Policies

The preparation of our Financial Statements in conformity with GAAP requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies.  In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Financial Statements.

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

Results of Operations

Total Revenues.  Total revenues for the:  (i) second quarter of 2019 were $245.9 million, a 15% increase when compared to $213.0 million for the second quarter of 2018; and (ii) six months ended June 30, 2019 were $490.6 million, an 18% increase when compared to $414.7 million for the six months ended June 30, 2018.  The year-over-year increase in second quarter revenues can be mainly attributed to the additional revenues generated from the Forte acquisition on October 1, 2018, and the continued growth in our cloud solutions and managed services arrangements.  Additionally, the six months ended June 30, 2019 includes a full six months of revenues from Business Ink (acquired on February 28, 2018), compared to only four months of revenues for the six months ended June 30, 2018.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cloud and related solutions	$222,183	$187,401	$441,773	$364,917
Software and services	12,173	13,331	25,201	25,290
Maintenance	11,500	12,301	23,675	24,530
Total revenues	$245,856	$213,033	$490,649	$414,737

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the second quarters and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas (principally the U.S.)	$214,390	$180,217	$425,120	$350,120
Europe, Middle East, and Africa	22,606	21,977	47,232	42,411
Asia Pacific	8,860	10,839	18,297	22,206
Total revenues	$245,856	$213,033	$490,649	$414,737

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for:  (i) the second quarter of 2019 were $222.2 million, a 19% increase when compared to $187.4 million for the second quarter of 2018; and (ii) six months ended June 30, 2019 were $441.8 million, a 21% increase when compared to $364.9 million for the six months ended June 30, 2018.  These increases between periods in cloud and related solutions revenues are primarily due to the additional revenues generated from the acquired Forte business, and to a lesser degree, the execution of and performance under managed services arrangements, mentioned above.  In addition, the year-to-date increase is also attributable to the 2019 full period impact of the additional revenues from the Business Ink acquisition.

Software and Services Revenues.  Software and services revenues for the:  (i) second quarter of 2019 were $12.2 million, a 9% decrease when compared to $13.3 million for the second quarter of 2018; and (ii) six months ended June 30, 2019 were $25.2 million, a slight decrease when compared to $25.3 million for the six months ended June 30, 2018.  These decreases are mainly attributed to the timing of work performed and execution of software license agreements.

Maintenance Revenues.  Maintenance revenues for the:  (i) second quarter of 2019 were $11.5 million, a 7% decrease when compared to $12.3 million for the second quarter of 2018; and (ii) six months ended June 30, 2019 were $23.7 million, a 3% decrease when compared to $24.5 million for the six months ended June 30, 2018.  These decreases are due mainly to the timing of maintenance renewals and related revenue recognition.

We continue to transition our focus towards more predictable recurring revenues models with our managed services arrangements and delivery of our cloud-based solutions and away from large transformational software and services deals with related maintenance agreements.

Total Expenses.  Our operating expenses for the:  (i) second quarter of 2019 were $215.5 million, a 14% increase when compared to $188.9 million for the second quarter of 2018; and (ii) six months ended June 30, 2019 were $428.2 million, a 17% increase when compared to $364.9 million for the six months ended June 30, 2018.  These increases between periods can be mainly attributed to additional operating expenses from the acquired Forte business on October 1, 2018, to include acquisition amortization and earn-out compensation, and increased employee-related costs.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2018 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

The components of cost of revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenues:
Cloud and related solutions	$118,632	$95,212	$233,291	$182,120
Software and services	8,229	8,614	17,077	17,147
Maintenance	5,373	5,666	10,829	11,321
Total cost of revenues	$132,234	$109,492	$261,197	$210,588

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the:  (i) second quarter of 2019 increased 25% to $118.6 million, from $95.2 million for the second quarter of 2018; and (ii) six months ended June 30, 2019 increased 28% to $233.3 million, from $182.1 million for the six months ended June 30, 2018.  These increases can be mainly attributed to the cloud and related solutions expense of the acquired Forte business included in our results, to include acquisition amortization, and increased employee-related costs, with the year-to-date increase also reflective of the 2019 full period impact of the acquired Business Ink business.   Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the:  (i) second quarters of 2019 and 2018 were 53.4% and 50.8%, respectively; and (ii) six months ended June 30, 2019 and 2018 were 52.8% and 49.9%, respectively (with the second quarter and six months of ended June 30, 2019 reflective of transaction fees of $17.8 million and $34.9 million, respectively).

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the:  (i) second quarter of 2019 was $8.2 million, a slight decrease when compared to $8.6 million for the second quarter of 2018; and (ii) six months ended June 30, 2019 was $17.1 million, consistent with the six months ended June 30, 2018. Total software and services cost as a percentage of our software and services revenues for the:  (i) second quarters of 2019 and 2018 were 67.6% and 64.6%, respectively; and (ii) six months ended June 30, 2019 and 2018 were 67.8% for both periods.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the  (i) second quarter of 2019 was $5.4 million, a slight decrease from $5.7 million for the second quarter of 2018; and (ii) and six months ended June 30, 2019 decreased 4% to $10.8 million, from $11.3 million for the six months ended June 30, 2018.  Total cost of maintenance as a percentage of our maintenance revenues for the second quarters of 2019 and 2018 were 46.7% and 46.1%, respectively; and (ii) six months ended June 30, 2019 and 2018 were 45.7% and 46.2%, respectively.

R&D Expense.  R&D expense for the:  (i) second quarter of 2019 was $30.6 million, relatively consistent when compared to $31.0 million for the second quarter of 2018; and (ii) and six months ended June 30, 2019 increased 5% to $63.2 million, from $60.3 million for the six months ended June 30, 2018.  The increase in the year-to-date R&D expense is mainly attributed to the R&D costs of the Forte business. As a percentage of total revenues, R&D expense for the second quarters of 2019 and 2018 were 12.5% and 14.5%, respectively (with the percentage decrease reflective of transaction fees of $17.8 million).

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the:  (i) second quarter of 2019 increased 12% to $45.4 million, from $40.6 million for the second quarter of 2018; and (ii) and six months ended June 30, 2019 increased 12% to $91.3 million, from $81.3 million for the six months ended June 30, 2018.  These increases are primarily due to the SG&A costs related to Forte business.  Our SG&A costs as a percentage of total revenues for the second quarters of 2019 and 2018 were 18.5% and 19.1%, respectively (with the percentage decrease reflective of transaction fees of $17.8 million).

Depreciation.  Depreciation expense for the:  (i) second quarter of 2019 increased 20% to $5.4 million, from $4.5 million for the second quarter of 2018; and (ii) and six months ended June 30, 2019 increased 25% to $10.6 million, from $8.5 million for the six months ended June 30, 2018.  These increases can be primarily attributed to the increased level of capital expenditures we have made over the last twelve months on items such as technology, security, infrastructure, and modernization of equipment, and to a lesser degree, the depreciation expense from the acquired Forte and Business Ink assets.

Restructuring and Reorganization Charges.  Restructuring and reorganization charges for the:  (i) second quarter of 2019 decreased 45% to $1.8 million, from $3.3 million for the second quarter of 2018; and (ii) and six months ended June 30, 2019 decreased 54% to $1.9 million, from $4.2 million for the six months ended June 30, 2018.  The restructuring and reorganization charges for these periods relate to:  (i) organizational changes to pursue global opportunities and efficiencies, which led to a reduction in our workforce; (ii) costs related to the abandonment of certain facilities; and (iii) in 2018, the closing of one of our print facilities, which resulted in restructuring charges related to involuntary terminations and the impairment of assets.

Operating Income. Operating income for the:  (i) second quarter of 2019 was $30.3 million, or 12.3% of total revenues, compared to $24.1 million, or 11.3% of total revenues for the second quarter of 2018; and (ii) six months ended June 30, 2019 was $62.4 million, or 12.7% of total revenues, compared to $49.9 million, or 12.0% of total revenues for the six months ended June 30, 2018.  The increases in operating income are primarily a result of the combination of higher revenues generated in the second quarter of 2019 and prudent expense management, including lower restructuring costs.

Loss on Extinguishment of Debt.  In March 2018, we refinanced our 2015 Credit Agreement, and  as a result, we incurred a loss of $0.8 million related to the write-off of unamortized debt issuance costs.

Income Tax Provision. The effective income tax rates for the second quarters and six months ended June 30, 2019 and 2018 were as follows:

Quarter Ended		Six Months Ended
June 30,		June 30,
2019	2018	2019	2018
28%	27%	27%	29%

 Our estimated full year 2019 effective income tax rate is approximately 27%.

Liquidity

Cash and Liquidity

As of June 30, 2019, our principal sources of liquidity included cash, cash equivalents and short-term investments of $131.5 million, as compared to $141.9 million as of March 31, 2019 and $162.9 million as of December 31, 2018.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of June 30, 2019, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of June 30, 2019, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30,	December 31,
	2019	2018
Americas (principally the U.S.)	$81,078	$110,385
Europe, Middle East and Africa	43,210	45,884
Asia Pacific	7,163	6,611
Total cash, equivalents and short-term investments	$131,451	$162,880

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of June 30, 2019, we had $3.1 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

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

Our 2019 and 2018 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2019:
March 31	$42,003	$(29,177)	$12,826
June 30	46,072	(30,469)	15,603
Total	$88,075	$(59,646)	$28,429

2018:
March 31	$38,247	$(8,392)	$29,855
June 30	38,476	(42,117)	(3,641)
Total	$76,723	$(50,509)	$26,214

Cash flows from operating activities for the first quarters of 2019 and 2018 reflect the negative impacts of the payment of the 2018 and 2017 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.  Additionally, cash flows from operating activities for the first and second quarters of 2019, and the second quarter of 2018, were negatively impacted by the timing around certain recurring client payments that were received subsequent to quarter-end.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2019:
March 31	$247,833	$(2,897)	$244,936	65
June 30	268,656	(2,861)	265,795	67

2018:
March 31	$217,018	$(3,967)	$213,051	70
June 30	243,874	(3,961)	239,913	67

As of June 30, 2019, approximately 95% of our billed accounts receivable balance is less than 60 days past due.

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

Accrued Employee Compensation

Accrued employee compensation decreased $9.7 million to $51.4 million as of June 30, 2019, from $61.1 million as of December 31, 2018, due primarily to the payment of the 2018 employee incentive compensation that was fully accrued at December 31, 2018, offset to a certain degree by the accrual for the 2019 employee incentive compensation.

Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.  Additionally, during the first quarter of 2018 we acquired Business Ink for approximately $70 million ($68.6 million, net of cash acquired), and in the first quarter of 2019, as discussed in Note 2 to our Financial Statements, made an additional investment in a payment technology and services company for $4.0 million, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.  For the six months ended June 30, 2019 and 2018, we purchased $22.5 million and $44.3 million, respectively, and sold (or had mature) $28.8 million and $116.9 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment.  Our capital expenditures for the six months ended June 30, 2019 and 2018 for software, property and equipment were $17.9 million and $26.7 million, respectively, and consisted principally of investments in: (i) statement production equipment; (ii) computer hardware, software, and related equipment; and (iii) facilities and internal infrastructure items.

Cash Flows from Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the six months ended June 30, 2019 and 2018, the Board approved dividends totaling $14.7 million and $14.2 million, respectively, and made dividend payments of $14.8 million and $14.4 million, respectively, through June 30, 2019 and 2018 (with the differences attributed to unvested incentive shares that are paid upon vesting).

Repurchase of Common Stock.  During the six months ended June 30, 2019 and 2018, we repurchased 0.4 million and 0.3 million shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $15.8 million and $11.3 million, respectively, and paid $16.2 million and $11.3 million, respectively, through June 30, 2019 and 2018 (with the differences attributed to shares accrued but not yet paid as of December 31, 2018 and 2017).

Outside of our Stock Repurchase Program, during the six months ended June 30, 2019 and 2018, we repurchased from our employees and then cancelled 0.1 million shares of our common stock in both periods for $4.5 million and $7.0 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt. During the six months ended June 30, 2019 and 2018, we made principal repayments of $3.8 million and $1.9 million respectively.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of June 30, 2019, we had cash, cash equivalents, and short-term investments of $131.5 million, of which approximately 60% is in U.S. dollars and held in the U.S.  We have $3.1 million of restricted cash, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Credit Facility.   We currently have a $200 million revolving loan facility, our 2018 Revolver.  As of June 30, 2019, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of June 30, 2019, we had 5.1 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement may place certain limitations on our ability to repurchase our common stock.

Under our Stock Repurchase Program, we may repurchase shares in the open market or in privately negotiated transactions, including through an accelerated stock repurchase plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of future share repurchases will be dependent on then current market conditions and other business-related factors.  Our common stock repurchases are discussed in more detail in Note 8 to our Financial Statements.

During the six months ended June 30, 2019, we repurchased 0.4 million shares of our common stock for $15.8 million (weighted-average price of $40.31 per share).

Outside of our Stock Repurchase Program, during the six months ended June 30, 2019, we repurchased from our employees and then cancelled 0.1 million shares of our common stock for $4.5 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•

Cash Dividends.  During the six months ended June 30, 2019, the Board declared dividends totaling $14.7 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisition.  On October 1, 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas for a purchase price of approximately $93 million, (approximately $85 million, excluding cash acquired), and held back approximately $13 million in cash subject to certain tax filings, which was paid in July 2019.  The purchase agreement includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Equity Method Investment.  In the first quarter of 2019, we made an additional $4 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of June 30, 2019, we held an 8% noncontrolling interest with a carrying value of $6.7 million.

•	Capital Expenditures. During the six months ended June 30, 2019, we spent $17.9 million on capital expenditures. As of June 30, 2019, we had committed to purchase $2.1 million of equipment.
•

Stock Warrants.  In 2014, we issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of our common stock or voting of the Company.  As of June 30, 2019, 1.4 million Stock Warrants are outstanding, of which 0.4 million are vested.

The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt.  As of June 30, 2019, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement with term loan borrowings of $140.6 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $8.4 million, and $5.9 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of June 30, 2019, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt.  The interest rate on our 2016 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates on our 2018 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin.  See Note 4 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the June 30, 2019 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments.  Our cash and cash equivalents as of June 30, 2019 and December 31, 2018 were $113.8 million and $139.3 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2019 and December 31, 2018 were $17.7 million and $23.6 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S.  The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of our clients related to our payment processing services.  As of June 30, 2019 and December 31, 2018, we had $88.6 million and $124.6 million, respectively, of cash collected on behalf of our clients which is held for an established holding period until settlement with the client.  The holding period is generally one to four business days depending on the payment model and contractual terms with the client.  During the holding period, cash is held in trust accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our clients.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of June 30, 2019, the fair value of the 2016 Convertible Notes was estimated at $254.4 million, using quoted market prices.

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

During the six months ended June 30, 2019, we generated approximately 88% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of June 30, 2019 and December 31, 2018, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2019		December 31, 2018
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(20)	$1,380	$(3)	$1,848
Euro	(230)	10,604	(448)	7,482
U.S. Dollar	(404)	19,658	(632)	18,044
South African Rand	-	1,984	-	270
Other	(44)	1,604	(7)	957
Totals	$(698)	$35,230	$(1,090)	$28,601

A hypothetical adverse change of 10% in the June 30, 2019 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of June 30, 2019.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2018 Form 10-K.  There were no material changes to the risk factors disclosed in our 2018 Form 10-K during the second quarter of 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the second quarter of 2019 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
April 1 - April 30	66,447	$44.19	65,400	5,223,967
May 1 - May 31	43,187	45.86	43,000	5,180,967
June 1 - June 30	38,822	46.84	35,600	5,145,367
Total	148,456	$45.37	144,000
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.22AN*	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.22AO*	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.26T*	Twenty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26U*	Twenty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26V*	Twenty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26W*	Twenty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26X*	Twenty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26Y*	Twenty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2019

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)