Form 10-Q
period 2019-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2019-11-01
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 29, 2019, there were 32,946,549 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2019

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$160,630	$139,277
Short-term investments	11,337	23,603
Total cash, cash equivalents and short-term investments	171,967	162,880
Settlement assets	112,760	124,627
Trade accounts receivable:
Billed, net of allowance of $3,356 and $3,115	242,616	235,827
Unbilled	37,451	37,227
Income taxes receivable	4,204	6,720
Other current assets	38,467	32,286
Total current assets	607,465	599,567
Non-current assets:
Property and equipment, net of depreciation of $96,520 and $93,278	84,230	81,813
Operating lease right-of-use assets	92,949	-
Software, net of amortization of $121,516 and $119,381	31,335	36,400
Goodwill	253,050	255,816
Acquired client contracts, net of amortization of $88,946 and $82,692	57,556	65,456
Client contract costs, net of amortization of $32,109 and $43,051	42,902	37,289
Deferred income taxes	9,822	11,087
Other assets	27,848	26,934
Total non-current assets	599,692	514,795
Total assets	$1,207,157	$1,114,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9,375	$7,500
Operating lease liabilities	22,888	-
Client deposits	38,010	36,889
Trade accounts payable	39,534	45,386
Accrued employee compensation	68,343	61,107
Settlement liabilities	111,522	123,613
Deferred revenue	46,970	40,236
Income taxes payable	1,236	218
Other current liabilities	19,201	35,442
Total current liabilities	357,079	350,391
Non-current liabilities:
Long-term debt, net of unamortized discounts of $11,197 and $14,549	348,178	352,326
Operating lease liabilities	76,574	-
Deferred revenue	13,879	17,527
Income taxes payable	2,704	2,284
Deferred income taxes	12,822	8,205
Other non-current liabilities	13,885	22,605
Total non-current liabilities	468,042	402,947
Total liabilities	825,121	753,338
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,979 and 33,158 shares outstanding	696	693
Common stock warrants; 439 warrants vested; 1,425 issued	9,082	9,082
Additional paid-in capital	451,606	441,417
Treasury stock, at cost; 35,265 and 34,779 shares	(862,917)	(842,360)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	26	2
Cumulative foreign currency translation adjustments	(49,805)	(42,937)
Accumulated earnings	833,348	795,127
Total stockholders' equity	382,036	361,024
Total liabilities and stockholders' equity	$1,207,157	$1,114,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$251,414	$213,055	$742,063	$627,792

Cost of revenues (exclusive of depreciation, shown separately below)	132,054	109,052	393,251	319,640
Other operating expenses:
Research and development	32,551	31,477	95,787	91,809
Selling, general and administrative	46,694	39,243	137,984	120,515
Depreciation	5,365	4,831	15,919	13,293
Restructuring and reorganization charges	1,330	2,799	3,271	7,028
Total operating expenses	217,994	187,402	646,212	552,285
Operating income	33,420	25,653	95,851	75,507
Other income (expense):
Interest expense	(4,390)	(4,456)	(13,448)	(13,202)
Amortization of original issue discount	(709)	(671)	(2,099)	(1,984)
Interest and investment income, net	392	675	1,328	2,256
Loss on extinguishment of debt	-	-	-	(810)
Other, net	108	(709)	(123)	(347)
Total other	(4,599)	(5,161)	(14,342)	(14,087)
Income before income taxes	28,821	20,492	81,509	61,420
Income tax provision	(7,262)	(4,391)	(21,320)	(16,188)
Net income	$21,559	$16,101	$60,189	$45,232

Weighted-average shares outstanding:
Basic	32,016	32,507	32,079	32,541
Diluted	32,518	32,806	32,472	32,939

Earnings per common share:
Basic	$0.67	$0.50	$1.88	$1.39
Diluted	0.66	0.49	1.85	1.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$21,559	$16,101	$60,189	$45,232
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,897)	(109)	(6,868)	(8,630)
Unrealized holding gains (losses) on short-term investments arising during period	(4)	107	24	81
Other comprehensive loss, net of tax	(6,901)	(2)	(6,844)	(8,549)
Total comprehensive income, net of tax	$14,658	$16,099	$53,345	$36,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2019
BALANCE, January 1, 2019	33,158	$693	$9,082	$441,417	$(842,360)	$(42,935)	$795,127	$361,024
Comprehensive income:
Net income	-	-	-	-	-	-	19,251
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	18	-
Foreign currency translation adjustments	-	-	-	-	-	3,847	-
Total comprehensive income								23,116
Repurchase of common stock	(352)	-	-	(4,134)	(9,290)	-	-	(13,424)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	512	-	-	-	512
Issuance of restricted common stock pursuant to stock-based compensation plans	462	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(3)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	3,693				3,693
Declaration of cash dividends	-	-	-	-	-	-	(7,411)	(7,411)
BALANCE, March 31, 2019	33,280	697	9,082	441,484	(851,650)	(39,070)	806,967	367,510
Comprehensive income:
Net income	-	-	-	-	-	-	19,379
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	10	-
Foreign currency translation adjustments	-	-	-	-	-	(3,818)	-
Total comprehensive income								15,571
Repurchase of common stock	(148)	-	-	(383)	(6,536)	-	-	(6,919)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	603	-	-	-	603
Issuance of restricted common stock pursuant to stock-based compensation plans	6	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(91)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	4,807				4,807
Declaration of cash dividends	-	-	-	-	-	-	(7,248)	(7,248)
BALANCE, June 30, 2019	33,062	696	9,082	446,512	(858,186)	(42,878)	819,098	374,324
Comprehensive income:
Net income	-	-	-	-	-	-	21,559
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(4)	-
Foreign currency translation adjustments	-	-	-	-	-	(6,897)	-
Total comprehensive income								14,658
Repurchase of common stock	(97)	-	-	(216)	(4,731)	-	-	(4,947)
Issuance of common stock pursuant to employee stock purchase plan	12	-	-	515	-	-	-	515
Issuance of restricted common stock pursuant to stock-based compensation plans	34	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(32)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	4,795	-	-	-	4,795
Declaration of cash dividends	-	-	-	-		-	(7,309)	(7,309)
BALANCE, September 30, 2019	32,979	$696	$9,082	$451,606	$(862,917)	$(49,779)	$833,348	$382,036

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2018
BALANCE, January 1, 2018	33,516	$689	$9,082	$427,091	$(814,732)	$(28,822)	$749,438	$342,746
Comprehensive income:
Net income	-	-	-	-	-	-	14,014
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	(94)	-
Foreign currency translation adjustments	-	-	-	-	-	7,710	-
Total comprehensive income								21,630
Repurchase of common stock	(255)	-	-	(6,218)	(5,702)	-	-	(11,920)
Issuance of common stock pursuant to employee stock purchase plan	14	-	-	484	-	-	-	484
Issuance of restricted common stock pursuant to stock-based compensation plans	458	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(59)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	4,572	-	-	-	4,572
Declaration of cash dividends	-	-	-	-	-	-	(6,999)	(6,999)
Adjustments due to adoption of new accounting standards	-	-	-	-	-	-	7,562	7,562
BALANCE, March 31, 2018	33,674	692	9,082	425,926	(820,434)	(21,206)	764,015	358,075
Comprehensive income:
Net income	-	-	-	-	-	-	15,117
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	68	-
Foreign currency translation adjustments	-	-	-	-	-	(16,231)	-
Total comprehensive income								(1,046)
Repurchase of common stock	(153)	-	-	(767)	(5,632)	-	-	(6,399)
Issuance of common stock pursuant to employee stock purchase plan	18	-	-	650	-	-	-	650
Issuance of restricted common stock pursuant to stock-based compensation plans	41	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(19)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	5,641	-	-	-	5,641
Declaration of cash dividends	-	-	-	-	-	-	(7,061)	(7,061)
BALANCE, June 30, 2018	33,561	692	9,082	431,450	(826,066)	(37,369)	772,071	349,860
Comprehensive income:
Net income	-	-	-	-	-	-	16,101
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	107	-
Foreign currency translation adjustments	-	-	-	-	-	(109)	-
Total comprehensive income								16,099
Repurchase of common stock	(141)	-	-	(196)	(5,519)	-	-	(5,715)
Issuance of common stock pursuant to employee stock purchase plan	17	-	-	567	-	-	-	567
Issuance of restricted common stock pursuant to stock-based compensation plans	33	1	-	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(19)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	4,592	-	-	-	4,592
Declaration of cash dividends	-	-	-	-	-	-	(6,984)	(6,984)
BALANCE, September 30, 2018	33,451	$693	$9,082	$436,412	$(831,585)	$(37,371)	$781,188	$358,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$60,189	$45,232
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	15,919	13,293
Amortization	34,579	31,974
Amortization of original issue discount	2,099	1,984
Asset impairment	365	1,428
Gain on short-term investments and other	(285)	(65)
Loss on extinguishment of debt	-	810
Deferred income taxes	6,124	2,150
Stock-based compensation	13,295	14,805
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(8,748)	(15,952)
Other current and non-current assets and liabilities	(15,312)	(21,763)
Income taxes payable/receivable	3,468	5,365
Trade accounts payable and accrued liabilities	(7,978)	(13,174)
Deferred revenue	3,812	7,182
Net cash provided by operating activities	107,527	73,269

Cash flows from investing activities:
Purchases of software, property and equipment	(27,706)	(44,047)
Purchases of short-term investments	(25,446)	(53,285)
Proceeds from sale/maturity of short-term investments	38,029	190,467
Acquisition of and investments in business, net of cash acquired	(17,194)	(71,443)
Net cash provided by (used in) investing activities	(32,317)	21,692

Cash flows from financing activities:
Proceeds from issuance of common stock	1,630	1,701
Payment of cash dividends	(21,980)	(21,197)
Repurchase of common stock	(25,683)	(24,034)
Proceeds from long-term debt	-	150,000
Payments on long-term debt	(5,625)	(123,750)
Payments of deferred financing costs	-	(1,490)
Net cash used in financing activities	(51,658)	(18,770)
Effect of exchange rate fluctuations on cash	(2,199)	(1,262)

Net increase in cash and cash equivalents	21,353	74,929

Cash and cash equivalents, beginning of period	139,277	122,243
Cash and cash equivalents, end of period	$160,630	$197,172

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$14,521	$14,181
Income taxes	11,779	8,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018, and for the quarters and nine months ended September 30, 2019 and 2018, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included.  The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 10-K”), filed with the SEC.  The results of operations for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the expected results for the entire year ending December 31, 2019.

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

Revenues.  The majority of our future revenues is related to our cloud and related solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2019 through 2028.  Our client contracts may also include guaranteed minimums and fixed monthly or annual fees.  As of September 30, 2019, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $454 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).  We expect to recognize approximately 85% of this amount by the end of 2021, with the remaining amount recognized by the end of 2028.  We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing and uncertainty of our revenues and how revenues and cash flows are affected by economic factors is most appropriately depicted by type of revenues and by geographic region (using the location of the client as the basis of attributing revenues to the individual regions) as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cloud and related solutions	$224,347	$186,473	$666,120	$551,390
Software and services	14,406	14,283	39,607	39,573
Maintenance	12,661	12,299	36,336	36,829
Total revenues	$251,414	$213,055	$742,063	$627,792

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas (principally the U.S.)	$218,694	$180,489	$643,814	$530,609
Europe, Middle East, and Africa	23,284	21,723	70,516	64,135
Asia Pacific	9,436	10,843	27,733	33,048
Total revenues	$251,414	$213,055	$742,063	$627,792

Deferred revenue recognized during the quarter and nine months ended September 30, 2019 was $5.7 million and $35.5 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents.  As of September 30, 2019 and December 31, 2018, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of September 30, 2019 and December 31, 2018, we had $2.8 million and $3.0 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit.  This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments.  Our financial instruments as of September 30, 2019 and December 31, 2018 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt.  Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of September 30, 2019 and December 31, 2018 have contractual maturities of less than two years from the time of acquisition.  Our short-term investments as of September 30, 2019 and December 31, 2018 consisted almost entirely of fixed income securities.  Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2019 and 2018 were $38.0 million and $190.5 million, respectively.

Our short-term investments as of September 30, 2019 and December 31, 2018 were $11.3 million and $23.6 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$8,564	$—	$8,564	$4,392	$—	$4,392
Commercial paper	—	2,794	2,794	—	9,078	9,078
Short-term investments:
Corporate debt securities	—	5,018	5,018	—	16,357	16,357
U.S. government agency bonds	—	2,904	2,904	—	3,724	3,724
Asset-backed securities	—	3,415	3,415	—	3,522	3,522
Total	$8,564	$14,131	$22,695	$4,392	$32,681	$37,073

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$138,750	$138,750	$144,375	$144,375
2016 Convertible debt (par value)	230,000	261,050	230,000	228,275

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Equity Method Investment.  During the nine months ended September 30, 2019, we made an additional $4 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of September 30, 2019, we held an 8% noncontrolling interest with a carrying value of $6.6 million.

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

3. LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows (in thousands):

January 1, 2019 balance	$255,816
Adjustments related to prior acquisitions	640
Effects of changes in foreign currency exchange rates	(3,406)
September 30, 2019 balance	$253,050

Other Intangible Assets.  Our intangible assets subject to ongoing amortization consist primarily of acquired client contracts and software.  As of September 30, 2019 and December 31, 2018, the carrying values of these assets were as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired client contracts	$146,502	$(88,946)	$57,556	$148,148	$(82,692)	$65,456
Software	152,851	(121,516)	31,335	155,781	(119,381)	36,400
Total other intangible assets	$299,353	$(210,462)	$88,891	$303,929	$(202,073)	$101,856

The total amortization expense related to other intangible assets for the third quarters of 2019 and 2018 were $5.9 million and $4.6 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $17.3 million and $13.4 million, respectively.  Based on the September 30, 2019 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2019 – $23.1 million; 2020 – $19.7 million; 2021 – $14.1 million; 2022 – $11.7 million; and 2023 – $8.5 million.

Client Contract Costs.  As of September 30, 2019 and December 31, 2018, the carrying values of our client contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contract costs	$75,011	$(32,109)	$42,902	$80,340	$(43,051)	$37,289

The total amortization expense related to client contract costs for the third quarters of 2019 and 2018 were $3.7 million and $6.0 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $16.1 million and $17.3 million, respectively.

4. DEBT

Our long-term debt, as of September 30, 2019 and December 31, 2018, was as follows (in thousands):

	September 30,	December 31,
	2019	2018
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 3.60% at September 30, 2019 and 4.30% at December 31, 2018)	$138,750	$144,375
Less – deferred financing costs	(1,856)	(2,281)
2018 term loan, net of unamortized discounts	136,894	142,094
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(6,724)	(8,823)
Less – deferred financing costs	(2,617)	(3,445)
2016 Convertible Notes, net of unamortized discounts	220,659	217,732
Total debt, net of unamortized discounts	357,553	359,826
Current portion of long-term debt, net of unamortized discounts	(9,375)	(7,500)
Long-term debt, net of unamortized discounts	$348,178	$352,326

2018 Credit Agreement

During the nine months ended September 30, 2019, we made $5.6 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2018 Term Loan”).  As of September 30, 2019, our interest rate on the 2018 Term Loan is 3.60% (adjusted LIBOR plus 1.50% per annum), effective through December 2019, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”) is 0.20%.  As of September 30, 2019, we had no borrowings outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

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

As a result of our quarterly dividend in September 2019 (see Note 8), the previous conversion rate for the 2016 Convertible Notes of 17.5604 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.95 per share of our common stock, has been adjusted to 17.5727 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.91 per share of our common stock.

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

As of September 30, 2019, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

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

The components of lease expense were as follows (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$6,752	$17,915
Variable lease expense	1,328	3,535
Short-term lease expense	147	438
Sublease income	(441)	(1,274)
Total net lease expense	$7,786	$20,614

Other information related to leases was as follows (in thousands, except term and discount rate):

Nine Months Ended
September 30, 2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$17,250
Right-of-use assets obtained in exchange for new operating lease liabilities	26,277
Weighted-average remaining lease term - operating leases	57 months
Weighted-average discount rate - operating leases	4.40%

Future minimum lease payments under non-cancelable leases as of September 30, 2019 were as follows (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$7,960
2020	25,273
2021	25,146
2022	18,960
2023	12,504
Thereafter	21,898
Total future minimum lease payments (1)	111,741
Less: Interest (2)	(12,279)
Total	$99,462

Current operating lease liabilities	$22,888
Non-current operating lease liabilities	76,574
Total	$99,462

(1)	For leases commencing prior to 2019, minimum lease payments exclude payments for real estate taxes and non-lease components.
(2)	We used our in-country, currency adjusted incremental borrowing rate for the discount rate for the leases at adoption date, and will use the same approach for all leases commencing thereafter.

As of September 30, 2019, we have one operating lease for office space that has not yet commenced of approximately $23 million.  This operating lease will commence during 2020 with a lease term through 2031.

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

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2019.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Prior Year Acquisition.  On October 1, 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas.  We acquired 100% of the equity of Forte for a purchase price of approximately $93 million, (approximately $85 million, excluding cash acquired), of which approximately $13 million of the purchase price was held back subject to certain tax filings, and was paid in July 2019.  The purchase agreement also includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients, and are therefore accounted for as post-acquisition compensation.  As of September 30, 2019, we have accrued $2.5 million related to the potential earn-out payments.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic weighted-average common shares	32,016	32,507	32,079	32,541
Dilutive effect of restricted common stock	292	156	216	235
Dilutive effect of Stock Warrants	210	143	177	163
Diluted weighted-average common shares	32,518	32,806	32,472	32,939

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

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During the third quarters of 2019 and 2018 we repurchased approximately 92,000 shares of our common stock for $4.7 million (weighted-average price of $51.09 per share) and approximately 138,000 shares of our common stock for $5.5 million (weighted-average price of $39.87 per share), respectively, and during the nine months ended September 30, 2019 and 2018, we repurchased approximately 485,000 shares of our common stock for $20.6 million (weighted-average price of $42.37 per share) and approximately 395,000 shares of our common stock for $16.9 million (weighted-average price of $42.71 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of September 30, 2019, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 5.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the third quarters of 2019 and 2018 we repurchased and then cancelled approximately 4,000 shares of common stock for $0.2 million and approximately 5,000 shares of common stock for $0.2 million, respectively, and during the nine months ended September 30, 2019 and 2018, we repurchased and then cancelled approximately 112,000 shares of common stock for $4.7 million and approximately 154,000 shares of common stock for $7.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the third quarter of 2019, the Board approved a quarterly cash dividend of $0.2225 per share of common stock, totaling $7.3 million.  During the third quarter of 2018, the Board approved a quarterly cash dividend of $0.21 per share of common stock, totaling $7.0 million.  Dividends declared for the nine months ended September 30, 2019 and 2018 totaled $22.0 million and $21.0 million, respectively.

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast, we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto our Advanced Convergent Platform (“ACP”) based on various milestones.  The Stock Warrants have a ten-year term and an exercise price of $26.68 per warrant.

Upon vesting, the Stock Warrants were recorded as a client contract costs asset with the corresponding offset to stockholders’ equity.  The client contract costs asset related to the Stock Warrants was amortized as a reduction in cloud and related solutions revenues over the original term of the Comcast amended agreement.  As of June 30, 2019, the client contract costs asset related to these Stock Warrants was fully amortized.  As of December 31, 2018, the client contract costs asset and accumulated amortization related to these Stock Warrants was $25.1 million and $19.8 million, respectively.

As of September 30, 2019, 1.4 million Stock Warrants remain issued, of which 0.4 million were vested.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and nine months ended September 30, 2019 is as follows (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,180	$42.00	1,145	$41.64
Awards granted	35	52.40	517	41.62
Awards forfeited/cancelled	(38)	41.13	(152)	42.41
Awards vested	(41)	37.92	(374)	38.76
Unvested awards, ending	1,136	$42.48	1,136	$42.48

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

The other restricted common stock shares granted during the nine months ended September 30, 2019 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time.  Certain shares of the restricted common stock become fully vested upon a change in control, as defined, the subsequent involuntary termination of employment, and death.

We recorded stock-based compensation expense for the third quarters of 2019 and 2018 of $4.8 million and $4.6 million, respectively, and for the nine months ended September 30, 2019 and 2018 of $13.3 million and $14.8 million, respectively.

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

We generate approximately 60% of our revenues from the North American cable and satellite markets, approximately 20% of our revenues from global wireline and wireless communication providers, and the remainder from a variety of other verticals, such as financial services, healthcare, logistics, and transportation.  Additionally, during the nine months ended September 30, 2019 we generated 87% of our revenues from the Americas region, 9% of our revenues from the Europe, Middle East and Africa region, and 4% of our revenues from the Asia Pacific region.

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

Management Overview of Quarterly Results

Third Quarter Highlights.  A summary of our results of operations for the third quarter of 2019, when compared to the third quarter of 2018, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2019	September 30, 2018
Revenues	$251,414	$213,055
Transaction fees (1)	16,364	-
Operating Results:
Operating income	$33,420	$25,653
Operating income margin	13.3%	12.0%
Diluted EPS	$0.66	$0.49
Supplemental Data:
Restructuring and reorganization charges	$1,330	$2,799
Acquisition-related costs:
Amortization of acquired intangible assets	3,153	2,170
Transaction-related costs	-	261
Stock-based compensation (2)	4,801	4,695
Amortization of OID	709	671
(1)

Transaction fees are primarily comprised of interchange and other payment-related fees that we pay, in conjunction with the delivery of service to clients under our payment services contracts, to third-party payment processors and financial institutions.  Because we control the integrated service provided under our payment services client contracts, these transaction fees are presented gross, and not netted against revenues.

(2)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenues.  Revenues for the third quarter of 2019 were $251.4 million, an 18% increase when compared to revenues of $213.1 million for the third quarter of 2018, with the increase mainly attributed to the additional revenues generated from the acquisition of Forte on October 1, 2018, and the continued growth in our cloud solutions and managed service arrangements.

Operating Results.  Operating income for the third quarter of 2019 was $33.4 million, or a 13.3% operating margin percentage, compared to $25.7 million, or a 12.0% operating margin percentage for the third quarter of 2018.  The increase in operating income is primarily a result of higher revenues generated in the third quarter of 2019.

Diluted EPS.  Diluted EPS for the third quarter of 2019 was $0.66 compared to $0.49 for the third quarter of 2018, reflective of the higher operating income for the third quarter of 2019.

Cash and Cash Flows.  As of September 30, 2019, we had cash, cash equivalents and short-term investments of $172.0 million, as compared to $131.5 million as of June 30, 2019 and $162.9 million as of December 31, 2018.  Our cash flows from operating activities for the quarter ended September 30, 2019 were $79.1 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenues have been generated from our two largest clients, which are Comcast and Charter Corporation Inc. (“Charter”).

Revenues from these clients for the indicated periods were as follows (in thousands, except percentages):

	Quarter Ended
	September 30, 2019		June 30, 2019		September 30, 2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Comcast	$58,446	23%	$55,439	23%	$55,287	26%
Charter	49,575	20%	48,455	20%	44,853	21%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30,	June 30,	December 31,
	2019	2019	2018
Comcast	23%	22%	24%
Charter	22%	29%	21%

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

Results of Operations

Total Revenues.  Total revenues for the:  (i) third quarter of 2019 were $251.4 million, an 18% increase when compared to $213.1 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 were $742.1 million, an 18% increase when compared to $627.8 million for the nine months ended September 30, 2018.  The year-over-year increase in revenues can be mainly attributed to the additional revenues generated from the Forte acquisition on October 1, 2018, and the continued growth in our cloud solutions and managed services arrangements.  Additionally, the nine months ended September 30, 2019 includes a full nine months of revenues from Business Ink (acquired on February 28, 2018), compared to only seven months of revenues for the nine months ended September 30, 2018.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cloud and related solutions	$224,347	$186,473	$666,120	$551,390
Software and services	14,406	14,283	39,607	39,573
Maintenance	12,661	12,299	36,336	36,829
Total revenues	$251,414	$213,055	$742,063	$627,792

We use the location of the client as the basis of attributing revenues to individual countries.  Revenues by geographic regions for the third quarters and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas (principally the U.S.)	$218,694	$180,489	$643,814	$530,609
Europe, Middle East, and Africa	23,284	21,723	70,516	64,135
Asia Pacific	9,436	10,843	27,733	33,048
Total revenues	$251,414	$213,055	$742,063	$627,792

Cloud and Related Solutions Revenues.  Cloud and related solutions revenues for:  (i) the third quarter of 2019 were $224.3 million, a 20% increase when compared to $186.5 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 were $666.1 million, a 21% increase when compared to $551.4 million for the nine months ended September 30, 2018.  These increases between periods in cloud and related solutions revenues are primarily due to the additional revenues generated from the acquired Forte business, and to a lesser degree, the continued growth in our cloud and managed services arrangements.  In addition, the year-to-date increase is also attributable to the 2019 full period impact of the additional revenues from the Business Ink acquisition.

Software and Services Revenues.  Software and services revenues for the:  (i) third quarter of 2019 were $14.4 million, a slight increase when compared to $14.3 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 and 2018 were consistent at $39.6 million for both periods.

Maintenance Revenues.  Maintenance revenues for the:  (i) third quarter of 2019 were $12.7 million, a 3% increase when compared to $12.3 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 were $36.3 million, a 1% decrease when compared to $36.8 million for the nine months ended September 30, 2018.  These fluctuations are caused primarily by the timing of maintenance renewals and related revenue recognition.

We continue to transition our focus towards more predictable recurring revenues models with our managed services arrangements and delivery of our cloud-based solutions and away from large transactional software and services deals with related maintenance agreements.

Total Expenses.  Our operating expenses for the:  (i) third quarter of 2019 were $218.0 million, a 16% increase when compared to $187.4 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 were $646.2 million, a 17% increase when compared to $552.3 million for the nine months ended September 30, 2018.  These increases between periods can be mainly attributed to additional operating expenses from the acquired Forte business on October 1, 2018, to include transaction fees and acquisition amortization, and increased employee-related costs.

The components of total expenses are discussed in more detail below.

Cost of Revenues.  See our 2018 10-K for a description of the types of costs that are included in the individual line items for cost of revenues.

The components of cost of revenues, discussed in more detail below, are as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenues:
Cloud and related solutions	$119,123	$95,092	$352,414	$277,212
Software and services	7,519	8,669	24,596	25,816
Maintenance	5,412	5,291	16,241	16,612
Total cost of revenues	$132,054	$109,052	$393,251	$319,640

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions for the:  (i) third quarter of 2019 increased 25% to $119.1 million, from $95.1 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 increased 27% to $352.4 million, from $277.2 million for the nine months ended September 30, 2018.  These increases can be mainly attributed to the cloud and related solutions expense of the acquired Forte business included in our results, to include transaction fees and acquisition amortization, and are also reflective of the increase in cloud and related solutions revenues between years.  Additionally, the year-to-date increase also includes the 2019 full period impact of the acquired Business Ink business.  Total cloud and related solutions cost as a percentage of cloud and related solutions revenues for the:  (i) third quarters of 2019 and 2018 were 53.0% and 51.0%, respectively; and (ii) nine months ended September 30, 2019 and 2018 were 52.9% and 50.3%, respectively (with the third quarter and nine months of ended September 30, 2019 reflective of transaction fees of $16.4 million and $51.3 million, respectively).

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services for the:  (i) third quarter of 2019 decreased 13% to $7.5 million, from $8.7 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 decreased 5% to $24.6 million, from $25.8 million for the nine months ended September 30, 2018. Total software and services cost as a percentage of our software and services revenues for the:  (i) third quarters of 2019 and 2018 were 52.2% and 60.7%, respectively; and (ii) nine months ended September 30, 2019 and 2018 were 62.1% and 65.2%, respectively.

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

Cost of Maintenance (Exclusive of Depreciation).  The cost of maintenance for the:  (i) third quarter of 2019 was $5.4 million, relatively consistent with $5.3 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 was $16.2 million, a slight decrease when compared to $16.6 million for the nine months ended September 30, 2018.  Total cost of maintenance as a percentage of our maintenance revenues for the third quarters of 2019 and 2018 were 42.7% and 43.0%, respectively; and (ii) nine months ended September 30, 2019 and 2018 were 44.7% and 45.1%, respectively.

R&D Expense.  R&D expense for the:  (i) third quarter of 2019 increased 3% to $32.6 million, from $31.5 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 increased 4% to $95.8 million, from $91.8 million for the nine months ended September 30, 2018.  The increases in R&D expense is mainly attributed to the R&D costs of the Forte business. As a percentage of total revenues, R&D expense for the third quarters of 2019 and 2018 were 12.9% and 14.8%, respectively (with the percentage decrease reflective of transaction fees of $16.4 million).

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the:  (i) third quarter of 2019 increased 19% to $46.7 million, from $39.2 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 increased 14% to $138.0 million, from $120.5 million for the nine months ended September 30, 2018.  These increases are primarily due to the SG&A costs related to Forte business and increased employee-related costs.  Our SG&A costs as a percentage of total revenues for the third quarters of 2019 and 2018 were 18.6% and 18.4%, respectively.

Depreciation.  Depreciation expense for the:  (i) third quarter of 2019 increased 11% to $5.4 million, from $4.8 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 increased 20% to $15.9 million, from $13.3 million for the nine months ended September 30, 2018.  These increases can be primarily attributed to the increased level of capital expenditures we made throughout 2018 on items such as technology, security, infrastructure, and modernization of equipment, and to a lesser degree, the depreciation expense from the acquired Forte and Business Ink assets.

Restructuring and Reorganization Charges.  Restructuring and reorganization charges for the:  (i) third quarter of 2019 decreased 52% to $1.3 million, from $2.8 million for the third quarter of 2018; and (ii) nine months ended September 30, 2019 decreased 53% to $3.3 million, from $7.0 million for the nine months ended September 30, 2018.  The restructuring and reorganization charges for these periods relate to:  (i) organizational changes to pursue global opportunities and efficiencies, which led to a reduction in our workforce in certain areas of our business; (ii) costs related to the abandonment of certain facilities; and (iii) in 2018, the closing of one of our print facilities, which resulted in restructuring charges related to involuntary terminations and the impairment of assets.

Operating Income. Operating income for the:  (i) third quarter of 2019 was $33.4 million, or 13.3% of total revenues, compared to $25.7 million, or 12.0% of total revenues for the third quarter of 2018; and (ii) nine months ended September 30, 2019 was $95.9 million, or 12.9% of total revenues, compared to $75.5 million, or 12.0% of total revenues for the nine months ended September 30, 2018.  The increases in operating income are primarily a result of the higher revenues generated in 2019.

Loss on Extinguishment of Debt.  In March 2018, we refinanced our 2015 Credit Agreement, and as a result, we incurred a loss of $0.8 million related to the write-off of unamortized debt issuance costs.

Income Tax Provision. The effective income tax rates for the third quarters and nine months ended September 30, 2019 and 2018 were as follows:

Quarter Ended		Nine Months Ended
September 30,		September 30,
2019	2018	2019	2018
25%	21%	26%	26%

Our estimated full year 2019 effective income tax rate is approximately 26%.

 Liquidity

Cash and Liquidity

As of September 30, 2019, our principal sources of liquidity included cash, cash equivalents and short-term investments of $172.0 million, as compared to $131.5 million as of June 30, 2019 and $162.9 million as of December 31, 2018.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of September 30, 2019, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of September 30, 2019, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30,	December 31,
	2019	2018
Americas (principally the U.S.)	$122,274	$110,385
Europe, Middle East and Africa	41,198	45,884
Asia Pacific	8,495	6,611
Total cash, equivalents and short-term investments	$171,967	$162,880

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of September 30, 2019, we had $2.8 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

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

Our 2019 and 2018 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2019:
March 31	$42,003	$(29,177)	$12,826
June 30	46,072	$(30,469)	15,603
September 30	44,210	34,888	79,098
Total	$132,285	$(24,758)	$107,527

2018:
March 31	$38,247	$(8,392)	$29,855
June 30	38,476	(42,117)	(3,641)
September 30	34,888	12,167	47,055
Total	$111,611	$(38,342)	$73,269

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs

2019:
March 31	$247,833	$(2,897)	$244,936	65
June 30	268,656	(2,861)	265,795	67
September 30	245,972	(3,356)	242,616	67

2018:
March 31	$217,018	$(3,967)	$213,051	70
June 30	243,874	(3,961)	239,913	67
September 30	250,913	(4,182)	246,731	68

As of September 30, 2019, nearly 95% of our billed accounts receivable balance was less than 60 days past due.

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

Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.  During the nine months ended September 30, 2019, certain Forte income tax matters were resolved, and as a result, we paid the remaining $13.2 million purchase price that had been originally held back (see Note 6 to our Financial Statements).  During the nine months ended September 30, 2018, we acquired Business Ink for $68.6 million, net of cash acquired.  Additionally, as discussed in Note 2 to our Financial Statements, during the nine months ended September 30, 2019 and 2018, we made investments in a payment technology and services company for $4.0 million and $2.8 million, respectively. All of these activities are included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.  For the nine months ended September 30, 2019 and 2018, we purchased $25.4 million and $53.3 million, respectively, and sold (or had mature) $38.0 million and $190.5 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment.  Our capital expenditures for the nine months ended September 30, 2019 and 2018 for software, property and equipment were $27.7 million and $44.0 million, respectively, and consisted principally of investments in: (i) statement production equipment; (ii) computer hardware, software, and related equipment; and (iii) facilities and internal infrastructure items.

Cash Flows from Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the nine months ended September 30, 2019 and 2018, the Board approved dividends totaling $22.0 million and $21.0 million, respectively, and made dividend payments of $22.0 million and $21.2 million, respectively, through September 30, 2019 and 2018 (with the differences attributed to unvested incentive shares that are paid upon vesting).

Repurchase of Common Stock.  During the nine months ended September 30, 2019 and 2018, we repurchased approximately 485,000 and 395,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $20.6 million and $16.9 million, respectively, and paid $21.0 million and $16.8 million, respectively, through September 30, 2019 and 2018 (with the differences attributed to the timing of share settlement ).

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2019 and 2018, we repurchased from our employees and then cancelled approximately 112,000 and 154,000 shares of our common stock, respectively, for $4.7 million and $7.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt. During the nine months ended September 30, 2019 and 2018, we made principal repayments of $5.6 million and $3.8 million respectively.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of September 30, 2019, we had cash, cash equivalents, and short-term investments of $172.0 million, of which approximately 69% is in U.S. dollars and held in the U.S.  We have $2.8 million of restricted cash, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Credit Facility.  We currently have a $200 million revolving loan facility, our 2018 Revolver.  As of September 30, 2019, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of September 30, 2019, we had 5.1 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement may place certain limitations on our ability to repurchase our common stock.

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

During the nine months ended September 30, 2019, we repurchased 0.5 million shares of our common stock for $20.6 million (weighted-average price of $42.37 per share).

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2019, we repurchased from our employees and then cancelled 0.1 million shares of our common stock for $4.7 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•

Cash Dividends.  During the nine months ended September 30, 2019, the Board declared dividends totaling $22.0 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisition.  On October 1, 2018, we acquired Forte, a leading provider of advanced payment solutions headquartered in Allen, Texas for a purchase price of approximately $93 million, (approximately $85 million, excluding cash acquired), and held back approximately $13 million in cash subject to certain tax filings, which was paid in July 2019.  The purchase agreement includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.  As of September 30, 2019, we have made no earn-out payments.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients.

•

Equity Method Investment.  In the first quarter of 2019, we made an additional $4 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of September 30, 2019, we held an 8% noncontrolling interest with a carrying value of $6.6 million.

•

Capital Expenditures.  During the nine months ended September 30, 2019, we spent $27.7 million on capital expenditures.  As of September 30, 2019, we have made no significant capital expenditure commitments.

•

Stock Warrants.  In 2014, we issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of our common stock or voting of the Company.  As of September 30, 2019, 1.4 million Stock Warrants are outstanding, of which 0.4 million are vested.

The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt.  As of September 30, 2019, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement with term loan borrowings of $138.8 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $9.4 million, and $5.4 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of September 30, 2019, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the September 30, 2019 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments.  Our cash and cash equivalents as of September 30, 2019 and December 31, 2018 were $160.6 million and $139.3 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2019 and December 31, 2018 were $11.3 million and $23.6 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S.  The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of our clients related to our payment processing services.  As of September 30, 2019 and December 31, 2018, we had $112.8 million and $124.6 million, respectively, of cash collected on behalf of our clients which is held for an established holding period until settlement with the client.  The holding period is generally one to four business days depending on the payment model and contractual terms with the client.  During the holding period, cash is held in accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our clients.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of September 30, 2019, the fair value of the 2016 Convertible Notes was estimated at $261.1 million, using quoted market prices.

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

During the nine months ended September 30, 2019, we generated approximately 88% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of September 30, 2019 and December 31, 2018, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2019		December 31, 2018
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(16)	$1,121	$(3)	$1,848
Euro	(149)	10,578	(448)	7,482
U.S. Dollar	(451)	22,767	(632)	18,044
South African Rand	-	3,486	-	270
Other	(25)	1,382	(7)	957
Totals	$(641)	$39,334	$(1,090)	$28,601

A hypothetical adverse change of 10% in the September 30, 2019 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of September 30, 2019.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2018 Form 10-K.  There were no material changes to the risk factors disclosed in our 2018 Form 10-K during the third quarter of 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the third quarter of 2019 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
July 1 - July 31	36,089	$49.56	35,200	5,110,167
August 1 - August 31	31,415	51.28	28,800	5,081,367
September 1 - September 30	29,379	52.77	28,600	5,052,767
Total	96,883	$51.09	92,600
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.22AP*	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.26Z*	Twenty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AA*	Thirty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AB*	Thirty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AC*	Thirty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AD*	Thirty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2019

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)