Form 10-K
period 2019-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2020-02-21
CIK 1005757

 -

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-27512

CSG SYSTEMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0783182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6175 S. Willow Drive, 10th Floor Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 200-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	CSGS	NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2019, was $1,158,870,134.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2020 was 32,852,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed on or prior to April 29, 2020, are incorporated by reference into Part III of this Report.

CSG SYSTEMS INTERNATIONAL, INC.

2019 FORM 10-K

PART I

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) is one of the world’s leading providers of revenue management, customer experience, and payment solutions that enable a growing list of companies around the world to monetize relationships with their customers in an era of rapid change and digital transformation.  We leverage more than 35 years of experience to deliver innovative customer engagement solutions that help our clients solve their toughest challenges, helping them to acquire, monetize, engage, and retain their customers. Our 4,300-plus diverse, worldwide workforce draws from real-world knowledge and extensive expertise to design and implement business solutions that make our clients’ hardest decisions simpler so that they can focus on delivering differentiated and real-time experiences to their customers.

Our proven solutions are built on a combination of on-premise, public and private cloud platforms, either customized or pre-integrated, as well as managed services models that adapt to fit our clients’ unique business needs and enable the transformative change required to create personalized experiences that drive loyalty and retention.

Our principal executive offices are located at 6175 S. Willow Drive, 10th Floor, Greenwood Village, Colorado 80111, and the telephone number at that address is (303) 200-2000.

Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a S&P Small Cap 600 company.

Industry Overview

Background. We provide software and services solutions that help companies around the world monetize and digitally enable the customer experience.  While our heritage is born out of the communications industry, we count among our clients some of the world’s largest and most sophisticated communications, financial services, healthcare, and media and entertainment companies, as well as a long list of governmental entities, with an increasingly diversified revenue mix.  Our solutions allow service providers to:

•	Monetize new revenue streams through multiple services, across multiple locations and channels, quickly.
•	Optimize their business costs to enable the redeployment of capital to support business growth and transformation.
•	Protect and maintain existing revenue streams by improving service delivery that drives higher customer satisfaction and increases retention.
•	Leverage data and insights to better know and understand their customers and deliver exceptional experiences.
•	Become future-ready so they can adapt quickly and efficiently to industry changes and innovations.

Market Trends of Communications Industry. Our primary market, the global communications industry, continues to undergo rapid change.  Some key trends are emerging as communications service providers (“CSPs”) try to evolve and compete in this highly complex ecosystem:

•

Consumer choice:  Customers have more choices than ever for information, communications, and entertainment services – a shift that is accelerating.  This shift in power to the consumer requires service providers to adopt and deliver new technologies and services which enable a more ubiquitous, flexible, and personalized customer experience.  Service providers – whether more traditional or digital native – are developing offerings to cultivate a more recurring, loyal, and “branded” customer experience.  Increasing importance is placed on “brand” and “experience” as they both now play a larger role in purchasing decisions.  The customer experience will determine the winners and losers in this “always connected” digital world.

•

Competitive landscape:  The proliferation of digital native service providers (e.g., Amazon, Apple, Facebook, Google, Netflix, etc.) has changed the competitive landscape forever.  This has forced traditional providers to evaluate the viability of their existing business models, including scale, breadth of offerings, speed to react, and customer experience, and to evolve their businesses to remain not only relevant, but competitive, innovative, and thriving.  While consolidation continues between traditional CSPs and content providers (e.g., AT&T and Time Warner Inc.), companies are also scaling their offerings through acquisitions within their respective media (e.g., Disney and 21st Century Fox, Comcast and Sky) and communications industries (e.g., T-Mobile and Sprint).  Direct-to-consumer offerings are becoming more prevalent, (e.g., Disney+ and Comcast’s Peacock) and cooperation not only with new partners, but even among competitors (e.g., Netflix and Amazon Prime Video and traditional cable operators) is accelerating.

•

Technology: Fueled by the intersection of artificial intelligence, the Internet of Things (“IoT”), cloud technologies, and analytics, service providers are fundamentally changing the way they get their products to market and engage with their customers.  5G technologies will propel the expansion of IoT and sensor-enabled services and devices.  IoT will underpin the
“service-ification” of offerings — the transition of routine activities and purchases (e.g., checking gas meters, driving a car, buying groceries, etc.) to on demand services and pervasive consumer relationships (e.g., only servicing meters that show faults, optimizing parking spots, recommending dinner meals, etc.).  To meet the requirements of this hyper-connected ecosystem (speed-to-market, agility, scalability cost structure), service providers are transitioning their legacy technology infrastructure to a combination of private and public cloud technologies to support billions of device connections.

•

New Revenue Sources:  CSPs are facing increased pressure to find new revenue sources, while also managing their cost structure and quality of service delivery during their business transformation.  They are navigating declining revenue and profits associated with their traditional services such as wireline voice and video as a result of new or increased competition.  In order to offset these declines, CSPs are increasingly looking for ways to improve their cost structure, grow through acquisitions, and launch new revenue-generating services with minimal capital investment. The result is that many CSPs are cutting costs associated with their traditional systems, integrating disparate acquired business operations, and launching new digital services with more flexible, lower-cost solutions.

Overall, these market trends drive the demand for scalable, flexible, and cost-efficient revenue management, customer experience, and payment solutions, which we believe will provide our clients opportunities to monetize and grow revenue from their customers in this age of digital transformation.  As a result, we have historically invested meaningfully in research and development (“R&D”) and have acquired companies that enable us to expand our solutions in a timely and efficient manner. We believe that our scalable, modular, and flexible solutions, combined with our rich domain expertise and ability to effectively migrate clients to our solutions, provide the clients with proven solutions to improve their profitability and their customers’ experiences.  We have specifically built our solutions to offer service providers a phased, incremental approach to transforming their businesses, thereby reducing the business interruption risk associated with this evolution.

Business Strategy

Our Mission is to deliver innovative engagement solutions that help our clients acquire, monetize, engage with, and retain their customers.  We do this by focusing on three goals:

Energizing and developing our Employees.  Our people make us exceptional and separate us from our competition.  They are ambassadors of the CSG brand and values; they are the point of connection with our clients, for each other, and within our communities.

Delighting our Clients.  Our clients depend on us to help them achieve their business objectives.  We’ve established a reputation for doing what we say, being easy to do business with, and delivering highly scalable, robust solutions.  This reputation has resulted in our becoming a trusted enabler and partner to our clients.

Delivering stockholder value.  Our responsibility is to deliver long-term value to shareholders by delivering growth profitably.  We achieve this through thoughtfully investing in our business and returning an appropriate amount of capital to stockholders.

We believe that successful execution of our goals will allow us to grow revenues and earnings, and therefore, create long-term value for our clients, employees, and stockholders.

Our strategic focus to accomplish our goals is as follows:

Drive Profitable Growth through Long-Term Relationships:  Our relentless focus on our clients is built upon providing market-leading solutions, world-class operations, delivery capabilities and services, and helping our clients solve their toughest challenges.  By building strong, long-term relationships based on trust and by delivering on our commitments (i.e., doing what we say), our clients stay with us.

Lead with Technology Innovation:  We believe that our broad portfolio of on-premise, cloud and pre-integrated solutions give service providers a competitive advantage.  These solutions allow service providers to efficiently manage their traditional businesses while being able to quickly deliver new digital services and a more personalized and relevant experience to their consumers.  We continually add new relevant capabilities to what we do as a company, both in terms of our people and our solutions.

Deliver an Exceptional Customer Experience:  We believe that we deliver more business value by having developed a long track record of doing what we say and being easy to do business with.  We do this by putting the client at the heart of our decision-making which is always directed at improving our agility, delivery capabilities, operational excellence, efficiency and reliability to delight and enable our clients’ success.

Attract and Retain Talent:  In order to maintain our competitiveness in the market, we must foster a culture in which our people can do their best work.  We do this by investing in our people and programs that foster a culture of innovation, collaboration and professional fulfillment.

In short, we believe our strategy is a key enabler to help our clients compete more effectively and successfully in an evolving market.

Description of Business

Key Clients. We work with the leading communication service providers located around the world.  A partial list of our key clients as of December 31, 2019 is included below:

Altice	Eastlink
América Móvil	Formula One
AT&T	JPMorgan Chase
Bharti Airtel	Liberty Latin America
Charter Communications, Inc. (“Charter”)	Maximus
CK Hutchison Holdings	MTN
Comcast Corporation (“Comcast”)	Telefónica
Deutsche Telekom	Telstra
DISH Network Corporation (“DISH”)	Verizon

Clients that represented 10% or more of our revenues for 2019 and 2018 were as follows (in millions, except percentages):

	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Comcast	$229	23%	$221	25%
Charter	195	20%	179	20%

See the Significant Client Relationships section of our Management’s Discussion and Analysis (“MD&A”) for additional information regarding our business relationships with these key clients.

Research and Development.  Our clients around the world are facing competition from new entrants and at the same time, are deploying new services at a rapid pace and dramatically increasing the complexity of their business operations. Therefore, we continue to make meaningful investments in R&D to ensure that we stay ahead of our clients’ needs and advance our clients’ businesses as well as our own. We believe our value proposition is to provide solutions that help our clients ensure that each customer interaction is an opportunity to create value and deepen the business relationship.

Our total R&D expenses for 2019 and 2018 were $128.0 million and $124.0 million, respectively, or approximately 13% and 14%, respectively, of our total revenues.  We anticipate the level of R&D investment in the near-term to be relatively consistent with that of 2019.

There are certain inherent risks associated with significant technological innovations.  Some of these risks are described in this report in our Risk Factors section below.

Solutions and Services.  Our solutions and services help companies with complex transaction-centric business models manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with an immense volume of customer interactions and then manage the intricate nature of those customer relationships.  Below is a high-level overview:

•

Our solutions provide global service providers with a robust, integrated real-time revenue management framework in either a cloud-based or stand-alone environment to optimize and monetize transactions at every stage of the customer lifecycle.  Our flexible, configurable business support systems (BSS) help more than 500 companies worldwide monetize and digitally enable the experiences of our client’s customers.  We support more than 520 million end users worldwide on behalf of our clients, managing every aspect from billing to customer care to partner settlement, and we help our clients quickly launch and monetize new services while having the flexibility to keep up with rapidly changing customer demands and markets that are continually evolving.  This includes our public cloud based, private cloud and on-premise solutions, such as our Advanced Convergent Platform (“ACP”), Ascendon, Singleview, Total Service Mediation (“TSM”) and Wholesale Business Management Solution (“WBMS”) platforms.

•

Our solutions offer a diverse and integrated suite of tools designed to manage and improve every aspect of the customer experience, from onboarding to upgrades, payments to field service management. These solutions allow clients to connect with their customers anytime, anywhere, on any channel, at any stage in their customer experience journey.  We are an industry leader in supporting omni-channel communications between our clients and their customers, processing more than 1.5 billion voice, SMS/text, print, and e-mail messages each year.  More than 75,000 of our clients’ field technicians and dispatchers complete over 100 million work orders per year by leveraging our field service management solutions to optimize routing and provide real-time insights into arrival times for their customers.  We help clients deliver a unique customer experience across both traditional and digital channels.

•

We empower our clients with options to manage and process payments from their customers by offering an advanced, cloud-based, integrated suite of solutions across a variety of industries.  Our broad offering and strategic partnerships with more than 50,000 merchants, resellers, and independent software vendors has fueled growth and success in the integrated payments space.

•

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

Historically, a substantial percentage of our total revenues have been generated from our revenue management and customer experience solutions.  These solutions are expected to provide a large percentage of our total revenues in the foreseeable future as well.

Business Acquisitions. Our strategy includes acquiring assets and businesses which provide the technology and personnel to expedite our solutions and services development efforts, provide complementary solutions and services, increase market share, and/or provide access to new markets and clients.

Professional Services. We employ professional services experts globally who bring a wide-ranging expertise – including solution architecture, project management, systems implementation, and business consultancy – to every project.  We apply a structured methodology to each of our engagements, leveraging consistent world-class processes, best-practice programs, and systemized templates in the development of our solutions.

Sales and Marketing. We organize our sales efforts to clients primarily within our geographically dispersed, dedicated account teams, with senior level account managers who are responsible for new revenues and renewal of existing contracts within a client account.   The account teams are supported by sales support personnel who are experienced in the various solutions and services that we provide.

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

We believe service providers in our industry use the following criteria when selecting a vendor for the mission critical management of their revenue, customer experience, and digital ecosystem: (i) functionality, scalability, flexibility, interoperability, and architecture of the software assets; (ii) the breadth and depth of pre-integrated product solutions; (iii) solution quality, client service, and support; (iv) operational excellence and reliability; (v) quality of R&D efforts; and (vi) total cost of ownership.  We believe that our solutions allow us to compete effectively in these areas.

Proprietary Rights and Licenses

We rely on a combination of trade secret, copyright, trademark, and patent laws in the United States (“U.S.”) and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated.  Although we hold a select number of patents and patent applications on some of our newer solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property.  In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties.  Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.  Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse impact on our business, financial position, and results of operations.  For a description of the risks associated with our intellectual property rights, see “Item 1A - Risk Factors - Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Position and Results of Operations.”

Employees

As of December 31, 2019, we had a total of 4,339 employees, an increase of 374 employees when compared to the number of employees we had as of December 31, 2018. Our success is dependent upon our ability to attract and retain qualified employees.  We are subject to various foreign employment laws and regulations based on the country in which our employees are located. We believe that our relations with our employees are good.

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

Item 1A.Risk Factors

We or our representatives from time-to-time may make or may have made certain forward-looking statements, whether orally or in writing, including without limitation, any such statements made or to be made in MD&A contained in our various Securities and Exchange Commission (“SEC”) filings or orally in conferences or teleconferences. We wish to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure, to the fullest extent possible, the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995.

We operate in rapidly changing and evolving markets throughout the world addressing the complex needs of communication service providers, financial institutions, and many others, and as a result, new risk factors will likely emerge and currently identified risk factors will likely evolve in their scope. Further, as we enter new market sectors as well as new geographic markets, we could be subject to new regulatory requirements that increase the risk of non-compliance and the potential for economic harm to us and our clients. Accordingly, the risk factors and any forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements:

•	If any of the following risk factors would occur, it could have a material adverse effect on our business, financial position, results of operations, and/or trading price of our common stock.
•

This list of risk factors is likely not exhaustive and management cannot predict all of the relevant risk factors, nor can it assess the potential impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may create.

•

There can be no assurances that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in the forward-looking statements, and that such differences may be material.

We Derive a Significant Portion of Our Revenues From a Limited Number of Clients, and the Loss of the Business of a Significant Client Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Over the past decade, the global communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of communication service providers with greater size and scale, and there are possibilities of further consolidation. Consistent with this market concentration, we generate over 40% of our revenues from our two largest clients, which are (in order of size) Comcast and Charter, which each individually accounted for over 10% or more of our total revenues. See the Significant Client Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these clients.

There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. Such risks are that a significant client could: (i) undergo a formalized process to evaluate alternative providers for solutions and services we provide; (ii) terminate or fail to renew their contracts with us, in whole or in part for any reason; (iii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our solutions and services, or the scope of solutions and services that we provide; or (iv) experience significant financial or operating difficulties.

Our industry is highly competitive, and as a result, it is possible that a competitor could increase its footprint and share of customers serviced at our expense or a client could develop their own internal solutions. While our clients may incur some costs in switching to our competitors or their own internally-developed solutions, they may do so for a variety of reasons, including: (i) price; (ii) dissatisfaction with our solutions or service levels; or (iii) dissatisfaction with our relationships.

The Delivery of Our Solutions is Dependent on a Variety of Computing and Processing Environments and Communications Networks Which May Not Be Available or May Be Subject to Security Attacks.

Our solutions are generally delivered through a variety of sources including public cloud, third-party data center and other service providers, and internally-operated computing and processing environments (collectively referred to hereafter in this section as “Systems”). We and/or end users are connected to the Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our clients. As a result, our clients are highly dependent upon the high availability and uncompromised security of the Networks and Systems to conduct their business operations.

Networks and Systems are subject to the risk of an extended interruption, outage, or security breach due to many factors such as: (i) changes to the Systems and Networks for such things as scheduled maintenance and technology upgrades, or conversions to other technologies, service providers, or physical location of hardware; (ii) failures or lack of continuity of services from public cloud or third-party data center and other service providers; (iii) defects in software program(s); (iv) human and machine error; (v) acts of war and/or nature; (vi) intentional, unauthorized attacks from computer “hackers”, or cyber-attacks; and (vii) using the Systems to perpetrate identity theft through unauthorized authentication to our clients’ customers’ accounts. Most recently, the marketplace is experiencing an ever-increasing exposure to both the number and severity of cyber-attacks.  In addition, we continue to expand our use of third-party Systems and Networks with our solution offerings thereby permitting, for example, our clients’ customers to use the Internet to review account balances, order services or execute similar account management functions. Access to Networks and Systems via the Internet has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the Systems’ reliability on the availability and performance of the Internet and end users’ infrastructure they obtain through other third-party providers.

The method, manner, cause and timing of an extended interruption, outage, or security breach in third-party and/or the Networks or Systems are impossible to predict. As a result, there can be no assurances that these Networks and Systems will not fail, not suffer a security breach or that the third-party and/or our business continuity or remediation plans will adequately mitigate the negative effects of a disruption or security breach to the Networks or Systems. Further, our property, technology errors and omissions, contractual relationship with third-party providers, and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions or security breaches. Should the Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached; and/or (iii) have their data lost, corrupted or otherwise compromised, it would impede our ability to meet solution and service delivery obligations, and likely have an immediate impact to the business operations of our clients. This would most likely result in damaging our reputation as well as our long-term ability to attract and retain new clients. The loss of confidential information could result in losing the customers’ confidence, as well as imposition of penalties, fines, and/or damages.

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing solutions to our clients, we process, transmit, and store confidential and personally identifiable information (“PII”), including social security numbers, health-related information, and financial information. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations, which continue to evolve resulting in greater scrutiny over the protection of PII. In response to these evolving restrictions and regulations, including the European Union’s adoption of the General Data Protection Regulation (“GDPR”) and California Consumer Privacy Act (“CCPA”), we leverage various data protection strategies (e.g., encryption) and have implemented measures to protect against unauthorized access to such information, and comply with these laws and regulations. These measures include standard industry practices (e.g. payment card industry (“PCI”) requirements), periodic security reviews of our systems by independent parties, secure development practices, network firewalls, policy directives, procedural controls, intrusion detection systems, and antivirus applications. Due to the inherent risks and complexities to defend against cybercrime, these measures may fail to adequately protect this information. Any failure on our part to protect the privacy of PII or comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants, substantial fines/penalties, criminal prosecution, and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of PII could damage our reputation and inhibit market acceptance of our solutions. In addition, third-party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. As new laws and regulations emerge and evolve our compliance costs could increase substantially.

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Migrate Clients onto Our Solutions.

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

As a result, there is a risk that we may experience cancellations, delays, or unexpected costs associated with implementations. In addition, our inability to complete implementations in an efficient and effective manner could damage our reputation in the market place, reducing our opportunity to grow our business with both new and existing clients.

We May Not Be Successful in the Integration or Achievement of Financial Targets of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, and businesses which will provide the technology and personnel to expedite our solutions and services development efforts, provide complementary solutions, or provide access to new markets and clients.

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the assimilation of acquired operations and personnel; (iv) being bound by acquired client or vendor contracts with unfavorable terms; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain integration expectations, operating goals, and synergies; (c) costs incurred to exit current or acquired contracts or activities; (d) costs incurred to service any acquisition debt; and (e) the amortization or impairment of acquired intangible assets.

Due to the multiple risks and difficulties associated with any acquisition, there can be no assurance that we will be successful in achieving our expected strategic, operating, and financial goals for any such acquisition.

Our Business is Highly Dependent on the Global Communications Industry.

Since a large percentage of our revenues are generated from clients that operate within the global communications industry, we are highly dependent on the health and the business trends occurring within this industry (in particular for our North American cable and satellite clients).  Key factors within this industry that could potentially impact our clients’ businesses, and thus, our business, are as follows:

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

•

Market Consolidation:  The pace of consolidation within the industry continues to accelerate as communication service providers look to increase the scale of their operations and footprint within the entire communications ecosystem.  Potential byproducts of this consolidation that could impact us are as follows: (i) there could be fewer providers in the market, each with potentially greater bargaining power and economic leverage due to their larger size, which may result in our having to lower our prices to remain competitive, retain our market share, or comply with the surviving client’s current more favorable contract terms, and (ii) the controlling entity in a consolidation that is not our current client, may acquire one of our existing clients and choose to consolidate both entities onto the controlling entity’s software platform, thus reducing and possibly eliminating our business with our existing client.

Also, as consolidated entities execute upon their revenue and operational synergies, there is generally a slowdown in decision-making on discretionary spending and/or on new business initiatives.  While this could be a timing issue only, it could impact quarterly and annual results.

•

Increased Competition:  Our clients operate in a highly competitive environment. Competitors range from traditional wireline and wireless providers to new entrants like new digital native service providers such as Facebook, Apple, Netflix, Google, and Amazon. Should these competitors be successful in their strategies, it could threaten our clients’ market share, pricing power, and level of services delivered.  These threats could negatively impact our clients’ revenues, putting pressure on our source of revenues, as generally speaking, these companies do not use our core solutions and there can be no assurance that new entrants will become our clients. In addition, demand for spectrum, network bandwidth and content continues to increase and any changes in the regulatory environment could have a significant impact to not only our clients’ businesses, but in our ability to help our clients be successful.

The above industry factors are impacting our clients’ businesses, and thus could cause delays, cancellations/loss of business, and/or downward pricing pressure on our sales and services. This could cause us to either fall short of revenue expectations or have a cost model that is misaligned with revenues.

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care, billing solutions, and payment solutions is characterized by rapid changes in technology and is highly competitive with respect to the need for timely solution innovations and new solution introductions. As a result, we believe that our future success in sustaining and growing our revenues depends upon: (i) our ability to continuously expand, adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our clients without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired technologies and their widely distributed, complex worldwide operations; and (iii) creating and maintaining an integrated suite of customer care and billing solutions, which are portable to new verticals.  In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Our attempts to meet these demands subject our R&D efforts to greater risks.

As a result, substantial and effective R&D and solution investment will be required to maintain the competitiveness of our solutions in the market. Technical problems may arise in developing, maintaining, integrating, and operating our solutions as the complexities are increased. Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new solutions and/or the conversion of clients to new solutions, and depending upon the specific solution, we may also be responsible for operations of the solution.

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

A Reduction in Demand for Our Key Business Support Solutions Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Historically, a substantial percentage of our total revenues have been generated from our core cloud-based , ACP, and related solutions. These solutions are expected to continue to provide a large percentage of our total revenues in the foreseeable future. Any significant reduction in demand for ACP and related solutions could have a material adverse effect on our business.

We May Be Subject to Payments Regulation in the U.S.

Many states in which we operate have laws that govern payment activities and have implemented various definitions and licensing requirements for entities deemed to be money transmitters, including licensure. If we are deemed to be money transmitters in such states and fail to meet such state requirements at any time, we could be subject to enforcement actions and financial penalties and other costs.  An enforcement action could result in restrictions upon, or a prohibition on engaging in, the business of money transmission in one or more states and it could delay or prevent us from obtaining a money transmitter license in one or more states.  Enforcement actions could also result in reputational harm to our business and force us to cease or limit certain aspects of our business or prevent us from growing our business.  Further, laws governing payment activities may evolve and changes in such law could affect our ability to provide our solutions or services in the same form and on the same terms as we have historically, or at all.

If we must apply for money transmitter licenses in one or more states, there can be no assurance that we will be able to obtain any such licenses and such application process may be prolonged and costly.  During the application process, states may impose disclosure and vetting requirements of persons deemed in control of our business. In addition, there are substantial costs and potential solution changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to have violated applicable federal, state, and local laws and regulations, including those related to licensing and supervision, anti-money laundering, the Bank Secrecy Act, financial privacy, and cybersecurity and data security.  These factors could impose substantial additional costs and involve considerable delay to the development or provision of our solutions or services, or could require significant and costly operational changes or prevent us from providing our solutions or services in a given market. These limitations may adversely affect our ability to grow our business.

We may also be subject to card association and network rules and requirements, and violations of such rules and requirements could result in fines or the inability to use third-party networks to conduct our business.

Failure to Deal Effectively with Fraud, Fictitious Transactions, Bad Transactions, and Negative Experiences Could Increase Our Loss Rate and Harm Our Payment Processing Business, and Could Severely Diminish Merchant and Consumer Confidence in and Use of Our Services.

In the event that merchants do not fulfill their obligations to consumers or a consumer disputes a transaction for various reasons, we may incur losses as a result of chargebacks and/or claims from consumers. We would seek to recover such losses from the merchant, however, we may not be able to recover the amounts in full if the merchant is unwilling or unable to pay.  While we have established financial reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves on individual merchants may be insufficient. We may also incur losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transactions, and as a result of consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, we could lose the right to process credit card transactions, which would significantly impact our payment processing business. We have taken measures to detect and reduce the risk of fraud, including underwriting and risk management procedures and processes, but these measures need to be continually updated to address emerging means of perpetrating fraud or to accommodate new solution offerings.

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business.

Our future success depends in large part on the continued service of our key management, sales, product development, professional services, and operational personnel. We believe that our future success also depends on our ability to attract and retain highly skilled technical, managerial, operational, and sales and marketing personnel, including, in particular, personnel in the areas of R&D, professional services, and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support. This risk is heightened with a widely dispersed customer base and employee populations. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new solution delivery objectives.

Variability of Our Quarterly Revenues and Our Failure to Meet Revenue and Earnings Expectations Would Negatively Affect the Market Price of Our Common Stock.

From time to time, we may experience variability in quarterly revenues and operating results. Common causes of failure to meet revenue and operating expectations include, among others:

•	Inability to close and/or recognize revenue on certain transactions in the period originally anticipated;
•	Inability to accurately forecast payment processing transaction volumes and related transaction costs;
•	Delays in renewal of multiple or individually significant agreements;
•	Inability to renew existing client or vendor arrangements at anticipated rates;
•	Delays in timing of initiation and/or implementation of significant projects or arrangements;
•	Inability to meet client expectations materially within our cost estimates;
•	Changes in spending and investment levels;
•	Foreign currency fluctuations; and
•	Economic and political conditions.

Should we fail to meet our revenue and earnings expectations of the investment community, by even a relatively small amount, it could have a disproportionately negative impact upon the market price of our common stock.

We May be Subject to Various Anti-Money Laundering and Counter-Terrorist Financing Laws and Regulations.

We may be subject to various anti-money laundering (“AML”) and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in processing the proceeds of criminal activities. We maintain an AML Compliance Policy and Procedure applicable to our payments processing business which policy is intended to comply with any applicable U.S. federal requirements.  The laws or their application, our interpretation of the laws, and/or our services may change so that we could be subject to additional regulation and incur additional costs of compliance. We may not be able to meet additional regulatory requirements or the cost of adhering to such requirements could be substantial or could severely impact our ability to continue to maintain and/or grow our payments processing business or retain merchants or partners. The regulations of other countries and/or any increased compliance costs associated with such regulations, could prevent us from entering new markets for our services.

Our Global Operations Subject Us to Additional Risks.

We currently conduct a portion of our business outside the U.S. We are subject to certain risks associated with operating internationally including the following items:

•	Our solutions not meeting local requirements;
•	Fluctuations in foreign currency exchange rates for which a natural or purchased hedge does not exist or is ineffective;
•	Staffing and managing of our foreign operations;
•	Longer sales cycles for new contracts;
•

Longer collection cycles for client billings or accounts receivable, as well as heightened client collection risks, especially in countries with highly inflationary economies and/or restrictions on the movement of cash out of the country;

•	Trade barriers;
•	Governmental sanctions;
•	Complying with varied legal and regulatory requirements across jurisdictions;
•	Reduced protection for intellectual property rights in some countries;
•	Inability to recover value added taxes and/or goods and services taxes in foreign jurisdictions;
•	Political instability and threats of terrorism and/or war;
•	A potential adverse impact to our overall effective income tax rate resulting from, among other things:
•	Operations in foreign countries with higher tax rates than the U.S.;
•	The inability to utilize certain foreign tax credits; and
•	The inability to utilize some or all of losses generated in one or more foreign countries.

Our Global Operations Require Us To Comply With Applicable U.S. and International Laws and Regulations.

Doing business on a global basis requires our company and our subsidiaries to comply with the laws and the regulations of the U.S. government and various international jurisdictions.  In addition, the number of countries enacting anti-corruption laws and related enforcement activities is increasing. These regulations place restrictions on our operations, trade practices and trade partners. In particular, our global operations are subject to U.S. and foreign anti-corruption laws and regulations such as the Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and economic sanction programs administered by the Office of Foreign Assets Control (“OFAC”).

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

Economic sanctions programs restrict our business dealings with certain countries and individuals. As a global provider, we are exposed to a heightened risk of violating OFAC regulations. Violations of these laws and regulations are punishable by civil penalties, including fines, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. While we actively screen and monitor the global companies and individuals that we do business with, utilizing a risk-based approach, there is no guarantee that we have not or will not, through the lack of accurate information, changing client business structures, process failure, oversight, or error, have violations occur.

Our Use of Open Source Software May Subject Us to Certain Intellectual Property-Related Claims or Require Us to Re-Engineer Our Software, Which Could Harm Our Business.

We use open source software in connection with our solutions, processes, and technology. Companies that use or incorporate open source software into their products have, from time to time, faced claims challenging their use, ownership and/or licensing rights associated with that open source software. As a result, we could be subject to suits by parties claiming certain rights to what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, or controls with respect to origin of the software. Use of open source software also complicates compliance with export-related laws. While we take measures to protect our use of open source software in our solutions, open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts.

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

Finally, third parties may claim that we, our clients, licensees or other parties indemnified by us are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time consuming and costly to defend and distract management’s and technical staff’s attention and resources. Claims of intellectual property infringement also might require us to redesign affected solutions, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our solutions. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse effect on our business.

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

Substantial Impairment of Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $223 million of long-lived assets other than goodwill (principally, property and equipment, software, acquired client contracts, and client contract costs) as of December 31, 2019. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We utilize our market capitalization and/or cash flow models as the primary basis to estimate the fair value amounts used in our long-lived asset impairment valuations. If an impairment was to be recorded in the future, it could materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we were operating in over 25 leased sites around the world, representing over 650,000 square feet.

Our corporate headquarters is located in Greenwood Village, Colorado. In addition, we lease office space in the U.S. in Allen, Texas; Atlanta, Georgia; Bloomfield, New Jersey; Chicago, Illinois; Omaha, Nebraska; and Philadelphia, Pennsylvania.  The leases for these office facilities expire in the years 2020 through 2027. We also maintain leased facilities internationally in Australia, Brazil, Canada, Colombia, France, India, Ireland, Malaysia, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2020 through 2026. We utilize these office facilities primarily for the following: (i) client services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

Additionally, we lease four statement production and mailing facilities totaling approximately 350,000 square feet. These facilities are located in: (i) Omaha, Nebraska; (ii) Crawfordville, Florida; (iii) Austin, Texas; and (iv) Fort Worth, Texas. The leases for these facilities expire in the years 2021 through 2026.

We believe that our facilities are adequate for our current needs and that additional suitable space will be available as required. We also believe that we will be able to either: (i) extend our current leases as they terminate; or (ii) find alternative space without experiencing a significant increase in cost. See Note 6 to our Financial Statements for information regarding our obligations under our facility leases.

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

Bret C. Griess

President and Chief Executive Officer

Mr. Griess, 51, currently serves as our President and CEO. He joined the Company in 1996 and held a variety of positions in Operations and Information Technology, until being appointed Executive Vice President of Operations in February 2009, Chief Operations Officer in March 2011, and President in June 2015. In January 2016, Mr. Griess was appointed President and CEO and a member of our Board. Mr. Griess holds an M.A. degree in Management and a B.S. degree in Management from Bellevue University in Nebraska, and an A.A.S. degree from the Community College of the Air Force.

Rolland B. Johns

Executive Vice President and Chief Financial Officer

Mr. Johns, 50, serves as CSG’s Executive Vice President and Chief Financial Officer, where he oversees finance, accounting and treasury for the organization. Mr. Johns joined CSG in 2013 as Chief Accounting Officer, and was named to his current position in May 2018. Mr. Johns brings more than 25 years of global finance and accounting expertise to the position. Prior to joining CSG, he was an audit partner at KPMG, serving in many leadership and management roles, including lead audit engagement partner on several large public company engagements in various industries across the globe. Mr. Johns is a member of the AICPA and the Nebraska Society of Certified Public Accountants. He holds a B.S. degree in Accounting from the University of San Diego.

Brian A. Shepherd

Executive Vice President and Group President

Mr. Shepherd, 52, joined CSG in 2016. He was named Executive Vice President and Group President of CSG in October 2017. In this position, he leads the profit and loss organization for the entire global organization. Prior to this role, Mr. Shepherd served as Executive Vice President and President of Global Broadband, Cable and Satellite Business from 2016 to 2017, where he focused on accelerating the growth and strategic direction of CSG’s global broadband, cable and direct broadcast satellite business. Mr. Shepherd is an international business expert with strong management, strategy, corporate growth, customer relationship, global sales/service, and cloud transformation experience. In previous executive roles at companies such as TeleTech, Amdocs, DST Innovis, and McKinsey & Company, Mr. Shepherd built a successful history of helping companies drive and achieve their strategic growth initiatives. With more than 25 years of technology and cloud expertise serving global brands in communication, media, financial services, government, healthcare and retail, he has built wide and deep relationships with C-Suite leaders, decision-makers and policy influencers who have shaped these industries globally. Mr. Shepherd graduated Magna cum laude in Economics from Wabash College and received a Master of Business Administration degree from Harvard Business School.

Kenneth M. Kennedy

Executive Vice President, President of Technology and Product

Mr. Kennedy, 50, was named President of Technology and Product in October 2017. In this position, he oversees all product development, product management, platform architecture and operations across CSG’s solutions portfolio. His expertise and vision contribute to new innovations that enable CSG’s clients to have more agile and dynamic operations. Prior to this role, Mr. Kennedy served as CSG’s Executive Vice President of Product Development from 2016 to 2017. Prior to this role, he served as CSG’s Chief Technology Officer and Senior Vice President of Product Management, Development and Operations from 2006 to 2016, managing CSG’s software development organization and implementing technology initiatives for CSG’s solution offerings. Prior to CSG, Mr. Kennedy was one of the original founders of Telution where he served as Vice President of Software Development and Professional Services from 1998 to 2006. Prior to Telution, Mr. Kennedy worked at Andersen Consulting where he was responsible for developing highly-scalable distributed software solutions for the manufacturing, financial services, and communications industries. Mr. Kennedy received a Bachelor of Business Administration and Management Information Systems from the University of Notre Dame.

Board of Directors of the Registrant

Information related to our Board of Directors (the “Board”) is provided below.

Donald B. Reed

Mr. Reed, 75, was appointed to the Board in May 2005 and has served as CSG's non-executive Chairman of the Board since January 2010. He is presently retired. He served as CEO of Cable & Wireless Global from 2000 to 2003. Cable & Wireless Global, a subsidiary of Cable & Wireless plc, is a provider of Internet Protocol (“IP”) and data services to business customers in the U.S., United Kingdom, Europe, and Japan. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Mr. Reed’s career includes 30 years at NYNEX Corporation (now part of Verizon), a regional telephone operating company. From 1995 to 1997, Mr. Reed served NYNEX Corporation as President and Group Executive with responsibility for directing the company’s regional, national, and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed holds a B.A. degree in History from Virginia Military Institute

Bret C. Griess

Mr. Griess’ biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

David G. Barnes

Mr. Barnes, 58, was appointed to the Board in February 2014. He is currently Chief Financial Officer of Trimble Inc., a position he assumed on January 4, 2020. He served as Executive Vice President, Global Operations of Stantec Inc., a publicly traded global provider of engineering, consulting, and construction services from 2016 through 2018. From 2009 through 2016, he served as Executive Vice President and CFO of MWH Global Inc., an employee-owned engineering and construction firm. MWH Global Inc. was acquired by Stantec Inc. in 2016. From 2006 to 2008, he was Executive Vice President of Western Union Financial Services. From 2004 to 2006, Mr. Barnes served as CFO of Radio Shack Corporation, and from 1999 to 2004, he was Vice President, Treasurer, and U.S. CFO for Coors Brewing Company. Mr. Barnes holds an M.B.A. degree from the University of Chicago and a B.A. degree from Yale University.

Ronald H. Cooper

Mr. Cooper, 63, was appointed to the Board in November 2006. He most recently served as the President and CEO of Clear Channel Outdoor Americas, Inc. (an outdoor advertising company) from 2009 through 2012. Prior to this position, he was a Principal at Tufts Consulting LLC from 2006 through 2009. Previously, he spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and COO from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has served on various boards of directors and committees with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association, and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

Marwan H. Fawaz

Mr. Fawaz, 57, was appointed to the Board in March 2016. He is currently an Executive Advisor to Google and Alphabet Inc., after joining Alphabet as the CEO of Nest Labs, Inc. With more than 30 years of experience in the media, cable, telecommunications, and broadband industries, Mr. Fawaz offers a wealth of knowledge and expertise, developed from his time as Executive Vice President and CEO of Google/Motorola Mobility from 2012 to 2013 and Executive Vice President of Strategy and Operations and Chief Technology Officer of Charter Communications from 2006 to 2011. In addition, he served as Senior Vice President and Chief Technology Officer of Adelphia Communications from 2003 to 2006 and held leadership positions for other cable industry companies such as MediaOne, among others. He was the founder and principal of Sarepta Advisors, a strategic advisory and consulting group supporting the technology, media, and telecommunications industries. He holds an M.S. degree in Electrical and Communication Engineering and a B.S. degree in Electrical Engineering, both from California State University at Long Beach.

Rajan Naik

Dr. Naik, 48, was appointed to the Board in August 2018. He currently serves as Chief Strategy and Innovation Officer for Motorola Solutions, Inc., where he is responsible for the corporate strategy organization, chief technology office, venture capital portfolio, and competitive and market intelligence. Motorola Solutions creates mission-critical communication solutions, including devices, networks, software, services, and video. Prior to joining Motorola Solutions, Dr. Naik held the role of Senior Vice President, Chief Strategy Officer at Advanced Micro Devices (AMD), a provider of high-performance computing, graphics and visualization technologies. From 2000 to 2012, Dr. Naik was a Partner at McKinsey & Company in the technology/media/telecom practice. He holds a BSc. degree in Engineering from Cornell University and a Ph.D. degree in Engineering from the Massachusetts Institute of Technology.

Janice I. Obuchowski

Ms. Obuchowski, 68, was appointed to the Board in November 1997. She is the founder and President of Freedom Technologies, Inc. (a firm providing public policy, strategic, and engineering advice to companies in the communications sector, government agencies, and international clients), a position she has held since 1992. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce, Administrator for the National Telecommunications and Information Administration (“NTIA”), and as the head of international government relations at NYNEX Corporation. She also has served on several non-profit and other publicly traded company boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Frank V. Sica

Mr. Sica, 69, has served as a director of the Company since its formation in 1994. He has been a Partner of Tailwind Capital (a private equity firm) since 2006. He currently serves as a director on the boards of JetBlue Airways, Kohl’s Corporation, and Safe Bulkers, Inc. Mr. Sica holds an M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

Donald V. Smith

Mr. Smith, 77, was elected to the Board in January 2002. He is presently retired. Previously, he served as Senior Managing Director of Houlihan Lokey Howard & Zukin, Inc., an international investment banking firm with whom he had been associated from 1988 through 2009 and where he served on the board of directors. From 1978 to 1988, he served as a Principal with Morgan Stanley & Co. Inc., where he headed the company’s valuation and reorganization services. He also serves on the board of directors of several non-profit organizations. Mr. Smith holds an M.B.A. degree from the Wharton Graduate School of the University of Pennsylvania and a B.S. degree from the United States Naval Academy.

Haiyan Song

Ms. Song, 54, was appointed to the Board in January 2020. She has served as Sr. Vice President and General Manager of Security Markets for Splunk, Inc. since 2014. Prior to that, she spent four years from 2010-2014 with Hewlett Packard Enterprise Co., in engineering and general manager roles within HP’s ArcSight Business Unit. She joined Hewlett Packard following the company’s acquisition of ArcSight, Inc. in 2010. Ms. Song was Vice President of Engineering & Product with ArcSight from 2005-2010. Ms. Song holds both M.S. and B.S. degrees in Computer Science from Florida Atlantic University. She also studied at Tsinghua University in China and completed the Stanford University Graduate School of Business Executive Program in General Management in 2012.

James A. Unruh

Mr. Unruh, 79, was appointed to the Board in June 2005. He became a founding Principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation (a global information technology company) from 1987 to 1997, including serving as its Chairman and CEO from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President–Finance and CFO with Burroughs Corporation, a predecessor of Unisys Corporation. Prior to 1982, Mr. Unruh was CFO with Memorex Corporation and also held various executive positions with Fairchild Camera and Instrument Corporation, including CFO. Mr. Unruh formerly served as director on the boards for Tenet Healthcare Corporation and Prudential Financial, Inc. during the past five years. He holds an M.B.A. degree from the University of Denver and a B.S. degree from the University of Jamestown.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’.  On January 31, 2020, the number of holders of record of common stock was 126.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2014, in our common stock and in each of the two indexes, and that all dividends, if any, were reinvested.

	As of December 31,
	2014	2015	2016	2017	2018	2019
CSG Systems International, Inc.	$100.00	$146.72	$200.85	$185.42	$137.31	$227.96
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
Data Preparation and Processing Services	100.00	110.52	129.67	159.46	174.32	245.10

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	$—	3,660,880

Of the total number of securities remaining available for future issuance, 3,438,620 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 222,260 shares to be used for our employee stock purchase plan. See Note 13 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2019 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1 - October 31	37,679	$51.42	$36,800	5,015,967
November 1 - November 30	28,160	56.98	24,000	4,991,967
December 1 - December 31	31,314	54.08	30,400	4,961,567
Total	97,153	$53.89	91,200
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 12 to our Financial Statements for additional information regarding our share repurchases.

Item 6. Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues (1)(2)(3)	$996,810	$875,059	$789,582	$760,958	$752,520
Operating income (1)(2)(3)	126,109	104,932	105,685	132,629	113,140
Net income(1)(2)(3)	82,770	66,130	61,364	62,882	62,567

Weighted-average diluted shares outstanding	32,465	32,855	32,865	33,014	33,438

Diluted net income per common share	$2.55	$2.01	$1.87	$1.90	$1.87

Dividend declared per share	$0.89	$0.84	$0.79	$0.74	$0.70

Key Capital Activities:
Shares repurchased under Stock Repurchase Program (4)	576	704	500	318	1,838
Cost of shares repurchased under Stock Repurchase Program (4)	$25,457	$27,628	$20,548	$11,565	$56,959
Dividends declared	29,445	28,148	26,823	23,753	22,852

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments (1)(4)(7)	$182,657	$162,880	$261,360	$276,498	$240,936
Total assets (6)(8)	1,283,030	1,114,362	904,534	891,879	862,731
Total debt (5)(8)	356,822	359,826	331,736	416,260	279,130
Total treasury stock (4)(5)(7)	867,817	842,360	814,732	826,002	814,437
Total stockholders' equity (2)(4)(7)	396,662	361,024	342,746	251,360	345,845

(1)

During 2018, we acquired Business Ink and Forte Payment Systems, Inc., and as a result, ten and three months of their operations, respectively, are included in our 2018 results (approximately $74 million of revenue impact), and a full twelve months of their operations are included in our 2019 results (approximately $165 million impact).  The overall cost of these acquisitions was approximately $155 million and was funded with existing cash.

See Note 7 to our Financial Statements for additional discussion of these acquisitions.

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

(6)

In 2019, we adopted ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.

We adopted this ASU utilizing the effective date method of transition thus, prior period information in our Financial Statements was not adjusted.  In conjunction with the adoption of this ASU we recorded additional assets and liabilities of approximately $80 million related to the right-of-use assets and lease liabilities.

See Notes 2 and 6 to our Financial Statements for further discussion regarding the adoption of this new standard.

(7)

In December 2019, Comcast exercised 0.4 million vested stock warrants, which we net cash settled under the provisions of the warrant agreement.  The fair value of the stock warrants were $24.6 million, resulting in a net cash settlement of $12.9 million.  In January 2017, Comcast exercised 1.4 million vested stock warrants, which we net share settled under the provisions of the warrant agreement by delivering 649,221 of our common shares from treasury stock, which had a fair value of $31.5 million.  The carrying value of the shares of treasury stock delivered was $15.4 million.  See Note 12 to our Financial Statements for additional discussion of the stock warrants.

(8)

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

Acquisition Activity

During 2018, we completed the following two acquisitions:  (i) Business Ink, Co. (“Business Ink”) on February 28, 2018; and (ii) Forte Payment Systems, Inc. (“Forte”) on October 1, 2018.  These two business acquisitions have impacted the year-over-year results of operations, and as a result, amounts may not be comparable between years due to the timing of the transactions.  The comparable differences have been described below where relevant or significant.

Additionally, on January 2, 2020, we acquired certain assets of Tekzenit, Inc. (“Tekzenit”) for an initial purchase price of approximately $10 million.  The purchase agreement includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.  At this time, we expect that Tekzenit will contribute approximately $10 million to our 2020 revenues and be neutral to slightly accretive to our results from operations.  The expected impact of the Tekzenit acquisition includes estimates for costs associated with our planned integration efforts and estimates for the amortization of acquired intangible assets.  Because of the inherent uncertainties in making such estimates, the actual impact of Tekzenit on our 2020 financial performance may vary from our current expectations as we work through our integration efforts and complete the Tekzenit purchase accounting.

These acquisitions are discussed in greater detail in Note 7 to our Financial Statements.

Impact of New Lease Accounting Pronouncement

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  We adopted ASC 842 in January of 2019, utilizing the effective date method of transition.  While the adoption of this standard resulted in a material gross-up of our Balance Sheet assets and liabilities, it did not have a material impact on our Income Statement or Statement of Cash Flows.

Refer to Notes 2 and 6 to our Financial Statements for further detail regarding the adoption of ASC 842.

Management Overview

Results of Operations. A summary of our results of operations for 2019 and 2018, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2019	2018
Revenues	$996,810	$875,059
Transaction fees (1)	69,114	15,602
Operating Results:
Operating income	126,109	104,932
Operating income margin	12.7%	12.0%
Diluted EPS	$2.55	$2.01
Supplemental Data:
Restructuring and reorganization charges (2)	$4,834	$8,661
Acquisition-related costs:
Amortization of acquired intangible assets	12,603	9,699
Earn-out compensation	1,260	1,260
Transaction-related costs	-	3,653
Stock-based compensation (2)	20,896	19,650
Amortization of OID	2,819	2,664
Loss on extinguishment of debt	-	810
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

Revenues. Our revenues for 2019 were $996.8 million, a 14% increase when compared to $875.1 million for 2018, with the increase mainly attributed to the full year impact of the Business Ink and Forte acquisitions, discussed above, which generated an additional $91 million of combined revenues in 2019 over that in 2018, and the remaining increase due primarily to our cloud solutions and managed services arrangements.

Operating Results.  Operating income for 2019 was $126.1 million, or a 12.7% operating income margin percentage, compared to $104.9 million, or a 12.0% operating income margin percentage for 2018, with the increase in operating income primarily a result of the higher revenues generated in 2019.

Diluted Earnings Per Share (“EPS”).  Diluted EPS for 2019 was $2.55 compared to $2.01 for 2018, reflective of the higher operating income for 2019.  Additionally, 2019 diluted EPS was positively impacted by a lower effective income tax rate resulting primarily from an approximately $4 million net income tax benefit related to Comcast’s exercise of 0.4 million vested common stock warrants.

Balance Sheet and Cash Flows.  As of December 31, 2019, we had cash, cash equivalents, and short-term investments of $182.7 million, as compared to $162.9 million as of December 31, 2018.  Cash flows from operating activities for 2019 were $151.1 million, compared to $143.3 million for 2018.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Comcast.  Comcast continues to be our largest client.  For 2019 and 2018, revenues from Comcast were $229 million and $221 million, respectively, representing approximately 23% and 25% of our total revenues.  On December 16, 2019, we entered into a new CSG Master Subscriber Management System Agreement with Comcast (the “Agreement”) which supersedes all previous agreements with Comcast.  The key terms of the Agreement are as follows:

•

The Agreement is effective January 1, 2020, and extends our contractual relationship with Comcast through December 31, 2024 for cloud and related solutions, and through December 31, 2025 for print and mail services for residential customer accounts.  In addition, the Agreement provides Comcast with the option to extend the cloud and related services for one additional year by exercising the renewal option no later than June 30, 2023.

•	We maintain the exclusive right to provide print and mail services to all Comcast residential customer accounts through December 31, 2025.
•

The fees to be generated under the Agreement will be based primarily on monthly charges for cloud and related services per Comcast residential customer account, and various other ancillary services based on actual usage.  Certain of the per-unit fees include volume-based pricing tiers, and may be subject to annual price escalators.

•

The Agreement contains certain financial commitments associated with the number of Comcast residential customer accounts that are to be processed on our systems, with such commitments decreasing over the life of the Agreement.  However, if Comcast chooses to process fewer customer accounts on our systems than the committed amounts, the monthly fees to be paid by Comcast will be based on the higher number of committed customer accounts for the applicable billing period.

•	The Agreement includes potential financial incentives related to Comcast’s efficient use of our systems.
•

The Agreement contains certain rights and obligations of both parties, including the following key items:  (i) the termination of the Agreement under certain conditions; (ii) various service level commitments; and (iii) remedies and limitation on liabilities associated with specified breaches of contractual obligations.

When compared to the previous agreement, we provided overall pricing adjustments of approximately 10% to Comcast, which in effect, will reduce the current fees we will receive from Comcast.  The anticipated revenue impact in both the near and long terms may vary depending on the type of service consumed by Comcast.  The impact from the Agreement is only an estimate and actual results may vary depending upon a variety of factors.  We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

A copy of the Agreement, with confidential information redacted, is filed as exhibit 10.27 to this Form 10-K.

Charter. Charter is our second largest client.  For 2019 and 2018, revenues from Charter were $195 million and $179 million, respectively, representing approximately 20% of our total revenues for both years.  Our agreement with Charter runs through December 31, 2021, with an option to extend the agreement for an additional one-year term.

A copy of the Charter agreements and related amendments, with confidential information redacted, are included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following (in thousands):

	2019	2018	2017
Cost of revenues:
Cloud and related solutions	$3,624	$3,568	$3,573
Software and services	893	904	895
Maintenance	67	64	357
Research and development	2,657	2,483	3,103
Selling, general and administrative	13,655	12,631	12,854
Restructuring	(977)	(292)	267
Total stock-based compensation expense	$19,919	$19,358	$21,049

See Notes 2 and 13 to our Financial Statements for additional discussion of our stock-based compensation expense.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets is included in the following (in thousands):

	2019	2018	2017
Cost of revenues:
Cloud and related solutions	$9,048	$5,229	$1,065
Maintenance	3,555	4,470	5,799
Total amortization expense	$12,603	$9,699	$6,864

The increases in amortization of acquired intangible assets between years are due to the amortization of the intangible assets acquired with the Business Ink and Forte acquisitions in 2018, discussed above, thus 2019 having the full year impact.  See Note 4 to our Financial Statements for additional discussion of our acquired intangible assets and related amortization.

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

Revenue Recognition.  In accordance with ASC 606, revenue is recognized upon conclusion that a contract with a client exists. Such conclusion is made by us when the contract is legally enforceable and certain criteria, including collectability, are met.  In making our determination of collectability, we consider a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the client’s specific credit worthiness, evidenced by its current financial position and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the client’s current accounts receivable status and/or its historical payment patterns with us (as applicable); (iii) the economic condition of the industry in which the client conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the client is domiciled and/or conducts the majority of its business.  The evaluation of these factors, and the ultimate determination of collectability, requires significant judgments to be made by us.  The judgments made in this area could have a significant effect to the amount and timing of revenue recognized in any period.

Our contracts with clients include cloud-based revenue management solution arrangements, managed services arrangements, cloud-based payment processing transaction services, software license and service arrangements, professional services arrangements, and bundled service arrangements.  The revenue recognition policies that involve the most complex and subjective decisions or assessments that may have a material impact on our operations relate to the accounting for cloud-based revenue management solution arrangements, software license and service arrangements, and bundled service arrangements.

Our cloud-based revenue management solution arrangements are complex agreements that typically include multiple performance obligations.  Key factors considered in accounting for cloud-based revenue management solution arrangements include the following criteria:  (i) identification of performance obligations within the contract; (ii) determination of the transaction price given the variable nature of the consideration and significance of the consideration; (iii) determination of stand-alone selling price for each performance obligation and the allocation of value between the performance obligations; and (iv) calculation of revenue recognized in each period. The evaluation of these factors and ultimate revenue recognition decision requires significant judgements to be made by us.  Depending on the significance of variable consideration, number of solutions/services, complex pricing structures and long-term nature of these types of contracts, the judgements and estimates made in this area could have a significant effect on the amount and timing of revenue recognized in any period.  In addition, certain solutions and arrangements require us to make an assessment of whether we are a principal to the transaction (gross revenue) or an agent to the transaction (net revenue). Such assessments can have a significant effect on the amount of revenue recognized.

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

Our contracts typically include service level agreements or other incentives that may result in refunds or credits to our clients.  Under ASC 606, failure to meet service level standards under the terms of the contract represent adjustments to the overall consideration (reductions in revenue) and may need to be estimated at the outset of the arrangement as part of the overall variable consideration.  Such estimates require significant judgement by us and may impact the amount and/or timing of the revenue recognized.

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

One of the more complex items within our income tax expense is the determination of our annual research and experimentation income tax credit (“R&D credit”).  We have incurred approximately $100 - $130 million annually in R&D expense over the last three years.  The calculation of the R&D tax credit involves the identification of qualifying projects, and then an estimation of the qualifying costs for such projects.  Because of the size, nature, and the number of projects worked on in any given year, the calculation can become complex and certain judgments are necessary in determining the amount of the R&D credits claimed.

Loss Contingencies. In the ordinary course of business, we are subject to claims (and potential claims) related to various items including but not limited to the following:  (i) legal and regulatory matters; (ii) vendor contracts; (iii) solution and service delivery matters; and (iv) labor matters.  Accounting and disclosure requirements for loss contingencies requires us to assess the likelihood of any adverse judgments in or outcomes to these matters, as well as the potential ranges of probable losses. A determination of the amount of reserves for such contingencies, if any, is based on an analysis of the issues, often with the assistance of legal counsel.  The evaluation of such issues, and our ultimate accounting and disclosure decisions, are by their nature, subject to various estimates and highly subjective judgments. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary.  Due to the potential significance of these issues, such an adjustment could be material.

Detailed Discussion of Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity for the year ended December 31, 2019 compared to the year ended December 31, 2018.  For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019.

Total Revenues. Total revenues for 2019 were $996.8 million, a 14% increase when compared to $875.1 million for 2018.  This increase in total revenues can be mainly attributed to the full year impact the Business Ink and Forte acquisitions, which generated an additional $91 million of combined revenues in 2019 over that in 2018 due to the timing of the transactions, and the remaining increase due primarily to our cloud solutions and managed services arrangements.

The components of total revenues, discussed in more detail below, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues:
Cloud and related solutions	$896,164	$766,377	$651,010
Software and services	52,364	58,101	62,892
Maintenance	48,282	50,581	75,680
Total revenues	$996,810	$875,059	$789,582

Cloud and Related Solutions Revenues. Cloud and related solutions revenues for 2019 increased 17% to $896.2 million, from $766.4 million for 2018.  The year-over-year increase can be primarily attributed to the full year impact the Business Ink and Forte acquisitions, which generated an additional $91 million of combined revenues in 2019 over that in 2018, and the remaining increase due to our cloud solutions and managed services arrangements.

Amortization of the investments in client contracts intangible asset (reflected as a reduction of cloud and related solutions revenues) for 2019, 2018, and 2017 was $6.0 million, $11.1 million, and $7.4 million, respectively.

Software and Services Revenues. Software and services revenues for 2019 decreased 10% to $52.4 million, from $58.1 million for 2018, with the decrease primarily attributed to the continued shift in our focus towards longer-term managed services arrangements, which are included in our cloud and related solutions revenues.

Maintenance Revenues.  Maintenance revenues for 2019 decreased 5% to $48.3 million, from $50.6 million for 2018, with the decrease reflective of our decreasing software revenues and also impacted by the timing of maintenance renewals and related revenue recognition.

We continue to transition our focus towards more predictable recurring revenue models with our longer-term managed services arrangements and delivery of our cloud-based solutions and away from software and services revenues with related maintenance agreements.

Total Operating Expenses.  Our operating expenses for 2019 increased 13% to $870.7 million, from $770.1 million for 2018, with over 85% of this increase mainly attributed to the full year impact of the Business Ink and Forte businesses operating expenses being included in our results, to include an additional $53.5 million of transaction fees and $3.8 million of acquisition amortization, year-over-year.

Cost of Revenues (Exclusive of Depreciation).  The components of total expenses are discussed in more detail below.

The components of cost of revenues, discussed in more detail below, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues:
Cloud and related solutions	$472,391	$392,801	$315,006
Software and services	31,719	34,870	39,018
Maintenance	21,012	22,149	40,787
Total cost of revenues	$525,122	$449,820	$394,811

Cost of Cloud and Related Solutions (Exclusive of Depreciation).  The cost of cloud and related solutions revenues consists principally of the following: (i) computing capacity and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) transaction fees-interchange and other payment-related fees to third-party payment processors and financial institutions;  (iv) client support organizations (e.g., our client support call center, account management, etc.); (v) various product delivery and support organizations (e.g., managed services delivery, product management, product maintenance, etc.); (vi) facilities and infrastructure costs related to the statement production and support organizations; and (vii) amortization of acquired intangibles. The costs related to new solution development (including significant enhancements to existing solutions and services) are included in R&D expense.

The cost of cloud and related solutions for 2019 increased 20% to $472.4 million, from $392.8 million for 2018.  This increase can be mainly attributed to the cloud and related solutions expense of the acquired Business Ink and Forte businesses included in our results, to include transaction fees and acquisition amortization, and is also reflective of the increase in non-acquisition-related cloud and related solutions revenues between years.  Total cloud and related solutions cost of revenues as a percentage of our cloud and related solutions revenues for 2019, 2018, and 2017, were 52.7%, 51.3%, and 48.4%, respectively (with 2019 and 2018 reflective of transaction fees of $69.1 million and $15.6 million, respectively).

Cost of Software and Services (Exclusive of Depreciation).  The cost of software and services revenues consists principally of the following: (i) professional services organization; (ii) various product support organizations (e.g., delivery, etc.); (iii) facilities and infrastructure costs related to these organizations; and (iv) third-party software costs and/or royalties related to certain software products.  The costs related to new solution development (including significant enhancements to existing solutions and services) are included in R&D expense.

The cost of software and services for 2019 was $31.7 million, a 9% decrease when compared to $34.9 million for 2018.  This decrease is reflective of the lower software and services revenues and as a result, personnel and the related costs previously allocated to professional services projects have been reassigned to other areas of the business.  Total cost of software and services as a percentage of our software and services revenues for 2019, 2018, and 2017 were 60.6%, 60.0%, and 62.0%, respectively.

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

The cost of maintenance for 2019 decreased 5% to $21.0 million, from $22.1 million for 2018, with the decrease primarily due to lower amortization expense for certain acquired intangible assets.  Total cost of maintenance as a percentage of our maintenance revenues for 2019, 2018, and 2017 were 43.5%, 43.8%, and 53.9%, respectively.

R&D Expense (Exclusive of Depreciation).  R&D expense for 2019 was $128.0 million, a 3% increase when compared to $124.0 million for 2018, with the increase mainly attributed to the R&D costs associated with the acquired Forte business.

Our R&D efforts are focused on the continued evolution of our solutions that enable global service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

As a percentage of total revenues, R&D expense for 2019, 2018, and 2017 was 12.8%, 14.2%, and 14.3%, respectively (with the percentage decrease in 2019 reflective of a full year of transaction fees of $69.1 million).  We anticipate the level of R&D investment in the near-term to be relatively consistent with 2019.

Selling, General and Administrative Expense (“SG&A”) (Exclusive of Depreciation).  SG&A expense for 2019 increased 13% to $191.3 million, from $169.3 million for 2018. The increase in SG&A expense between 2019 and 2018 is primarily due to the SG&A costs related to the acquired Forte business, and an increase in employee-related costs.  As a percentage of total revenues, SG&A expense for 2019, 2018, and 2017 was 19.2%, 19.3% and 19.5%, respectively.

Depreciation Expense.  Depreciation expense for all property and equipment is reflected separately in the aggregate and is not included in the cost of revenues or the other components of operating expenses.  Depreciation expense for 2019 was $21.4 million, a 17% increase from $18.3 million for 2018.  The increase can be primarily attributed to depreciation expense from the acquired Business Ink and Forte assets and the full year impact of our increased level of capital expenditures during 2018.

Restructuring and Reorganization Charges. In 2019 and 2018, we implemented various cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $4.8 million and $8.7 million, respectively.  These initiatives included: (i) reducing and reorganizing our workforce to further align it around our long-term growth initiatives; (ii) the abandonment of space at some of our facility locations; and (iii) the reversal of a liability related to a previous disposition of a business.

See Note 8 to our Financial Statements for additional information regarding these initiatives.

Operating Income.  Operating income and operating income margin for 2019 was $126.1 million, or 12.7% of total revenues, compared to $104.9 million, or 12.0% of total revenues for 2018.  The increase in operating income can be primarily attributed to the higher revenues generated in 2019.

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

Income Tax Provision.  Our effective income tax rates for 2019, 2018, and 2017 were as follows:

2019 (1)(2)	2018 (2)	2017
22%	24%	30%
(1)

As a result of Comcast’s exercise of their remaining 0.4 million of vested stock warrants in December 2019 (see Note 12 to our Financial Statements), we received an additional income tax benefit of approximately $4 million due to the stock warrants appreciating in value since the grant date.

(2)

Our 2019 and 2018 effective income tax rates reflect the impact of the U.S. Tax Cuts and Jobs Act (see Note 9 to our Financial Statements), which reduced the U.S. base corporate rate of income taxation from 35% to 21% applicable to taxable years beginning after December 31, 2017.

Liquidity

Cash and Liquidity.  As of December 31, 2019, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $182.7 million, compared to $162.9 million as of December 31, 2018. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

During the first quarter of 2018, we refinanced our 2015 Credit Agreement which extended the term of the loan to March 2023 as well as obtained a reduction in the interest rate and other fees.  The 2018 Credit Agreement increased our liquidity and capital resources position by approximately $30 million.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of December 31, 2019, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2019, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31,	December 31,
	2019	2018
Americas (principally the U.S.)	$125,309	$110,385
Europe, Middle East and Africa	50,477	45,884
Asia Pacific	6,871	6,611
Total cash, cash equivalents and short-term investments	$182,657	$162,880

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences. As of December 31, 2019, we had $2.7 million of cash restricted as to use to collateralize outstanding letters of credit.

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

The primary use of our cash is to fund our operating activities. Over half of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. The other primary cash requirements for our operating expenses consist of: (i) computing capacity and related services and communication lines for our outsourced cloud-based business; (ii) paper, envelopes, and related supplies for our statement processing solutions; (iii) transaction fees paid in conjunction with the delivery of services under our payment services contracts; (iv) hardware and software; and (v) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments.  A summary of our material contractual obligations is provided below.

Our 2019 and 2018 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2019:
March 31 (1)(2)	$42,003	$(29,177)	$12,826
June 30 (2)	46,072	(30,469)	15,603
September 30	44,210	34,888	79,098
December 31	40,342	3,207	43,549
Total	$172,627	$(21,551)	$151,076

2018:
March 31 (1)	$38,247	$(8,392)	$29,855
June 30 (2)	38,476	(42,117)	(3,641)
September 30	34,888	12,167	47,055
December 31	46,646	23,426	70,072
Total	$158,257	$(14,916)	$143,341
(1)

Cash flows from operating activities for the first quarter of 2019 and 2018 reflect the negative impacts of the payment of the 2018 and 2017 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for those items.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2019:
March 31	$247,833	$(2,897)	$244,936	65
June 30	268,656	(2,861)	265,795	67
September 30	245,972	(3,356)	242,616	67
December 31	247,793	(3,735)	244,058	63

2018:
March 31	$217,018	$(3,967)	$213,051	70
June 30	243,874	(3,961)	239,913	67
September 30	250,913	(4,182)	246,731	68
December 31	238,942	(3,115)	235,827	66

As of December 31, 2019 and 2018, approximately 95% of our billed accounts receivable balance, for both periods, was less than 60 days past due.

As a result of the Business Ink and Forte acquisitions in 2018, we have seen an increase in our gross and net billed accounts receivable balances.  Additionally, we may experience fluctuations in our accounts receivable balance due to the timing around certain recurring client payments at quarter-end.  However, these recurring monthly payments that cross a reporting period-end do not raise any collectability concerns, as payment is generally received subsequent to quarter-end.  All other changes in our gross and net billed accounts receivable reflect the normal fluctuations in the timing of client payments at quarter-end, as evidenced by our relatively consistent DBO metric over the past several quarters.

As a global provider of software and professional services, a portion of our accounts receivable balance relates to clients outside the U.S.  This diversity in the geographic composition of our client base may adversely impact our DBOs as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions.  For example, our ability to bill (i.e., send an invoice) and collect arrangement fees may be dependent upon, among other things: (i) the completion of various client administrative matters, local country billing protocols and processes (including local cultural differences), and/or non-client administrative matters; (ii) meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

Other Current and Non-Current Assets and Liabilities

The increase in other current and non-current assets in 2019 is due primarily to additional client contract costs related to client conversion/set-up activities and direct material costs to fulfill our cloud-based solution arrangements.

Cash Flows From Investing Activities.  Our typical investing activities consist of purchases/sales of short-term investments, purchases of property and equipment, and investments in client contracts, which are discussed below.  Additionally, our recent investing activities also include acquisition and investment activities related to: (i) the acquisitions of the Business Ink and Forte businesses in 2018 that resulted in payments in 2019 and 2018 of $13.2 million and $142.0 million, respectively, (see Note 7 of our Financial Statements); and (ii) investments in a payment technology and services company in 2019 and 2018 of $4.0 million and $2.8 million, respectively (see Note 2 of our Financial Statements).  All of these activities are included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments

During 2019 and 2018, we purchased $54.3 million and $75.0 million, respectively, and sold or had mature $52.1 million and $190.8 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment

Our annual capital expenditures for software, property and equipment for 2019 and 2018 were $37.3 million and $57.1 million, respectively.  Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure items.

Cash Flows From Financing Activities.  Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock

Proceeds from the issuance of common stock for 2019 and 2018 were $2.2 million and $2.3 million, respectively, and relate primarily to employee stock purchase plan purchases.

Repurchase of Common Stock

During 2019 and 2018, we repurchased approximately 576,000 shares and 704,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $25.5 million and $27.6 million, respectively.

Additionally, outside of our Stock Repurchase Program, during 2019 and 2018, we repurchased from our employees and then canceled approximately 117,000 shares and 159,000 shares, of our common stock for $5.1 million and $7.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through December 31, 2019 and, 2018, we have paid $30.9 million and $34.7 million, respectively, for our total repurchases of common stock, with the differences in the amounts accrued attributed to the timing of the settlement.

Cash Dividends Paid on Common Stock

During 2019 and 2018, the Board approved dividend payments totaling $29.4 million and $28.1 million, respectively, of which $29.1 million and $28.0 million, respectively, had been paid through December 31, 2019 and 2018 (with the differences attributed to unvested incentive shares that are paid upon vesting).

Common Stock Warrants

During the fourth quarter of 2019, Comcast exercised the remaining 0.4 million of their vested common stock warrants, which we net cash settled under the provisions of the warrant agreement for $12.9 million.  See Note 12 to our Financial Statements for further discussion of Comcast’s exercise of their common stock warrants.

Long-term Debt

During the first quarter of 2018, we refinanced our 2015 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2018 Credit Agreement, resulting in a net increase of available cash of $30.0 million.  As part of the refinancing, we paid $1.5 million of deferred financing costs.

Additionally, during 2019 and 2018, we made principal repayments of $7.5 million and $5.6 million, respectively, on our long-term debt balance.  See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Balance Sheets but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2019, and the future periods in which such obligations are expected to be settled in cash (in thousands).

		Less than			More than
	Total	1 Year	Years 2-3	Years 4-5	5 Years
Long-term debt	$542,707	$25,164	$57,402	$117,728	$342,413
Facility and equipment leases	105,839	17,749	35,229	27,952	24,909
Purchase obligations	376,799	84,563	130,680	107,945	53,611
Total	$1,025,345	$127,476	$223,311	$253,625	$420,933

The contractual obligation amounts reflected for our long-term debt are based upon the following assumptions:

(i)

Our 2016 Convertible Notes will remain outstanding through their maturity date of March 15, 2036 (although the 2016 Convertible Notes can be converted during the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 and holders may require us to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 14, 2026, and March 15, 2031); upon settlement, our cash obligation will not exceed the principal amount; and interest paid through maturity is at a rate of 4.25%; and

(ii)

Our 2018 Credit Agreement includes the mandatory quarterly amortization payments on the term loan as of December 31, 2019, and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2019.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Our operating leases are discussed in Note 6 to our Financial Statements.  As of December 31, 2019, our purchase obligations consist primarily of our expected minimum base fees under the Ensono service agreement, which includes embedded lease components related to processors at our outsourced data center environment (discussed in Notes 6 and 11 to our Financial Statements).

Of the total contractual obligations and commercial commitments above, approximately $490 million is reflected on our Balance Sheet.

Off-Balance Sheet Arrangements

None

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of December 31, 2019, we had cash, cash equivalents, and short-term investments of $182.7 million, of which approximately 64% is in U.S. Dollars and held in the U.S.  We have $2.7 million of restricted cash included in cash and cash equivalents, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Loan Facility.  We currently have a $200 million revolving loan facility, our 2018 Revolver. As of December 31, 2019, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of December 31, 2019, we had 5.0 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement places certain limitations on our ability to repurchase our common stock.

Under our Stock Repurchase Program, we may repurchase shares in the open market or in privately negotiated transactions, including through an accelerated stock repurchase plan or under a SEC Rule 10b5-1 plan.  The actual timing and amount of share repurchases are dependent on the current market conditions and other business-related factors.  Our common stock repurchases are discussed in more detail in Note 11 to our Financial Statements.

During 2019, we repurchased 0.6 million shares of our common stock for $25.5 million (weighted-average price of $44.17 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during 2019, we repurchased from our employees and then cancelled 0.1 million shares of our common stock for $5.1 million in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

•

Cash Dividends.  During the year ended December 31, 2019, the Board declared dividends totaling $29.4 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions.  In July 2019, we paid approximately $13 million of the remaining purchase price from the 2018 Forte acquisition, that had been held back subject to certain tax filings.  Additionally, the Forte purchase agreement includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.  As of December 31, 2019, we have made no earn-out payments.

In January 2020, we acquired certain assets of Tekzenit for an initial purchase price of approximately $10 million.  The purchase agreement includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.

These acquisitions were funded from currently available cash.  Our acquisitions are discussed in more detail in Note 7 to our Financial Statements.  As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients and expansion into verticals outside the global communications market.

•

Equity Method Investment.  In the first quarter of 2019, we made an additional $4 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of December 31, 2019, we held an 8% noncontrolling interest with a carrying value of $6.6 million.  See Note 2 to our Financial Statements for additional discussion.

•	Capital Expenditures. During 2019, we spent $37.3 million on capital expenditures. As of December 31, 2019, we have made no significant capital expenditure commitments.
•

Stock Warrants.  We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  In December 2019, Comcast exercised their remaining 0.4 million of vested Stock Warrants, which we net cash settled under the provision of the Warrant Agreement.  The fair value of the Stock Warrants was $24.6 million (weighted-average price of $56.12 per share), resulting in a net cash settlement of $12.9 million.  As of December 31, 2019, approximately 1.0 million Stock Warrants are outstanding, none of which are vested.

The Stock Warrants are discussed in more detail in Note 12 to our Financial Statements.

•

Long-Term Debt.  As of December 31, 2019, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement term loan borrowings of $136.9 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current then interest rates) for the next twelve months is $10.3 million, and $5.1 million, respectively.  We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of December 31, 2019, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the December 31, 2019 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments.  Our cash and cash equivalents as of December 31, 2019 and 2018 were $156.6 million and $139.3 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2019 and 2018 were $26.1 million and $23.6 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of our clients related to our payment processing services. As of December 31, 2019 and 2018, we had $169.3 million and $124.6 million, respectively, of cash collected on behalf of our clients which is held for an established holding period until settlement with the client.  The holding period is generally one to four business days depending on the payment model and contractual terms with the client.  During the holding period, cash is held in accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our clients.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not record our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of December 31, 2019, the fair value of the 2016 Convertible Notes was estimated at $262.8 million using quoted market prices.

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

During the year ended December 31, 2019, we generated approximately 88% of our revenues in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenues in U.S. dollars.

As of December 31, 2019 and 2018, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2019		December 31, 2018
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(30)	$1,786	$(3)	$1,848
Euro	(76)	11,284	(448)	7,482
U.S. Dollar	(117)	18,890	(632)	18,044
South African Rand	-	7,602	-	270
Other	(6)	1,065	(7)	957
Totals	$(229)	$40,627	$(1,090)	$28,601

A hypothetical adverse change of 10% in the December 31, 2019 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CSG Systems International, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes  (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Omaha, Nebraska
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of ASC Topic 842 in 2019

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC Topic 842, Leases (ASC 842). The Company adopted the standard using the effective date method, and as such, the 2018 and 2017 comparative information in the financial statements has not been adjusted and continues to be as previously reported.

Adoption of ASC Topic 606 in 2018

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of revenue recognition in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The Company adopted the standard using the cumulative effect method, and as such, the 2017 comparative information in the financial statements has not been adjusted and continues to be as previously reported.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of amendments, change requests, or statements of work with significant clients

As discussed in Note 3 to the consolidated financial statements, the Company generated 43% of its revenues from its significant clients. The contracts with these clients are subject to modification in the form of amendments, change requests, or statements of work (contract modifications), which can occur frequently. The Company’s accounting for customer contracts requires judgments regarding whether each contract modification is treated as a separate contract or modification of an existing contract. The judgments made in this area, specifically those related to significant clients, could impact the timing of revenue recognized.

We identified the evaluation of contract modifications with significant clients as a critical audit matter.  In particular, assessing the Company’s judgments regarding whether each contract modification is treated as a separate contract or a modification of an existing contract required a higher degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls over monitoring and evaluating contract modifications with significant clients. For certain contract modifications with significant clients, we performed an independent analysis of the accounting treatment as a separate contract or a modification of an existing contract. We compared our conclusions to those made by the Company for each selected contract modification.

Assessment of estimate of total expected hours to complete software and services projects

As discussed in Note 2 to the consolidated financial statements, the Company's software and services revenues relate primarily to software license sales and professional services. The initial sale of software products generally requires significant production, modification or customization. The Company has determined that the delivery of the software license and the related professional services required to implement the software represent one combined performance obligation that is satisfied over time based of hours worked (hours-based method). To determine the amount of revenue to record at each reporting period, the Company estimates the total expected hours necessary to complete a project, and records revenue proportional to the hours incurred to date compared to total expected hours. Accordingly, the revenue recognized for these contracts is dependent upon estimates of the total expected hours necessary to complete projects. The Company’s revenue from software and services totaled $52 million during the year.

We identified the assessment of the Company’s estimate of total expected hours to complete software and services projects as a critical audit matter. There was subjectivity in performing audit procedures due to the nature of the estimates and assumptions about future events, which could impact the timing of the revenue recognized.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process of estimating of expected hours to complete a project. We assessed the Company’s historical accuracy in estimating expected hours by performing a retrospective analysis of actual hours incurred compared to initially estimated hours for a sample of completed and in-progress customer contracts. For a sample of in-progress customer contracts, we read the customer contract to understand the nature and complexity of the work to be performed. In addition, we compared the estimate of total expected hours as of December 31, 2019 to the initial estimate of total expected hours. Based on this comparison, we examined documentation evidencing the change in scope of work, for certain contracts.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Omaha, Nebraska
February 21, 2020

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$156,548	$139,277
Short-term investments	26,109	23,603
Total cash, cash equivalents and short-term investments	182,657	162,880
Settlement assets	169,327	124,627
Trade accounts receivable:
Billed, net of allowance of $3,735 and $3,115	244,058	235,827
Unbilled	33,450	37,227
Income taxes receivable	4,297	6,720
Other current assets	35,293	32,286
Total current assets	669,082	599,567
Non-current assets:
Property and equipment, net of depreciation of $98,029 and $93,278	84,429	81,813
Operating lease right-of-use assets	94,847	-
Software, net of amortization of $125,437 and $119,381	32,526	36,400
Goodwill	259,164	255,816
Acquired client contracts, net of amortization of $93,767 and $82,692	55,105	65,456
Client contract costs, net of amortization of $31,526 and $43,051	50,746	37,289
Deferred income taxes	9,392	11,087
Other assets	27,739	26,934
Total non-current assets	613,948	514,795
Total assets	$1,283,030	$1,114,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,313	$7,500
Operating lease liabilities	22,442	-
Client deposits	38,687	36,889
Trade accounts payable	32,704	45,386
Accrued employee compensation	77,527	61,107
Settlement liabilities	168,342	123,613
Deferred revenue	45,094	40,236
Income taxes payable	2,806	218
Other current liabilities	20,778	35,442
Total current liabilities	418,693	350,391
Non-current liabilities:
Long-term debt, net of unamortized discounts of $10,053 and $14,549	346,509	352,326
Operating lease liabilities	78,936	-
Deferred revenue	18,552	17,527
Income taxes payable	2,543	2,284
Deferred income taxes	6,376	8,205
Other non-current liabilities	14,759	22,605
Total non-current liabilities	467,675	402,947
Total liabilities	886,368	753,338
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 3,661 and 4,460 shares reserved for employee stock purchase plan and stock incentive plans; 32,891 and 33,158 shares outstanding	696	693
Common stock warrants; zero and 439 warrants vested; 950 and 1,425 issued	-	9,082
Additional paid-in capital	454,663	441,417
Treasury stock, at cost; 35,356 and 34,779 shares	(867,817)	(842,360)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	16	2
Cumulative foreign currency translation adjustments	(39,519)	(42,937)
Accumulated earnings	848,623	795,127
Total stockholders' equity	396,662	361,024
Total liabilities and stockholders' equity	$1,283,030	$1,114,362

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues	$996,810	$875,059	$789,582

Cost of revenues (exclusive of depreciation, shown separately below)	525,122	449,820	394,811
Other operating expenses:
Research and development	127,994	124,034	113,215
Selling, general and administrative	191,329	169,308	153,695
Depreciation	21,422	18,304	13,380
Restructuring and reorganization charges	4,834	8,661	8,796
Total operating expenses	870,701	770,127	683,897
Operating income	126,109	104,932	105,685
Other income (expense):
Interest expense	(17,748)	(17,667)	(16,794)
Amortization of original issue discount	(2,819)	(2,664)	(2,790)
Interest and investment income, net	1,785	2,646	3,246
Loss on extinguishment of debt	-	(810)	-
Other, net	(1,604)	550	(1,637)
Total other	(20,386)	(17,945)	(17,975)
Income before income taxes	105,723	86,987	87,710
Income tax provision	(22,953)	(20,857)	(26,346)
Net income	$82,770	$66,130	$61,364

Weighted-average shares outstanding:
Basic	32,051	32,488	32,415
Diluted	32,465	32,855	32,865

Earnings per common share:
Basic	$2.58	$2.04	$1.89
Diluted	2.55	2.01	1.87

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$82,770	$66,130	$61,364
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,418	(14,203)	16,479
Unrealized holding gains on short-term investments arising during period	14	90	71
Other comprehensive income (loss), net of tax	3,432	(14,113)	16,550
Total comprehensive income, net of tax	$86,202	$52,017	$77,914

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
BALANCE, January 1, 2017	32,261	$672	$16,007	$391,209	$(826,002)	$(45,372)	$714,846	$251,360

Comprehensive income:
Net income	-	-	-	-	-	-	61,364
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	71	-
Foreign currency translation adjustments	-	-	-	-	-	16,479	-
Total comprehensive income								77,914
Repurchase of common stock	(749)	(2)	-	(10,099)	(20,548)	-	-	(30,649)
Issuance of common stock pursuant to employee stock purchase plan	50	-	-	1,776	-	-	-	1,776
Issuance of restricted stock pursuant to stock-based compensation plans	649	6	-	(6)	-	-	-	-
Cancellation of restricted stock issued pursuant to stock-based compensation plans	(39)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	20,996	-	-	-	20,996
Issuance of common stock warrants	-	-	9,082	-	-	-	-	9,082
Exercise of common stock warrants	649	6	(16,007)	641	15,360	-	-	-
Repurchase of convertible notes, net of tax	695	7	-	22,574	16,458	-	-	39,039
Dividends	-	-	-	-	-	-	(26,772)	(26,772)
BALANCE, December 31, 2017	33,516	689	9,082	427,091	(814,732)	(28,822)	749,438	342,746

Comprehensive income:
Net income	-	-	-	-	-	-	66,130
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	90	-
Foreign currency translation adjustments	-	-	-	-	-	(14,203)	-
Total comprehensive income								52,017
Repurchase of common stock	(862)	-	-	(7,339)	(27,628)	-	-	(34,967)
Issuance of common stock pursuant to employee stock purchase plan	71	-	-	2,311	-	-	-	2,311
Issuance of restricted stock pursuant to stock-based compensation plans	553	5	-	(5)	-	-	-	-
Cancellation of restricted stock issued pursuant to stock-based compensation plans	(120)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	19,358	-	-	-	19,358
Dividends	-	-	-	-	-	-	(28,003)	(28,003)
Adjustments due to adoption of new accounting standards	-	-	-	-	-	-	7,562	7,562
BALANCE, December 31, 2018	33,158	693	9,082	441,417	(842,360)	(42,935)	795,127	361,024

Comprehensive income:
Net income	-	-	-	-	-	-	82,770
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	14	-
Foreign currency translation adjustments	-	-	-	-	-	3,418	-
Total comprehensive income								86,202
Repurchase of common stock	(693)	-	-	(5,068)	(25,457)	-	-	(30,525)
Issuance of common stock pursuant to employee stock purchase plan	55	-	-	2,227	-	-	-	2,227
Issuance of restricted stock pursuant to stock-based compensation plans	513	4	-	(4)	-	-	-	-
Cancellation of restricted stock issued pursuant to stock-based compensation plans	(142)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	19,919	-	-	-	19,919
Exercise of common stock warrants			(9,082)	(3,829)				(12,911)
Dividends	-	-	-	-	-	-	(29,274)	(29,274)
BALANCE, December 31, 2019	$32,891	$696	$-	$454,663	$(867,817)	$(39,503)	$848,623	$396,662

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2019	2018	2017
Cash flows from operating activities:
Net income	$82,770	$66,130	$61,364
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	21,422	18,304	13,380
Amortization	45,700	44,328	29,501
Amortization of original issue discount	2,819	2,664	2,790
Asset impairment	438	1,851	3,135
Gain on short-term investments and other	(364)	(101)	(184)
Loss on extinguishment of debt	-	810	-
Deferred income taxes	(77)	4,913	7,112
Stock-based compensation	19,919	19,358	21,049
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(4,015)	(138)	(6,421)
Other current and non-current assets and liabilities	(17,727)	(23,179)	2,875
Income taxes payable/receivable	4,771	5,055	(2,729)
Trade accounts payable and accrued liabilities	(10,317)	(7,146)	(4,377)
Deferred revenue	5,737	10,492	(300)
Net cash provided by operating activities	151,076	143,341	127,195

Cash flows from investing activities:
Purchases of software, property and equipment	(37,319)	(57,104)	(28,942)
Purchases of short-term investments	(54,258)	(75,022)	(182,247)
Proceeds from sale/maturity of short-term investments	52,135	190,778	193,465
Acquisition of and investments in business, net of cash acquired	(17,194)	(144,791)	-
Acquisition of and investments in client contracts	-	-	(12,180)
Net cash used in investing activities	(56,636)	(86,139)	(29,904)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,227	2,311	1,776
Payment of cash dividends	(29,126)	(27,979)	(26,850)
Repurchase of common stock	(30,918)	(34,726)	(30,649)
Exercise of common stock warrants	(12,911)	-	-
Proceeds from long-term debt	-	150,000	-
Payments on long-term debt	(7,500)	(125,625)	(15,000)
Settlement of convertible notes	-	-	(34,771)
Payments of deferred financing costs	-	(1,490)	-
Net cash used in financing activities	(78,228)	(37,509)	(105,494)
Effect of exchange rate fluctuations on cash	1,059	(2,659)	4,095

Net increase (decrease) in cash and cash equivalents	17,271	17,034	(4,108)

Cash and cash equivalents, beginning of period	139,277	122,243	126,351
Cash and cash equivalents, end of period	$156,548	$139,277	$122,243

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$16,064	$15,857	$14,729
Income taxes	18,358	10,426	22,144

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Greenwood Village, Colorado. We are a revenue management, customer experience, and payment solutions provider primarily serving the global communications industry. We have over 35 years of experience supporting communications service providers’ management of their revenue, customer communications, and digital ecosystem as they advance their video, voice, data content, and digital services to consumers. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the complex, transformative needs of service providers. We are a S&P SmallCap 600 company.

The accompanying Consolidated Financial Statements (“Financial Statements”) are prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”).

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

Revenue Recognition.  We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) as of January 1, 2018 using the cumulative effect method and recorded a cumulative adjustment increasing beginning retained earnings (net of tax) by approximately $7 million, primarily related to contracts that we were previously required to defer revenue as we did not have vendor specific objective evidence of fair value for certain undelivered elements.  Since we adopted ASC 606 using the cumulative effect method, comparative information in our Financial Statements for the year ended December 31, 2017 has not been adjusted and continues to be as previously reported.  The adoption of ASC 606 did not have a material impact to our Income Statements in any period presented.  The adoption of ASC 606 resulted in a change in the presentation of investments in client contracts in our Cash Flows.  Previous to the adoption, investments in client contracts were included in cash flows from investing activities.  Investments in client contracts for the years ended December 31, 2019 and 2018 are included in cash flows from operating activities.

Our revenue from client contracts is primarily related to our cloud and related solutions and, to a lesser degree, software and service and related maintenance arrangements, and is measured based on consideration specified within each of our contracts, excluding sales incentives and amounts collected on behalf of third parties, if any. We account for various products and services separately if they are distinct performance obligations. A product or service, or group of products or services, is a distinct performance obligation if it is separately identifiable from other items in the context of the contract and if our client can benefit from the product or service on their own or with other resources that are readily available to that client. We recognize revenue when we satisfy our performance obligations by transferring control of a particular product or service, or group of products or services, to our clients, as described in more detail below. Taxes assessed on our products and services based on governmental authorities at the time of invoicing are excluded from our revenues.

Cloud and Related Solutions

Our cloud and related solutions revenues relate to: (i) our software-as-a-service (“SaaS”), revenue management solutions, and various related ancillary services; (ii) our managed services offering in which we operate software solutions (primarily our software solutions) on behalf of our clients; and (iii) cloud-based payment processing transaction services.

We contract for our cloud-based revenue management solutions using long-term arrangements whose terms have typically ranged from three to five years. These arrangements consist of a series of multiple services delivered daily or monthly, to include such things as: (i) revenue and customer experience services; (ii) business support services (e.g., workforce management tools, consumer credit verifications, etc.); (iii) digital enablement and delivery functions; and (iv) customer statement invoice printing and mailing services. The fees for these services typically are billed to our clients monthly based upon actual monthly volumes and/or usage of services (e.g., the number of client customers maintained on our solutions, the number of transactions processed on our solutions, and/or the quantity and content of the monthly statements and mailings processed through our solutions).

For cloud-based revenue management solution contracts, the total contract consideration (including impacts of discounts or incentives) is primarily variable dependent upon actual monthly volumes and/or usage of services; however, these contracts can also include ancillary fixed consideration in the form of one-time, monthly or annual fees. Although there may be multiple performance obligations, there is generally no allocation of value between the individual performance obligations as all are considered cloud and related solutions revenues that are recognized based on activities performed in each daily or monthly period.

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

For managed services contracts, the total contract consideration is typically a fixed monthly fee, but these contracts may also have variable fee components. The fees for these services typically are billed to our clients on a monthly basis.  Unless managed services are included with a software license contract (as discussed further below), there is generally only one performance obligation and revenues are recognized for these arrangements on a ratable basis as the services are performed.

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

Our payment processing services are comprised of one performance obligation. Revenues for payment processing services is based primarily on a fee per transaction or a percentage of the transaction principal and recognized as delivered over a series of daily service periods.  Transaction fees collected from clients are recognized as revenue on a gross basis when we are the principal in completing the payment processing transaction. As a principal to the transaction, we control the service of processing payments on our platform. We bear primary responsibility for the fulfillment of the payment service, contract directly with our clients, and have full discretion in determining the fee charged to our clients which is independent of the costs we incur when we utilize payment processors or other financial institutions to perform services on our behalf.  We therefore bear full margin risk when completing a payment processing transaction.  Transaction fees paid to third-party payment processors and other financial institutions are primarily comprised of interchange and other payment-related fees paid in conjunction with the delivery of service to clients under our payment services contracts.  These fees are recognized in cost of revenues.

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

Software and Services

Our software and services revenues relate primarily to: (i) software license sales on either a perpetual or term license basis; and (ii) professional services to implement the software. Our software and services contracts are often contracted in bundled arrangements that include not only the software license and related implementation services, but they can also include maintenance, managed services and/or additional professional services.

For our software arrangements, the total contract consideration is allocated between the separate performance obligations based on stand-alone selling prices for software licenses, cost plus applicable margin for services and established pricing for maintenance.  The initial sale of our software products generally requires significant production, modification or customization, such that the delivery of the software license and the related professional services required to implement the software represent one combined performance obligation that is satisfied over time based on hours worked (hours-based method). We are using hours worked on the project, compared against expected hours necessary to complete the project, as the measure to determine progress toward completion as we believe it is the most appropriate metric to measure such progress. The software and services fees are generally fixed fees billed to our clients on a milestone or date basis.

The determination of the performance obligations and allocation of value for software license arrangements require significant judgment.  We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license fees and maintenance, and cost-plus margins for services. Additionally, our use of an hours-based method of accounting for software license and other professional services performance obligations that are satisfied over time requires estimates of total project revenues and costs, along with the expected hours necessary to complete a project. Changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of this method of revenue recognition as we are exposed to various business risks in completing these types of performance obligations. The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity. The judgments and estimates made in this area could: (i) have a significant effect on revenues recognized in any period by changing the amount and/or the timing of the revenues recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. To mitigate the inherent risks in using this hours-based method, we track our performance on projects and reevaluate the appropriateness of our estimates as part of our monthly accounting cycle.

In certain instances, we sell software license volume upgrades, which provide our clients the right to use our software to process higher transaction volume levels. In these instances, we analyze the contract to determine if the volume upgrade is a separate performance obligation and if so, we recognize the value associated with the software license as revenues on the effective date of the volume upgrade.

A portion of our professional services revenues are contracted separately (e.g., business consulting services, etc.). Such contracts can either be on a fixed-price or time-and-materials basis.  Revenues from fixed-price professional service contracts are recognized using an hours-based method, as these professional services represent a performance obligation that is satisfied over time.  Revenues from professional services contracts billed on a time-and-materials basis are recognized as the services are performed.

Maintenance

Our maintenance revenues relates primarily to support of our software once it has been implemented.  Maintenance revenues are recognized ratably over the software maintenance period as services are provided. Our maintenance consists primarily of client and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements to our software products. If specified upgrades or enhancements are offered in a contract, which are rare, they are accounted for as a separate performance obligation. Maintenance can be invoiced to our clients on a monthly, quarterly or annual basis.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2019, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $1 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 80% of this amount by the end of 2022, with the remaining amount recognized by the end of 2028. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenues are related to our cloud and related solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2020 through 2028.

Disaggregation of Revenues

The nature, amount, timing and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by type of revenue as presented below (in thousands) and by geographic region as presented in Note 3.

	For the Year Ended December 31,
	2019	2018
Cloud and related solutions	$896,164	$766,377
Software and services	52,364	58,101
Maintenance	48,282	50,581
Total revenues	$996,810	$875,059

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

The following table rolls forward our unbilled accounts receivable from January 1, 2018 to December 31, 2019 (in thousands):

Unbilled Receivables
Beginning Balance, January 1, 2018	$33,104
Recognized during the period	237,134
Reclassified to receivables	(231,689)
Other	(1,322)
Ending Balance, December 31, 2018	37,227
Recognized during the period	252,445
Reclassified to receivables	(255,983)
Other	(239)
Ending Balance, December 31, 2019	$33,450

Deferred Revenue.  Deferred revenue represents consideration received from clients in advance of services being performed.

The following table rolls forward our deferred revenue from January 1, 2018 to December 31, 2019 (in thousands):

Deferred Revenue
Beginning Balance, January 1, 2018	$(47,611)
Revenue recognized that was included in deferred revenue at the beginning of the period	38,832
Consideration received in advance of services performed net of revenue recognized in the current period	(50,861)
Other	1,877
Ending Balance, December 31, 2018	(57,763)
Revenue recognized that was included in deferred revenue at the beginning of the period	39,352
Consideration received in advance of services performed net of revenue recognized in the current period	(44,051)
Other	(1,184)
Ending Balance, December 31, 2019	$(63,646)

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

Cash and Cash Equivalents.  We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2019 and 2018, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of December 31, 2019 and 2018, we had $2.7 million and $3.0 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Balance Sheets.

Short-term Investments and Other Financial Instruments.  Our financial instruments as of December 31, 2019 and 2018 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of December 31, 2019 and 2018 have contractual maturities of less than two years from the time of acquisition. Our short-term investments at December 31, 2019 and 2018 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments in 2019, 2018, and 2017 were $52.1 million, $190.8 million, and $193.5 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$4,847	$—	$4,847	$4,392	$—	$4,392
Commercial paper	—	26,964	26,964	—	9,078	9,078
Short-term investments:
Corporate debt securities	—	22,159	22,159	—	16,357	16,357
U.S. government agency bonds	—	—	—	—	3,724	3,724
Asset-backed securities	—	3,950	3,950	—	3,522	3,522
Total	$4,847	$53,073	$57,920	$4,392	$32,681	$37,073

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$136,875	$136,875	$144,375	$144,375
2016 Convertible debt (par value)	230,000	262,775	230,000	228,275

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

We are exposed to credit risk related to settlement assets and risk of loss related to our settlement obligations. We hold our settlement assets in major financial institutions we believe to be of sound financial condition. To mitigate the risk of loss due to non-performance or non-payment by a client, we perform credit risk evaluations based on multiple criteria and may require a cash deposit from the client depending on the risk profile. If a deposit is required, the cash is held in a segregated bank account for the duration of the relationship with the client. These deposits are restricted and are fully offset by corresponding liabilities and are included in other assets and other liabilities in our Balance Sheet.

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

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2019	2018	2017
Balance, beginning of year	$3,115	$4,149	$3,080
Additions to expense	778	462	2,434
Write-offs	(158)	(1,659)	(1,392)
Recoveries	—	—	5
Other	—	163	22
Balance, end of year	$3,735	$3,115	$4,149

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

Software.  We expend substantial amounts on R&D, particularly for new solutions and services, or for enhancements of existing solutions and services. For development of software solutions that are to be licensed by us, we expense all costs related to the development of the software until technological feasibility is established. For development of software to be used internally (e.g., cloud-based systems software), we expense all costs prior to the application development stage.

During 2019, 2018, and 2017, we expended $128.0 million, $124.0 million, and $113.2 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2019, 2018, and 2017, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2019 and 2018 Balance Sheets.

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

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on the face of our Income Statements.

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2019	2018	2017
Basic weighted-average common shares	32,051	32,488	32,415
Dilutive effect of restricted stock	282	218	444
Dilutive effect of Stock Warrants	132	149	6
Diluted weighted-average common shares	32,465	32,855	32,865

The Convertible Notes have a dilutive effect only in those quarterly periods in which our average stock price exceeds the current effective conversion price (see Note 5).

The Stock Warrants have a dilutive effect only in those quarterly periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method) and are not subject to performance vesting conditions (see Note 12).

Potentially dilutive common shares related to unvested restricted stock and Stock Warrants were excluded from the computation of diluted EPS, as the effect was antidilutive, were not material in any period presented.

Equity Method Investment.  During the twelve months ended December 31, 2019, we made an additional $4.0 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of December 31, 2019 and 2018, we held an 8% and 4% noncontrolling interest with a carrying value of $6.6 million and $2.8 million, respectively.

Stock-Based Compensation.  Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. We measure stock-based compensation cost at the grant date of the award, based on the estimated fair value of the award and recognize the cost (net of estimated forfeitures) over the requisite service period.

Income Taxes.  We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Accounting Pronouncements Adopted.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”).  This ASU requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.

We adopted ASC 842 in January 2019, utilizing the effective date method of transition. Since we adopted ASC 842 utilizing the effective date method, prior period information in our Financial Statements has not been adjusted and continues to be as previously reported. We elected the package of practical expedients permitted under the transition guidance within the new standard.  In conjunction with the adoption of ASC 842, we recorded a balance sheet gross up of approximately $80 million, related to the right-of-use assets and lease liabilities, and have included the amortization of the right-of-use-assets in the changes in other current and non-current assets and liabilities and the accretion and payments of lease liabilities in the changes in trade accounts payable and accrued liabilities, respectively, on our Statement of Cash Flows.

3.	Segment Reporting and Significant Concentration

Segment Information.  We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2019, we have one reportable segment.

Solutions and Services.  Our solutions and services help companies around the world monetize and digitally enable the customer experience by accurately capturing, managing, generating, and optimizing the interactions and revenues associated with their customers. We generate a substantial percentage of our revenues from customers utilizing Advanced Convergent Platform (“ACP”), a private cloud-based platform, and related customer communications management solutions (e.g. field force automation, analytics, electronic bill presentment, ACH, etc.) to the North American cable and satellite markets. In addition, a smaller portion of our revenues are generated from our public cloud revenue management and payments solutions serving service providers globally. These solutions serve a broad range of companies, including financial services, media and entertainment, government, and health care. Finally, we license certain solutions (e.g., mediation, partner management, rating, and charging) and provide our professional services to implement, configure, and maintain these solutions. These solutions are sometimes provided under a managed service arrangement, where we assume long-term responsibility for delivering our solutions and related operations under a defined scope and specified service levels.

Geographic Regions.  For 2019, 2018, and 2017, revenues attributable to our operations in the Americas were 87%, 85%, and 85%, respectively. We use the location of the client as the basis of attributing revenues to individual regions.

Financial information relating to our operations by geographic region is as follows (in thousands):

Total Revenues:

	2019	2018	2017
Americas (principally the U.S.)	$866,831	$740,885	$669,712
Europe, Middle East and Africa (principally Europe)	91,685	89,924	72,120
Asia Pacific	38,294	44,250	47,750
Total revenues	$996,810	$875,059	$789,582

Property and Equipment:	As of December 31,
	2019	2018
Americas (principally the U.S.)	$70,990	$72,079
Europe, Middle East and Africa (principally Europe)	1,564	2,056
Asia Pacific	11,875	7,678
Total property and equipment	$84,429	$81,813

Significant Clients and Industry Concentration.  A large percentage of our revenues have been generated from our two largest clients, which are Comcast Corporation (“Comcast”) and Charter Communications, Inc. (“Charter”).

Revenues from these clients represented the following percentages of our total revenues for the following years:

	2019	2018	2017
Comcast	23%	25%	28%
Charter	20%	20%	22%

As of December 31, 2019 and 2018, the percentage of net billed accounts receivable balances attributable to these clients were as follows:

	As of December 31,
	2019	2018
Comcast	24%	24%
Charter	24%	21%

We expect to continue to generate a significant percentage of our future revenues from our largest clients, mentioned above.  There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of clients. Should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our solutions and services, or the scope of solutions and services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial position and results of operations.

4.Long-Lived Assets

Property and Equipment.  Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives
	(Years)	2019	2018
Computer equipment	3-6	$88,701	$84,814
Leasehold improvements	5-10	25,778	22,494
Operating equipment	3-8	59,864	58,521
Furniture and fixtures	8	8,115	9,262
		182,458	175,091
Less - accumulated depreciation		(98,029)	(93,278)
Property and equipment, net		$84,429	$81,813

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill.  A rollforward of goodwill in 2018 and 2019 is as follows (in thousands):

January 1, 2018 balance	$210,080
Adjustments related to prior acquisitions	(60)
Goodwill acquired during period	51,591
Effects of changes in foreign currency exchange rates	(5,795)
December 31, 2018 balance	255,816
Adjustments related to prior acquisitions	640
Effects of changes in foreign currency exchange rates	2,708
December 31, 2019 balance	$259,164

Other Intangible Assets. Our intangible assets subject to ongoing amortization consist of acquired client contracts and software.

Acquired Client Contracts.  As of December 31, 2019 and 2018, the carrying values of our acquired client contracts were as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired client contracts	$148,872	$(93,767)	$55,105	$148,148	$(82,692)	$65,456

The aggregate amortization related to client contracts included in our operations for 2019, 2018, and 2017 was as follows (in thousands):

	2019	2018	2017
Investments in client contracts (1)	$-	$-	$7,402
Capitalized costs (2)	-	-	5,141
Acquired client contracts (3)	10,374	7,898	5,406
Total client contracts	$10,374	$7,898	$17,949
(1)

Investments in client contracts consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s accounts on, our customer care and billing systems.  As part of the adoption of ASC 606 in 2018, these were reclassified to client contract costs on our Balance Sheets.

(2)

Capitalized costs are related to client conversion/set-up services related to long-term cloud-based or managed services arrangements.  As part of the adoption of ASC 606, in 2018 these were reclassified to client contract costs on our Balance Sheets.

(3)

Acquired client contracts represent assets acquired in our prior business acquisitions.  Acquired client contracts are being amortized over their estimated useful lives ranging from two to twenty years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized, with the amortization expense included as cost of revenues in our Income Statements.

The weighted-average remaining amortization period of the acquired client contract as of December 31, 2019 was approximately 109 months.  Based on the net carrying value of these acquired client contracts, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be:  2020  – $9.5 million;  2021 – $6.8 million; 2022 – $6.5 million; 2023 – $5.5 million; and 2024 – $5.3 million.

Software.  Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software.  As of December 31, 2019 and 2018, the carrying values of our software assets were as follows (in thousands):

	2019			2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired software (4)	$75,370	$(68,157)	$7,213	$75,156	$(65,719)	$9,437
Internal use software (5)	82,593	(57,280)	25,313	80,625	(53,662)	26,963
Total software	$157,963	$(125,437)	$32,526	$155,781	$(119,381)	$36,400

The aggregate amortization related to software included in our operations for 2019, 2018, and 2017 was as follows (in thousands):

	2019	2018	2017
Acquired software (4)	$2,229	$1,801	$1,458
Internal use software (5)	10,641	9,517	7,845
Total software	$12,870	$11,318	$9,303

(4)	Acquired software represents the software intangible assets acquired in our prior business acquisitions, which are being amortized over their estimated useful lives ranging from two to fifteen years.
(5)

Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses.  Internal use software is amortized over its estimated useful life ranging from twelve months to ten years.

The weighted-average remaining amortization period of the software intangible assets as of December 31, 2019 was approximately 43 months.  Based on the net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be:  2020– $12.0 million;  2021 – $8.4 million; 2022 – $6.1 million; 2023 – $3.8 million; and 2024 – $0.9 million.

Client Contract Costs.  As of December 31, 2019 and 2018, the carrying values of our client contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contract incentives (6)	$4,626	$(1,612)	$3,014	$28,366	$(20,833)	$7,533
Capitalized costs (7)	68,085	(26,482)	41,603	44,469	(20,230)	24,239
Capitalized commission fees (8)	9,561	(3,432)	6,129	7,505	(1,988)	5,517
Total client contact costs	$82,272	$(31,526)	$50,746	$80,340	$(43,051)	$37,289

The aggregate amortization related to our client contract costs included in our operations for 2019 and 2018 was as follows (in thousands):

	2019	2018
Client contract incentives (6)	$6,018	$11,052
Capitalized costs (7)	12,625	10,304
Capitalized commission fees (8)	2,136	2,025
Total client contract costs	$20,779	$23,381

(6)

Client contract incentives consist principally of incentives provided to new or existing clients to convert their customer accounts to, or retain their customer’s account on, our outsourced solutions and are amortized ratably over the contract period to include renewal periods, if applicable, which as of December 31, 2019, have termination dates that range from 2023 to 2025.  The amortization of client contract incentives is reflected as a reduction in cloud and related solutions revenues.

(7)

Capitalized costs are related to client conversion/set-up activities and direct material costs to fulfill long-term cloud-based or managed services arrangements.  These costs are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2019, range from 2020 to 2028, and are included in cost of cloud and related solutions.

(8)

Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract.  These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2019, range from 2020 to 2026, and are included in selling, general and administrative (“SG&A”) expenses.  Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less (a practical expedient allowed under ASC 606).

5.	Debt

As of December 31, 2019 and 2018, our long-term debt was as follows (in thousands):

	December 31,	December 31,
	2019	2018
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 3.44% at December 31, 2019 and 4.30% at December 31, 2018)	$136,875	$144,375
Less – deferred financing costs	(1,715)	(2,281)
2018 term loan, net of unamortized discounts	135,160	142,094
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
2016 Convertible Notes:
Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(6,004)	(8,823)
Less – deferred financing costs	(2,334)	(3,445)
2016 Convertible Notes, net of unamortized discounts	221,662	217,732
Total debt, net of unamortized discounts	356,822	359,826
Current portion of long-term debt, net of unamortized discounts	(10,313)	(7,500)
Long-term debt, net of unamortized discounts	$346,509	$352,326

2018 Credit Agreement

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

During the year ended December 31, 2019, we made $7.5 million of principal repayments on our 2018 Credit Agreement. As of December 31, 2019, our interest rate on the 2018 Term Loan is 3.44% (adjusted LIBOR plus 1.50% per annum), effective through March 31, 2020, and our commitment fee on the 2018 Revolver is 0.20%.  As of December 31, 2019, we had no borrowings outstanding on our 2018 Revolver and had the entire $200 million available to us.

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

2016 Convertible Notes

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

The 2016 Convertible Notes will be convertible at the option of the note holders upon the satisfaction of specified conditions and during certain periods. During the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 and on or after December 15, 2035, holders may convert all or any portion of their 2016 Convertible Notes at the conversion rate then in effect at any time regardless of these conditions. Under the terms of the 2016 Convertible Notes, we will adjust the conversion rate for any quarterly dividends exceeding $0.185 per share.  As of December 31, 2019, the conversion rate was 17.5843 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.87 per share of our common stock.  As of December 31, 2019, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

We will settle conversions of the 2016 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election. It is our current intent and policy to settle our conversion obligations as follows: (i) pay cash for 100% of the par value of the 2016 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash or a combination thereof.  As of December 31, 2019, the value of our conversion obligation did not exceed the par value of the 2016 Convertible Notes.

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

The 2016 Notes Indenture includes customary terms and covenants, including certain events of default after which the 2016 Convertible Notes may be due and payable immediately.  The 2016 Notes Indenture contains customary affirmative covenants, including compliance with terms of certain other indebtedness of the Company over a defined threshold amount.

The remaining original issue discount (“OID”) related to the 2016 Convertible Notes is being amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes can be put back to us by the holders.

Estimated Maturities on Long-Term Debt

As of December 31, 2019, the maturities of our long-term debt, based upon: (i) the mandatory repayment schedule for the 2018 Term Loan; and (ii) the expected remaining life of the 2016 Convertible Notes, was as follows (in thousands):

	2020	2021	2022	2023	Total
2018 Term Loan	$10,313	$14,062	$15,000	$97,500	$136,875
2016 Convertible Notes	—	230,000	—	—	230,000
Total long-term debt repayments	$10,313	$244,062	$15,000	$97,500	$366,875

Deferred Financing Costs

As of December 31, 2019, net deferred financing costs related to the 2018 Credit Agreement were $1.7 million, and are being amortized to interest expense over the related term of the 2018 Credit Agreement (through March 2023).  As of December 31, 2019, net deferred financing costs related to the 2016 Convertible Notes were $2.3 million, and are being amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes can be put back to us by the holders.  The net deferred financing costs are presented as a reduction from the carrying amount of the corresponding debt liability in our Balance Sheets.  Interest expense for 2019, 2018, and 2017 includes amortization of deferred financing costs of $1.8 million, $1.9 million, and $2.4 million, respectively.  The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on the revolving loan facility, for 2019, 2018, and 2017, was approximately 6%, 5%, and 5%, respectively.
6.	Leases

We have operating leases for:  (i) real estate which include both office space and statement production and mailing facilities; (ii) our outsourced data center environment, as discussed further in Note 11; and (iii) operating equipment.  Our leases have remaining terms of up to eight years, some of which include options to extend the leases for up to an additional ten years.  For leases commencing prior to 2019, we used the noncancelable term to calculate the related right-of-use asset and corresponding lease liability.  The exercise of lease renewal options is at our sole discretion.  Additionally, certain of our leases include payments that are adjusted periodically for inflation.

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

The components of lease expense were as follows (in thousands):

Year Ended
December 31, 2019
Operating lease expense	$24,670
Variable lease expense	4,647
Short-term lease expense	583
Sublease income	(1,710)
Total net lease expense	$28,190

Other information related to leases was as follows (in thousands, except term and discount rate):

Year Ended
December 31, 2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$24,006
Right-of-use assets obtained in exchange for new operating lease liabilities	33,782
Weighted-average remaining lease term - operating leases	59 months
Weighted-average discount rate - operating leases	4.32%

Future minimum lease payments under non-cancelable leases as of December 31, 2019 were as follows (in thousands):

2020	$25,976
2021	25,134
2022	20,251
2023	15,097
2024	13,848
Thereafter	12,639
Total future minimum lease payments (1)	112,945
Less: Interest (2)	(11,567)
Total	$101,378

Current operating lease liabilities	$22,442
Non-current operating lease liabilities	78,936
Total	$101,378

(1)	For leases commencing prior to 2019, minimum lease payments exclude payments for real estate taxes and non-lease components.
(2)	We used our functional currency adjusted incremental borrowing rate for the discount rate for the leases at adoption date and will use the same approach for all leases commencing thereafter.

As of December 31, 2019, we have an operating lease for office space that has not yet commenced of approximately $23 million.  This operating lease will commence during 2020 with a lease term through 2031.  Additionally, prior to December 31, 2019 we entered into an agreement to upgrade the processors at our outsourced data center environment in 2020.  As a result, when we have access and control of the new asset, we will account for the termination of the original agreement by writing off the remaining right-of-use asset and lease liability, and recording a new right-of-use asset and lease liability.  At this time, we expect the net impact of these entries will increase the related right-of-use asset and lease liability by approximately $12 million.

Future minimum lease payments under non-cancelable leases as of December 31, 2018 were as follows:  2019 – $16.6 million; 2020 – $14.1 million; 2021 – $13.1 million; 2022 – $11.5 million; 2023 – $9.6 million; and thereafter – $14.7 million.  Total lease expense for 2018 and 2017 was $19.0 million and $16.4 million, respectively.
7.	Acquisitions

Business Ink, Co.  On February 28, 2018, we acquired Business Ink for a purchase price of approximately $70 million.  Business Ink was a central communications provider of outsourced, customized business communications services to the telecommunications, healthcare, financial services, utilities and government sectors across statements, email, mobile messaging and more.  The acquisition extended the scale of our operations and platform capabilities, expanded our customer base into new verticals, and further solidified our customer communications footprint.

Forte Payment Systems, Inc.  On October 1, 2018, we acquired Forte for a purchase price of approximately $93 million (approximately $85 million, excluding cash acquired), of which approximately $13 million of the purchase price was initially held back subject to certain tax filings, and then paid in July 2019.  Forte was a leading provider of advanced payment solutions.  The acquisition accelerated our ability to offer a comprehensive suite of next generation payment solutions that enables service providers to provide a differentiated customer experience while also strengthening our position in the revenue management and payment sector and allowed us to grow our footprint into new verticals.  The purchase agreement also includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and is being accounted for as post-acquisition compensation.  As of December 31, 2019, we have accrued $2.5 million related to the potential earn-out payments. There were no material changes to Forte’s purchase accounting estimated fair values of assets acquired and liabilities assumed during 2019.

Subsequent Event – Tekzenit, Inc.  In January 2020, we acquired certain assets of Tekzenit, Inc. (“Tekzenit”) for a purchase price of approximately $10 million.  This acquisition will allow us to accelerate our go-to-market approach serving clients who are focused on improving their customers’ experience while transforming their business.  The purchase agreement includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.  The results of Tekzenit will be included in our results of operations for the period subsequent to the acquisition date.

8.	Restructuring and Reorganization Charges

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

During 2019 we implemented the following restructuring activities:

•

We reduced our workforce by approximately 70 employees, primarily in North America, as a result of organizational changes and efficiencies.  As a result, we incurred restructuring charges related to involuntary terminations of $2.5 million.

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

•	We impaired a long-term receivable related to the disposition of a business in 2013 resulting in additional restructuring charges of $2.9 million.
•	We abandoned space at several locations to improve our space utilization, resulting in restructuring charges of $2.2 million.

The activities discussed above resulted in total charges for 2019, 2018, and 2017 of $4.8 million, $8.7 million, and $8.8 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2017, 2018, and 2019 is as follows (in thousands):

			Disposition of
	Termination	Facilities	Business
	Benefits	Abandonment	Operations	Other	Total
January 1, 2017, balance	$2,414	$1,332	$—	$—	$3,746
Charged to expense during period	3,693	2,236	2,904	(37)	8,796
Cash payments	(4,345)	(1,329)	—	—	(5,674)
Adjustment for asset impairment	—	(231)	(2,904)	—	(3,135)
Other	(646)	1,024	—	37	415
December 31, 2017, balance	1,116	3,032	—	—	4,148
Charged to expense during period	6,555	1,981	(2,330)	2,455	8,661
Cash payments	(6,744)	(2,625)	—	—	(9,369)
Adjustment for asset impairment	—	—	—	(1,851)	(1,851)
Other	475	546	2,330	(604)	2,747
December 31, 2018, balance	1,402	2,934	—	—	4,336
Charged to expense during period	2,499	—	—	2,335	4,834
Cash payments	(3,551)	—	—	(1,987)	(5,538)
Adjustment for asset impairment	—	—	—	(438)	(438)
Adjustment for adoption of ASC 842 (1)	—	(2,934)	—	—	(2,934)
Other	472	—	—	90	562
December 31, 2019, balance	$822	$—	$—	$—	$822
(1)

With the adoption of ASC 842 on January 1, 2019, the facilities abandonment liabilities of $2.9 million were offset against our initial lease right-of-use assets on our Balance Sheet (see Notes 2 and 6 for further discussion of the adoption of ASC 842).

As of December 31, 2019, $0.8 million of the business restructuring and reorganization reserves were included in current liabilities.

9.	Income Taxes

Income Tax Provision/(Benefit).  The components of net income before income taxes are as follows (in thousands):

	2019	2018	2017
Domestic	$93,510	$80,234	$89,095
Foreign	12,213	6,753	(1,385)
Total	$105,723	$86,987	$87,710

The income tax provision consists of the following (in thousands):

	2019	2018	2017
Current:
Federal	$16,616	$7,814	$13,422
State	2,910	4,589	1,909
Foreign	3,519	3,541	3,903
	23,045	15,944	19,234
Deferred:
Federal	(1,943)	4,584	5,582
State	624	(619)	937
Foreign	1,227	948	593
	(92)	4,913	7,112
Total income tax provision	$22,953	$20,857	$26,346

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax is summarized as follows (in thousands):

	2019	2018	2017
Provision at Federal rate of 21% for 2019 and 2018, 35% for 2017)	$22,202	$18,267	$30,699
State income taxes, net of Federal impact	2,792	2,985	1,850
Research and experimentation credits	(3,314)	(4,040)	(2,853)
Stock award vesting	(3,661)	(1,513)	(7,882)
Tax uncertainties	(56)	(122)	166
Section 199 manufacturing deduction	—	168	(962)
Section 162(m) compensation limitation	978	951	273
Foreign rate differential	930	1,238	162
Valuation allowance for deferred tax assets	(495)	(177)	2,351
Other impact of foreign operations	2,635	2,755	3,933
Statutory rate change	(10)	(87)	(2,210)
Other	952	432	819
Total income tax provision	$22,953	$20,857	$26,346

We have undistributed earnings of approximately $49 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings; therefore, a provision has not been made for foreign withholding taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.  The Tax Cuts and Jobs Act (the “Tax Reform Act”), see further discussion below, effectively eliminates the U.S. tax consequences of unremitted earnings at December 31, 2017 due to inclusion of a deemed repatriation tax on such earnings. In addition, the Tax Reform Act establishes a participation exemption from the taxation of future dividends received from 10% or more owned foreign subsidiaries.

Deferred Income Taxes. Net deferred income tax assets as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred income tax assets	$71,343	$51,533
Deferred income tax liabilities	(48,411)	(28,837)
Valuation allowance	(19,916)	(19,814)
Net deferred income tax assets	$3,016	$2,882

The components of our net deferred income tax assets (liabilities) as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Net deferred income tax assets:
Accrued expenses and reserves	$8,810	$7,180
Stock-based compensation	4,844	3,695
Software	(1,556)	(3,001)
Client contracts and related intangibles	(7,771)	(3,741)
Goodwill	(7,431)	(6,635)
Net operating loss carryforwards	25,989	24,857
Property and equipment	(4,410)	(8,315)
Convertible debt securities	—	19
Deferred revenue	1,307	2,606
State Taxes	1,387	4,520
Contingent payments	(1,710)	(2,333)
Foreign exchange gain/loss	1,340	2,048
R&D credit	207	1,413
Operating lease right-of-use assets and lease liabilities	1,611	—
Other	315	383
Total deferred income tax assets	22,932	22,696
Less: valuation allowance	(19,916)	(19,814)
Net deferred income tax assets	$3,016	$2,882

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established.  As of December 31, 2019, we believe we will generate sufficient taxable income in the future such that we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established.  As of December 31, 2019, we have deferred income tax assets net of federal benefit related to state and foreign income tax jurisdictions of $3.8 million and $26.8 million, respectively, and have established valuation allowances against those deferred income tax assets of $2.4 million and $17.5 million, respectively.

As of December 31, 2019 and 2018, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $29 million and $34 million, respectively, which will begin to expire in 2024 and can be utilized through 2030.  The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired subsidiaries. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.  In addition, as of December 31, 2019 and 2018, we have: (i) state NOL carryforwards of approximately $51 million and $49 million, respectively, which will expire beginning in 2020 and end in 2044; and (ii) foreign subsidiary NOL carryforwards of approximately $96 million and $97 million, respectively, which will expire beginning in 2020, with a portion of the losses available over an indefinite period of time.

Our 2004 Convertible Debt Securities, which we fully extinguished in 2011, were subject to special U.S. Treasury regulations governing contingent payment debt instruments. These regulations allowed us to take a tax deduction for interest expense on our U.S. Federal income tax return at a constant rate of 9.09% (subject to certain adjustments), compounded semi-annually, which represented the estimated yield on comparable non-contingent, non-convertible, fixed-rate debt instruments with terms and conditions otherwise similar to the 2004 Convertible Debt Securities.  This interest expense tax deduction was greater than the interest expense reflected in the accompanying Income Statements, thus creating a deferred income tax liability.  The extinguishment of the 2004 Convertible Debt Securities resulted in: (i) the holders of the 2004 Convertible Debt Securities not having the ability to achieve the 9.09% target yield, and (ii) a requirement for us to pay an amount equal to the cumulative deferred income tax liability to the U.S. tax authorities (without interest or penalties).  During 2011, we paid cash of approximately $6 million related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2011. In 2018 and 2017 we paid cash of $3.4 million, and $5.6 million, respectively, related to the deferred income tax liabilities associated with the 2004 Convertible Debt Securities repurchased in 2009 and 2010.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Balance, beginning of year	$1,668	$1,915	$1,891
Additions based on tax positions related to current year	—	—	136
Audit Settlements	—	—	(183)
Lapse of statute of limitations	(420)	(226)	(174)
Additions for tax positions of prior years	322	85	257
Reductions for tax positions of prior years	(30)	(106)	(12)
Balance, end of year	$1,540	$1,668	$1,915

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements.  In addition to the $1.5 million, $1.7 million, and $1.9 million of liability for unrecognized tax benefits as of December 31, 2019, 2018, and 2017, we had $0.6 million, $0.6 million, and $0.5 million, respectively, of income tax-related accrued interest, net of any federal benefit of deduction.  If recognized, the $1.5 million of unrecognized tax benefits as of December 31, 2019, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions.  The U.S., U.K., and Australia are the primary taxing jurisdictions in which we operate.  The years open for audit vary depending on the taxing jurisdiction. We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $0.3 million over the next twelve months due to completion of audits and the expiration of statute of limitations.

We adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718) in the first quarter of 2017.  This ASU requires a change in the recognition of excess tax benefits and tax deficiencies, related to share-based payment transactions, which were recorded in equity, and now are recorded discrete to the quarter incurred as a component of income tax expense in the income statement.  The adoption of this ASU provided an approximately $0.4 million and $1 million benefit to the income tax provision for 2019 and 2018, respectively.

U.S. Tax Cuts and Job Act.  On December 22, 2017, the Tax Reform Act was passed into legislation. The Tax Reform Act amends the Internal Revenue Code, reducing the corporate income tax rate, changing or eliminating certain income tax deductions and credits and provides sweeping change to how U.S. companies are taxed on their international operations. The Tax Reform Act is generally effective for tax years beginning after December 31, 2017; however, certain provisions of the Tax Reform Act have effective dates beginning in 2017.

The Tax Reform Act reduced the U.S. maximum rate of income taxation from 35% to 21% applicable to taxable years beginning after December 31, 2017.  In the fourth quarter of 2017, we recorded an estimated benefit of $2.3 million from revaluation of our U.S.-based net deferred income tax liabilities in accordance with ASC Topic 740.  In the fourth quarter of 2017 we recorded provisional amounts for the tax effects of the tax law change for which the accounting was not complete, and for which a reasonable estimate could be determined. In the fourth quarter of 2018 we completed the accounting for the tax effects of the tax law change with no additional adjustments recorded.
10.	Employee Retirement Benefit Plans

Defined Contribution-Type Plans.  We sponsor a defined contribution plan covering substantially all of our U.S.-based employees. Participants may contribute up to 100% of their eligible pay, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, non-elective employer contributions to the plan.  All contributions are subject to certain IRS limitations.  The expense related to these contributions for 2019, 2018, and 2017 was $11.3 million, $12.8 million, and $10.4 million, respectively.  We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2019, 2018, and 2017 were $4.1 million, $4.5 million, and $4.5 million, respectively.

11.	Commitments, Guarantees and Contingencies

Service Agreements.  We have an agreement with Ensono, Inc. (“Ensono”) to provide us outsourced computing services through September 30, 2025.  We outsource the computer processing and related services required for the operation of our outsourced ACP solutions.  Our ACP proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally.  Our clients are connected to the outsourced data center environment through a combination of private and commercially-provided networks.  Our ACP cloud-based solutions are generally considered to be mission critical customer management systems by our clients. As a result, we are highly dependent upon Ensono for system availability, security, and response time.

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

Solution and Services Indemnifications.  Our arrangements with our clients generally include an indemnification provision that will indemnify and defend a client in actions brought against the client that claim our products and/or services infringe upon a copyright, trade secret, or valid patent.  Historically, we have not incurred any significant costs related to such indemnification claims, and as a result, do not maintain a reserve for such exposure.

Claims for Company Non-performance.  Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach.  From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements.  The service level performance requirements typically relate to system availability and timeliness of service delivery.  As of December 31, 2019, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2019.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings.  From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.
12.	Stockholders’ Equity

Stock Repurchase Program.  We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During 2019, 2018, and 2017, we repurchased 576,000 shares of our common stock for $25.5 million (weighted–average price of $44.17 per share), 704,000 shares of our common stock for $27.6 million (weighted-average price of $39.23 per share), and 500,000 shares of our common stock for $20.5 million (weighted-average price of $41.10 per share), respectively, under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.

As of December 31, 2019, the remaining number of shares available for repurchase under the Stock Repurchase Program totaled 5.0 million shares.

Stock Repurchases for Tax Withholdings.  In addition to the above mentioned stock repurchases, during 2019, 2018, and 2017, we repurchased and then cancelled approximately 117,000 shares, 159,000 shares, and 249,000 shares for $5.1 million, $7.4 million, and $10.1 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend.  During 2019, 2018, and 2017 our Board approved total cash dividends of $0.89 per share, $0.84 per share, and $0.79 per share of common stock, totaling $29.4 million, $28.1 million, and $26.8 million, respectively.

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

Of the total Stock Warrants, 1.9 million Stock Warrants relate to Comcast’s existing residential business and vested as follows:

•	The first 25% of these Stock Warrants (approximately 0.5 million) vested upon the successful conversion of the first 0.5 million customer accounts, which occurred during the fourth quarter of 2014.
•	The next 25% of these Stock Warrants had a time-based vesting provision and vested in January 2015.
•	The next 25% of these Stock Warrants vested after a cumulative total of 5.5 million customer accounts were converted onto ACP, which occurred in the fourth quarter of 2016.
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

Upon vesting, the Stock Warrants were recorded as a client contract cost asset, as determined using the Black-Scholes option-pricing model, with the corresponding offset to stockholders’ equity.  The client contract cost asset related to the Stock Warrants was amortized as a reduction in cloud and related solutions revenues over the original term of the Comcast amended agreement.  As of June 30, 2019, the client contract cost asset related to these Stock Warrants was fully amortized.  As of December 31, 2018, the client contact cost asset and accumulated amortization related to these Stock Warrants was $25.1 million and $19.8 million, respectively.

The remaining unvested Stock Warrants will be accounted for as a client contract cost asset once the performance conditions necessary for vesting are considered probable.

In January 2017, Comcast exercised 1.4 million vested Stock Warrants, which we net share settled under the provisions of the Warrant Agreement.  In December 2019, Comcast exercised their remaining 0.4 million of vested Stock Warrants, which we net cash settled under the provision of the Warrant Agreement.  The fair value of the Stock Warrants were $24.6 million (weighted-average price of $56.12 per share), resulting in a net cash settlement of $12.9 million.  The difference between the net cash settlement and the $9.1 million carrying amount of the Stock Warrants was recorded as an adjustment to additional paid-in capital.  As of December 31, 2019, 1.0 million Stock Warrants remain issued, none of which were vested.
13.	Equity Compensation Plans

Stock Incentive Plan.  In May 2018, our stockholders approved an increase of 2.7 million shares authorized for issuances under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”), from 18.7 million shares to 21.4 million shares.  Shares reserved under the 2005 Plan can be granted to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards.  Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award, or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.  As of December 31, 2019, 3.4 million shares were available for issuance, with 3.1 million shares available for grant.

Restricted Stock.  We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Restricted stock awards are granted at no cost to the recipient.  Historically, our restricted stock awards have vested annually primarily over three or four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (or “Time-Based Awards”).  Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our company. Certain Time-Based Awards become fully vested (i.e., vesting accelerates) upon a change in control, as defined, and the subsequent involuntary termination of employment.  The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

We also issue restricted stock shares to key members of management that vest upon meeting either pre-established financial performance objectives or total shareholder return objectives (“Performance-Based Awards”).  The structure of the performance goals for the Performance-Based Awards has been approved by our stockholders. The Performance-Based Awards become fully vested (i.e., vesting accelerates) upon a change in control, as defined, and the subsequent involuntary termination of employment.  The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period, taking into consideration the probability of vesting, for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during 2019 is as follows (shares in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,145	$41.64
Awards granted	530	41.69
Awards forfeited/cancelled	(168)	42.41
Awards vested	(390)	38.64
Unvested awards, ending	1,117	$42.60

The weighted-average grant date fair value per share of restricted stock shares granted during 2019, 2018, and 2017 was $41.69, $45.57, and $39.79, respectively.  The total market value of restricted stock shares vesting during 2019, 2018, and 2017 was $17.0 million, $22.7 million, and $29.5 million, respectively.

1996 Employee Stock Purchase Plan

As of December 31, 2019, we have an employee stock purchase plan whereby 1.7 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions.  The price for shares purchased under the plan is 85% of market value on the last day of the purchase period.  Purchases are made at the end of each month. During 2019, 2018, and 2017, 54,949 shares, 68,902 shares, and 50,674 shares, respectively, were purchased under the plan for $2.3 million ($30.76 to $48.99 per share), $2.4 million ($27.00 to $39.68 per share), and $1.8 million ($31.88 to $41.14 per share), respectively.  As of December 31, 2019, 222,260 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $19.9 million, $19.4 million, and $21.0 million, respectively, for 2019, 2018, and 2017.  As of December 31, 2019, there was $28.6 million of total compensation cost related to unvested awards not yet recognized. That cost, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.2 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2019, 2018, and 2017, of $4.3 million, $4.4 million, and $7.1 million, respectively.  The actual income tax benefit realized for the tax deductions from the vesting of restricted stock for 2019, 2018, and 2017, totaled $3.9 million, $5.3 million, and $11.0 million, respectively.

14.	Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2019 (1):
Total revenues	$244,793	$245,856	$251,414	$254,747
Total cost of revenues (exclusive of depreciation)	128,963	132,234	132,054	131,871
Operating income (2)	32,093	30,338	33,420	30,258
Income before income taxes (2)	25,851	26,837	28,821	24,214
Income tax provision (3)	(6,600)	(7,458)	(7,262)	(1,633)
Net income (2)(3)	19,251	19,379	21,559	22,581
Basic earnings per common share (2)(3)	$0.60	$0.60	$0.67	$0.71
Diluted earnings per common share (2)(3)	0.59	0.60	0.66	0.70

2018 (1):
Total revenues	$201,704	$213,033	$213,055	$247,267
Total cost of revenues (exclusive of depreciation)	101,096	109,492	109,052	130,180
Operating income (2)	25,767	24,087	25,653	29,425
Income before income taxes (2)	20,204	20,724	20,492	25,567
Income tax provision (3)	(6,190)	(5,607)	(4,391)	(4,669)
Net income (2)(3)	14,014	15,117	16,101	20,898
Basic earnings per common share (2)(3)	$0.43	$0.46	$0.50	$0.65
Diluted earnings per common share (2)(3)	0.42	0.46	0.49	0.64

(1)

During 2018, we completed the Business Ink and Forte acquisitions in February and October, respectively (see Note 7), and as a result, their results of operations are included in our 2019 and 2018 results above.  Additionally, in conjunction with these acquisitions, during the first, third, and fourth quarters of 2018, we incurred transaction-related costs of $2.4 million, $0.2 million, and $2.3 million, respectively, or $0.05, $0.01, and $0.06 per diluted share and in the first quarter of 2019, we incurred transaction related costs of $1.3 million, or $0.03 per diluted share.

(2)

During the second, third, and fourth quarters of 2019 we incurred restructuring and reorganization charges of $1.8 million, $1.3 million, and $1.6 million, respectively, or $0.04, $0.03, and $0.04 per diluted share.

During the first, second, third, and fourth quarters of 2018 we incurred restructuring and reorganization charges of $0.9 million, $3.3 million, $2.8 million, and $1.6 million, respectively, or $0.02, $0.07, $0.07, and $0.04 per diluted share.

See Note 8 for further discussion of our restructuring and reorganization activities.

(3)

Fluctuations in our effective income tax rate between quarters generally relates to the accounting for discrete income tax items in any given quarter, and revisions of estimates for certain income tax components during the year.

For 2019:  Our effective income tax rates for the first, second, third, and fourth quarters were 26%, 28%, 25%, and 7%, respectively.  The fourth quarter effective income tax rate was positively impacted by an approximately $4 million net income tax benefit we received as a result of Comcast’s exercise of their remaining 0.4 million of vested common stock warrants (see Note 12).

For 2018:  Our effective income tax rates for the first, second, third, and fourth quarters were 31%, 27%, 21%, and 18%, respectively.  The 2018 effective income tax rate reflects the impact of the Tax Reform Act (see Note 9).  Additionally, the decreasing rate throughout 2018 is mainly attributed to a change in the estimate of R&D credits and improved profitability in certain international entities.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019.  KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2020 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference.  Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2020 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2020 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2020 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2020 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

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

(b) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

Item 16.	Form 10-K Summary

None.

  EXHIBIT INDEX

Exhibit Number	Description

2.10 (10)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01 (1)	Restated Certificate of Incorporation of the Company (P)

3.02 (40)	Amended and Restated Bylaws of CSG Systems International, Inc.

3.03 (2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01 (1)	Form of Common Stock Certificate (P)

4.10 (38)	Indenture dated March 15, 2016, between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.50 (49)

$350 million Credit Agreement dated as of March 5, 2018, among CSG Systems International, Inc., as Borrower, the Subsidiary Guarantors Party hereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank,  Wells Fargo Bank, National Association, as Syndication Agent, Compass Bank and HSBC Bank USA, National Association, as Co-Documentation Agents, the Lenders Party Hereto, and the Other Issuing Banks Party Hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners

4.70 (30)

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

4.90	Description of Capital Stock

10.02 (13)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04 (50)	CSG Systems International, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended on May 17, 2018

10.05 (13)	CSG Systems International, Inc. Performance Bonus Program, as amended on August 14, 2007

10.06 (5)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15 (9)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (4)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.22* (21)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22A* (22)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22B* (23)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C* (23)	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22D* (23)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22E* (24)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22F* (24)	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22G* (24)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22H* (25)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22I* (29)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22J* (29)	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22K* (30)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22L* (30)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22M* (30)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22N* (31)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22O* (31)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22P* (32)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Q* (33)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22R* (35)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22S* (35)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22T*(39)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22U* (39)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description

10.22V* (41)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22W* (41)	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22X* (44)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Y* (44)	Common Stock Purchase Warrant between CSG Systems International, Inc. and Comcast Alpha Holdings, Inc., dated January 3, 2017

10.22Z* (45)	Twenty-Sixth Amendment to the CSG Master Subscriber Master Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AA* (46)	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AB* (46)	Twenty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AC* (46)	Twenty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AD* (46)	Twenty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AE* (46)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AF* (46)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AG* (47)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AH* (51)	Thirty-third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AI* (51)	Thirty-fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AJ* (52)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and Comcast Cable Communications Management, LLC

10.22AK* (54)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AL* (54)	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AM* (54)	Thirty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AN* (55)	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22AO* (55)	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AP* (56)	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.23* (8)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23A* (9)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23B* (11)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23C* (12)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D* (14)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23E* (14)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23F* (14)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23G* (14)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23H* (15)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23I* (18)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23J* (17)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23K* (17)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23L* (16)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23M* (17)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23N* (16)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23O* (18)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23P* (18)	Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23Q* (18)	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description

10.23R* (19)	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23S* (19)	Twenty-Sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23T* (20)	Twenty-Seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23U* (20)	Twenty-Eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23V* (20)	Twenty-Ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23W* (20)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23X* (22)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y* (22)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z* (22)	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA* (22)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AB* (23)	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC* (23)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AD* (24)	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AE* (24)	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AF* (26)	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AG* (26)	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AH* (29)	Forty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AI* (29)	Forty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AJ* (29)	Forty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description
10.23AK* (29)	Forty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AL* (29)	Forty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AM* (30)	Forty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AN* (32)	Forty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AO* (33)	Forty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AP* (33)	Fiftieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AQ (39)	Fifty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AR* (42)	Fifty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AS* (42)	Fifty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AT* (42)	Fifty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AU* (44)	Fifty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AV* (44)	Fifty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AW* (46)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AX* (47)	Sixtieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AY* (47)	Sixty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AZ* (48)	Fifty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BA* (48)	Sixty-Second Amendment to Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BB* (48)	Sixty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BC* (52)	Sixty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BD (53)	Sixty-Fourth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

Exhibit Number	Description

10.23BE (53)	Sixty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BF (53)	Sixty-Seventh Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BG (53)	Sixty-Eighth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BH (53)	Seventieth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.24* (7)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A* (7)	ComTec Processing and Production Services Agreement

10.24B* (7)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C* (11)	Forty-Ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24D* (14)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E* (14)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F* (14)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G* (18)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H* (18)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24I* (19)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J* (19)	Sixty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K* (19)	Sixty-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L* (20)	Forty-Eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M* (20)	Fifty-Ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N* (20)	Sixty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O* (20)	Sixty-Eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24P (20)	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

10.24P* (21)	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q (20)	Fourth Amendment to Affiliate Addendum Carolina Region

10.24Q* (21)	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R (21)	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.24S* (22)	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24T* (23)	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U* (23)	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24V* (24)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24W* (24)	Seventy-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24X* (24)	Seventy-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Y* (24)	Seventy-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Z* (24)	Eighty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AA* (26)	Seventy-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AB* (26)	Seventy-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AC* (26)	Seventy-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AD* (27)	Eighty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AE* (27)	Eighty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AF* (27)	Eighty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AG* (27)	Eighty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description
10.24AH* (28)	Amended and Restated Processing and Production Services Agreement entered into between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AI* (29)	Eighty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AJ* (29)	Eighty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AK* (29)	Eighty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AL* (29)	Ninetieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AM* (29)	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AN* (30)	Eighty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AO* (30)	First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AP* (31)	Ninety-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AQ* (31)	Second Amendment to the Amended and Restated Processing and Production Services Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AR* (32)	Ninety-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AS* (32)	Ninety-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AT* (33)	Third Amendment to the Amended and Restated Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AU* (33)	Ninety-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AV* (33)	Ninety-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AW* (35)	Ninety-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AX* (35)	One Hundredth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AY* (35)	One Hundred First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AZ* (36)	One Hundred Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BA* (39)	One Hundred Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description

10.24BB* (41)	One Hundred Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BC* (41)	One Hundred Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BD* (42)	One Hundred Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BE* (42)	One Hundred Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BF* (42)	One Hundred Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BG* (44)	One Hundred Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BH* (44)	One Hundred Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BI* (44)	One Hundred Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BJ* (45)	One Hundred Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BK* (45)	One Hundred Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BL* (45)	One Hundred Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BM* (45)	One Hundred Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BN (45)	One Hundred Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BO* (46)	One Hundred Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BP* (46)	One Hundred Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BQ (46)	One Hundred Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BR (46)	One Hundred Twenty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BS* (46)	One Hundred Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BT (46)	One Hundred Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.24BU* (46)	One Hundred Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25* (41)	Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25A* (41)	First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25B* (41)	Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25C* (41)	Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25D* (41)	Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25E* (41)	Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25F* (41)	Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25G* (41)	Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25H* (41)	Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25I* (41)	Tenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25J* (41)	Eleventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25K* (41)	Twelfth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25L* (41)	Thirteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25M* (41)	Fourteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25N* (41)	Fifteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25O (41)	Sixteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25P* (41)	Seventeenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Q* (41)	Eighteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25R* (41)	Nineteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description

10.25S* (41)	Twentieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25T* (41)	Twenty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25U* (41)	Twenty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25V (41)	Twenty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25W* (41)	Twenty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25X* (41)	Twenty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Y* (41)	Twenty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Z* (41)	Twenty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AA* (41)	Twenty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AB* (41)	Thirtieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AC* (41)	Thirty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AD* (41)	Thirty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AE* (41)	Thirty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AF* (41)	Thirty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AG* (41)	Amended and Restated Thirty-Sixth Amendment to Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AH* (41)	Thirty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AI* (41)	Thirty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AJ* (41)	Thirty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AK* (41)	Fortieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25AL* (41)	Forty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AM* (41)	Forty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AN* (41)	Forty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AO* (41)	Forty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AP* (41)	Forty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AQ* (41)	Forty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AR* (41)	Forty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AS* (41)	Forty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AT* (41)	Fiftieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AU* (41)	Fifty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AV* (41)	Fifty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AW* (41)	Fifty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AX* (41)	Fifty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AY* (41)	Fifty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AZ* (41)	Fifty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BA* (41)	Fifty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BB (41)	Fifty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BC* (41)	Fifty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BD* (41)	Sixtieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BE* (41)	Sixty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description

10.25BF (41)	Sixty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BG* (41)	Sixty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BH (41)	Sixty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BI (41)	Sixty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BJ (41)	Sixty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BK* (41)	Sixty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BL* (41)	Sixty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BM* (41)	Seventieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BN* (41)	Seventy-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BO* (41)	Seventy-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BP* (41)	Seventy-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BQ* (41)	Seventy-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BR* (41)	Seventy-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BS* (41)	Seventy-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BT* (41)	Seventy-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BU* (41)	Seventy-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BV* (41)	Eightieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BW* (41)	Eighty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BX* (41)	Eighty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25BY* (41)	Eighty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BZ* (41)	Eighty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CA* (41)	Eighty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CB* (41)	Eighty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CC* (41)	Eighty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CD* (42)	Eighty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CE* (42)	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CF* (42)	Ninety-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CG* (44)	Ninety-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CH* (44)	Ninety-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Cable Holding Company, LLC

10.25CI* (45)	Ninety-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CJ* (45)	Ninety-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CK* (45)	Ninety-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CL* (45)	Ninety-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CM* (45)	One Hundred First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CN* (46)	One Hundredth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CO* (46)	One Hundred Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CP* (46)	One Hundred Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CQ* (46)	One Hundred Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CR* (46)	One Hundred Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description

10.25CS* (46)	One Hundred Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CT* (47)	One Hundred Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.26* (47)	Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26A* (47)	Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26B* (47)	Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26C* (47)	Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26D (48)	First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26E* (48)	Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26F* (48)	Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26G* (48)	Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26H* (48)	Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26I (48)	Tenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26J* (49)	Eleventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26K* (51)	Thirteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26L* (51)	Fifteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26M* (51)	Seventeenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26N* (51)	Eighteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26O* (52)	Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26P* (52)	Twelfth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

Exhibit Number	Description
10.26Q* (52)	Fourteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26R* (52)	Nineteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26S* (54)	Twentieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26T* (55)	Twenty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26U* (55)	Twenty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26V* (55)	Twenty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26W* (55)	Twenty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26X* (55)	Twenty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Y* (55)	Twenty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Z* (56)	Twenty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AA* (56)	Thirty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AB* (56)	Thirty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AC* (56)	Thirty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AD* (56)	Thirty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AE*	Thirty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.27*	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27A*	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.39 (52)	CSG Systems, Inc. Wealth Accumulation Plan, as restated and amended effective December 6, 2017

10.39A (52)	Adoption Agreement to CSG Systems, Inc. Wealth Accumulation Plan, executed September 13, 2018

10.50 (3)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51 (6)	Employment Agreement with Bret C. Griess, dated February 19, 2009

Exhibit Number	Description
10.51A (34)	Amended and Restated Employment Agreement with Bret C. Griess, dated November 19, 2015

10.51B (43)	Amendment No. 1 to Amended and Restated Employment Agreement with Bret C. Griess, dated November 17, 2016

10.52 (37)	Employment Agreement with Brian Shepherd, dated February 15, 2016

10.52A (43)	Amendment No. 1 to Employment Agreement with Brian Shepherd, dated November 17, 2016

10.53 (37)	Employment Agreement with Kenneth M. Kennedy, dated March 1, 2016

10.53A (43)	Amendment No. 1 to Employment Agreement with Kenneth M. Kennedy, dated November 17, 2016

10.54 (50)	Employment Agreement with Rolland B. Johns, dated May 17, 2018

10.83 (51)	Forms of Agreement for Equity Compensation

10.84 (39)	Forms of Agreement for Equity Compensation

10.85 (51)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 19, 2009.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.

(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.
(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-K/A for the period ended December 31, 2013, filed on July 9, 2014.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2014, filed on October 23, 2014.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 19, 2015.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.
(36)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2015, filed on August 29, 2016.
(37)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 25, 2016.

(38)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 9, 2016.
(39)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.
(40)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2016.
(41)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.
(42)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.
(43)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 17, 2016.
(44)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.
(45)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
(46)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017.
(47)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.
(48)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.
(49)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.
(50)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2018.
(51)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(52)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.
(53)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.
(54)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2019.
(55)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.
(56)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2019.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSG SYSTEMS INTERNATIONAL, INC.
By:	/s/ BRET C. GRIESS
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD B. REED	Chairman of the Board of Directors	February 21, 2020
Donald B. Reed

/s/ BRET C. GRIESS	Director, President and Chief Executive Officer	February 21, 2020
Bret C. Griess	(Principal Executive Officer)

/s/ ROLLAND B. JOHNS	Chief Financial Officer	February 21, 2020
Rolland B. Johns	(Principal Financial Officer)

/s/ DAVID N. SHAAF	Chief Accounting Officer	February 21, 2020
David N. Schaaf	(Principal Accounting Officer)

/s/ DAVID G. BARNES	Director	February 21, 2020
David G. Barnes

/s/ RONALD H. COOPER	Director	February 21, 2020
Ronald H. Cooper

/s/ MARWAN H. FAWAZ	Director	February 21, 2020
Marwan H. Fawaz

/s/ RAJAN NAIK	Director	February 21, 2020
Rajan Naik

/s/ JANICE I. OBUCHOWSKI	Director	February 21, 2020
Janice I. Obuchowski

/s/ FRANK V. SICA	Director	February 21, 2020
Frank V. Sica

/s/ DONALD V. SMITH	Director	February 21, 2020
Donald V. Smith

/s/ HAIYAN SONG	Director	February 21, 2020
Haiyan Song

/s/ JAMES A. UNRUH	Director	February 21, 2020
James A. Unruh