Form 10-Q
period 2020-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2020-05-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 33,066,288 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2020

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$107,744	$156,548
Short-term investments	23,529	26,109
Total cash, cash equivalents and short-term investments	131,273	182,657
Settlement assets	122,624	169,327
Trade accounts receivable:
Billed, net of allowance of $3,888 and $3,735	260,713	244,058
Unbilled	35,557	33,450
Income taxes receivable	5,435	4,297
Other current assets	42,702	35,293
Total current assets	598,304	669,082
Non-current assets:
Property and equipment, net of depreciation of $97,700 and $98,029	80,754	84,429
Operating lease right-of-use assets	107,009	94,847
Software, net of amortization of $128,662 and $125,437	30,645	32,526
Goodwill	262,833	259,164
Acquired client contracts, net of amortization of $93,866 and $93,767	55,329	55,105
Client contract costs, net of amortization of $34,644 and $31,526	51,967	50,746
Deferred income taxes	8,653	9,392
Other assets	28,963	27,739
Total non-current assets	626,153	613,948
Total assets	$1,224,457	$1,283,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,250	$10,313
Operating lease liabilities	22,085	22,442
Client deposits	36,717	38,687
Trade accounts payable	37,960	32,704
Accrued employee compensation	46,448	77,527
Settlement liabilities	121,416	168,342
Deferred revenue	50,320	45,094
Income taxes payable	1,155	2,806
Other current liabilities	17,452	20,778
Total current liabilities	344,803	418,693
Non-current liabilities:
Long-term debt, net of unamortized discounts of $8,897 and $10,053	344,853	346,509
Operating lease liabilities	91,620	78,936
Deferred revenue	18,575	18,552
Income taxes payable	2,651	2,543
Deferred income taxes	15,786	6,376
Other non-current liabilities	19,338	14,759
Total non-current liabilities	492,823	467,675
Total liabilities	837,626	886,368
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,075 and 32,891 shares outstanding	699	696
Additional paid-in capital	452,524	454,663
Treasury stock, at cost; 35,498 and 35,356 shares	(874,225)	(867,817)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax	(8)	16
Cumulative foreign currency translation adjustments	(54,603)	(39,519)
Accumulated earnings	862,444	848,623
Total stockholders' equity	386,831	396,662
Total liabilities and stockholders' equity	$1,224,457	$1,283,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2020	March 31, 2019
Revenue	$245,617	$244,793

Cost of revenue (exclusive of depreciation, shown separately below)	131,206	128,963
Other operating expenses:
Research and development	30,337	32,591
Selling, general and administrative	44,384	45,918
Depreciation	5,565	5,113
Restructuring and reorganization charges	966	115
Total operating expenses	212,458	212,700
Operating income	33,159	32,093
Other income (expense):
Interest expense	(4,213)	(4,560)
Amortization of original issue discount	(730)	(690)
Interest and investment income, net	529	519
Other, net	(69)	(1,511)
Total other	(4,483)	(6,242)
Income before income taxes	28,676	25,851
Income tax provision	(7,162)	(6,600)
Net income	$21,514	$19,251

Weighted-average shares outstanding:
Basic	31,994	32,128
Diluted	32,358	32,438

Earnings per common share:
Basic	$0.67	$0.60
Diluted	0.66	0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2020	March 31, 2019
Net income	$21,514	$19,251
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,084)	3,847
Unrealized holding gain (loss) on short-term investments arising during period	(24)	18
Other comprehensive income (loss), net of tax	(15,108)	3,865
Total comprehensive income, net of tax	$6,406	$23,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2020:
BALANCE, January 1, 2020	32,891	$696	$-	$454,663	$(867,817)	$(39,503)	$848,623	$396,662
Comprehensive income:
Net income	-	-	-	-	-	-	21,514
Unrealized loss on short-term investments, net of tax	-	-	-	-	-	(24)	-
Foreign currency translation adjustments	-	-	-	-	-	(15,084)	-
Total comprehensive income								6,406
Repurchase of common stock	(299)	(2)	-	(7,555)	(6,408)	-	-	(13,965)
Issuance of common stock pursuant to employee stock purchase plan	14	-	-	564	-	-	-	564
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	-	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	4,857	-	-	-	4,857
Dividends	-	-	-	-	-	-	(7,693)	(7,693)
BALANCE, March 31, 2020	33,075	$699	$-	$452,524	$(874,225)	$(54,611)	$862,444	$386,831

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2019:
BALANCE, January 1, 2019	33,158	$693	$9,082	$441,417	$(842,360)	$(42,935)	$795,127	$361,024
Comprehensive income:
Net income	-	-	-	-	-	-	19,251
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	18	-
Foreign currency translation adjustments	-	-	-	-	-	3,847	-
Total comprehensive income								23,116
Repurchase of common stock	(352)	-	-	(4,134)	(9,290)	-	-	(13,424)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	512	-	-	-	512
Issuance of restricted common stock pursuant to stock-based compensation plans	462	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(3)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	3,693	-	-	-	3,693
Dividends	-	-	-	-	-	-	(7,411)	(7,411)
BALANCE, March 31, 2019	33,280	$697	$9,082	$441,484	$(851,650)	$(39,070)	$806,967	$367,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$21,514	$19,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities –
Depreciation	5,565	5,113
Amortization	10,788	11,949
Amortization of original issue discount	730	690
Asset impairment	259	69
Gain on short-term investments and other	(85)	(157)
Deferred income taxes	9,310	1,395
Stock-based compensation	4,857	3,693
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(23,304)	(12,018)
Other current and non-current assets and liabilities	(8,452)	(1,575)
Income taxes payable/receivable	(3,092)	3,886
Trade accounts payable and accrued liabilities	(32,455)	(25,594)
Deferred revenue	7,152	6,124
Net cash provided by (used in) operating activities	(7,213)	12,826

Cash flows from investing activities:
Purchases of software, property and equipment	(4,822)	(8,286)
Purchases of short-term investments	(16,037)	(14,168)
Proceeds from sale/maturity of short-term investments	18,670	19,619
Acquisition of and investments in business, net of cash acquired	(9,991)	(4,000)
Net cash used in investing activities	(12,180)	(6,835)

Cash flows from financing activities:
Proceeds from issuance of common stock	564	512
Payment of cash dividends	(8,277)	(7,641)
Repurchase of common stock	(13,876)	(13,568)
Payments on long-term debt	(1,875)	(1,875)
Net cash used in financing activities	(23,464)	(22,572)
Effect of exchange rate fluctuations on cash	(5,947)	876

Net decrease in cash and cash equivalents	(48,804)	(15,705)

Cash and cash equivalents, beginning of period	156,548	139,277
Cash and cash equivalents, end of period	$107,744	$123,572

Supplemental disclosures of cash flow information:
Cash paid during the period for –
Interest	$6,194	$6,506
Income taxes	857	1,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019, and for the quarters ended March 31, 2020 and 2019, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included.  The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 10-K”), filed with the SEC.  The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the expected results for the entire year ending December 31, 2020.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements. The preparation of the accompanying Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.

Revenue.  The majority of our future revenue is related to our revenue management solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2020 through 2028.  Our client contracts may also include guaranteed minimums and fixed monthly or annual fees.  As of March 31, 2020, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $1 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).  We expect to recognize approximately 75% of this amount by the end of 2022, with the remaining amount recognized by the end of 2028.  We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by geographic region (using the location of the client as the basis of attributing revenue to the individual regions) as follows (in thousands):

	Quarter Ended
	March 31,
	2020	2019
Americas (principally the U.S.)	$216,997	$210,729
Europe, Middle East, and Africa	21,032	24,626
Asia Pacific	7,588	9,438
Total revenue	$245,617	$244,793

Deferred revenue recognized in the first quarter of 2020 was $17.7 million.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents.  As of March 31, 2020 and December 31, 2019, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2020 and December 31, 2019, we had $2.6 million and $2.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit.  This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments.  Our financial instruments as of March 31, 2020 and December 31, 2019 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt.  Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2020 and December 31, 2019 have contractual maturities of less than two years from the time of acquisition.  Our short-term investments as of March 31, 2020 and December 31, 2019 consisted almost entirely of fixed income securities.  Proceeds from the sale/maturity of short-term investments for the three months ended March 31, 2020 and 2019 were $18.7 million and $19.6 million, respectively.

Our short-term investments as of March 31, 2020 and December 31, 2019 were $23.5 million and $26.1 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$4,150	$—	$4,150	$4,847	$—	$4,847
Commercial paper	—	9,393	9,393	—	26,964	26,964
Short-term investments:
Corporate debt securities	—	19,595	19,595	—	22,159	22,159
Asset-backed securities	—	3,934	3,934	—	3,950	3,950
Total	$4,150	$32,922	$37,072	$4,847	$53,073	$57,920

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$135,000	$135,000	$136,875	$136,875
2016 Convertible Debt (par value)	230,000	236,325	230,000	262,775

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Equity Method Investment.  As of March 31, 2020, we held an 8% noncontrolling interest in a payment technology and services company with a carrying value of $6.6 million.

3.  LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2020 were as follows (in thousands):

January 1, 2020 balance	$259,164
Tekzenit, Inc. acquisition	9,154
Effects of changes in foreign currency exchange rates	(5,485)
March 31, 2020 balance	$262,833

See Note 5 for discussion regarding the Tekzenit, Inc. acquisition.

Other Intangible Assets.  Our other intangible assets subject to ongoing amortization consist primarily of acquired client contracts and software.  As of March 31, 2020 and December 31, 2019, the carrying values of these assets were as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired client contracts	$149,195	$(93,866)	$55,329	$148,872	$(93,767)	$55,105
Software	159,307	(128,662)	30,645	157,963	(125,437)	32,526
Total other intangible assets	$308,502	$(222,528)	$85,974	$306,835	$(219,204)	$87,631

The total amortization expense related to other intangible assets for the first quarters of 2020 and 2019 were $6.3 million and $5.6 million, respectively.  Based on the March 31, 2020 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2020 – $23.2 million; 2021 – $16.0 million; 2022 – $13.2 million; 2023 – $9.6 million; and 2024 – $6.7 million.

Client Contract Costs.  As of March 31, 2020 and December 31, 2019, the carrying values of our client contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contract costs	$86,611	$(34,644)	$51,967	$82,272	$(31,526)	$50,746

The total amortization expense related to client contract costs for the first quarters of 2020 and 2019 were $4.0 million and $6.0 million, respectively.

4.  DEBT

Our long-term debt, as of March 31, 2020 and December 31, 2019, was as follows (in thousands):

	March 31,	December 31,
	2020	2019
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 2.95% at March 31, 2020 and 3.44% at December 31, 2019)	$135,000	$136,875
Less – deferred financing costs	(1,574)	(1,715)
2018 term loan, net of unamortized discounts	133,426	135,160
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(5,274)	(6,004)
Less – deferred financing costs	(2,049)	(2,334)
2016 Convertible Notes, net of unamortized discounts	222,677	221,662
Total debt, net of unamortized discounts	356,103	356,822
Current portion of long-term debt, net of unamortized discounts	(11,250)	(10,313)
Long-term debt, net of unamortized discounts	$344,853	$346,509

2018 Credit Agreement

During the quarter ended March 31, 2020, we made $1.9 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2018 Term Loan”).  As of March 31, 2020, our interest rate on the 2018 Term Loan is 2.95% (adjusted LIBOR plus 1.50% per annum), effective through June 2020, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”) is 0.20%.  As of March 31, 2020, we had no borrowings outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

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

As a result of our quarterly dividend in March 2020 (see Note 8), the previous conversion rate for the 2016 Convertible Notes of 17.5843 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.87 per share of our common stock, has been adjusted to 17.6036 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.81 per share of our common stock.

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

As of March 31, 2020, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5.  ACQUISITIONS

Tekzenit, Inc.  On January 2, 2020, we acquired Tekzenit Inc. (“Tekzenit”) for a purchase price of approximately $10 million.  This acquisition will allow us to accelerate our go-to-market approach serving clients who are focused on improving their customers’ experience while transforming their business.  The purchase agreement includes provisions for additional purchase price (“Provisional Purchase Price”) payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.  Of the Provisional Purchase Price amount, $6 million is considered contingent purchase price payments, of which $1.5 million was accrued upon acquisition. The remaining $4 million is tied to certain financial and sales criteria over a defined service period by the eligible recipients, and is therefore accounted for as post-acquisition compensation.  As of March 31, 2020, we have not accrued any amounts related to the post-acquisition compensation payments due to the uncertainty of payment.

The preliminary estimated fair values of assets acquired primarily include goodwill of $9.2 million and acquired client contracts of $2.9 million and liabilities assumed primarily include the contingent purchase price liabilities of $1.5 million.  The estimated fair values are considered provisional and are based on the information that was available as of the date of the Tekzenit acquisition.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but not later than one year from the acquisition date.

Forte Payment Systems, Inc.  In 2018, we acquired Forte Payment Systems, Inc. (“Forte”), a leading provider of advanced payment solutions headquartered in Allen, Texas.  We acquired 100% of the equity of Forte for a purchase price of approximately $93 million, (approximately $85 million, excluding cash acquired).  The purchase agreement also includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients, and are therefore accounted for as post-acquisition compensation.  As of March 31, 2020, we have accrued $2.5 million related to the potential earn-out payments.

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

Claims for Company Non-performance.  Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach.  From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements.  The service level performance requirements typically relate to system availability and timeliness of service delivery.  As of March 31, 2020, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2020.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended
	March 31,
	2020	2019
Basic weighted-average common shares	31,994	32,128
Dilutive effect of restricted common stock	364	174
Dilutive effect of Stock Warrants	-	136
Diluted weighted-average common shares	32,358	32,438

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

8.  STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During the first quarters of 2020 and 2019 we repurchased approximately 142,000 shares of our common stock for $6.4 million (weighted-average price of $45.26 per share) and approximately 249,000 shares of our common stock for $9.3 million (weighted-average price of $37.37 per share), respectively, under a SEC Rule 10b5-1 Plan.  In early April 2020, we suspended stock repurchases under the Stock Repurchase Program and terminated our existing SEC Rule 10b5-1 Plan.

As of March 31, 2020, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.8 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the first quarters of 2020 and 2019 we repurchased and then cancelled approximately 157,000 shares of common stock for $7.6 million and approximately 103,000 shares of common stock for $4.1 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the first quarter of 2020, the Board approved a quarterly cash dividend of $0.235 per share of common stock, totaling $7.7 million.  During the first quarter of 2019, the Board approved a quarterly cash dividend of $0.2225 per share of common stock, totaling $7.4 million.

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

As of March 31, 2020, 1.0 million Stock Warrants remain issued, none of which were vested.  The remaining unvested Stock Warrants will be accounted for as a client contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter of 2020 is as follows (shares in thousands):

	Quarter Ended
	March 31, 2020
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,117	$42.60
Awards granted	498	47.56
Awards forfeited/cancelled	(14)	43.00
Awards vested	(448)	43.23
Unvested awards, ending	1,153	$44.55

Included in the awards granted during the first quarter of 2020 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2022 upon meeting certain pre-established financial performance objectives over a two-year performance period.  Certain performance-based awards become fully vested upon a change in control, as defined, the subsequent involuntary termination of employment, and death.

The other restricted common stock shares granted during the first quarter of 2020 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time.  Certain shares of the restricted common stock become fully vested upon a change in control, as defined, the subsequent involuntary termination of employment, and death.

We recorded stock-based compensation expense for the first quarters of 2020 and 2019 of $4.9 million and $3.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2019 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve.  These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are outlined within Part II Item 1A. Risk Factors of this report and in Part I Item 1A. Risk Factors of our 2019 10-K.  Readers are strongly encouraged to review those sections closely in conjunction with MD&A.

Company Overview

We are one of the world’s leading providers of revenue management, customer experience, and payment solutions that enable a growing list of companies around the world to monetize relationships with their customers in an era of rapid change and digital transformation.  We leverage more than 35 years of experience to deliver innovative customer engagement solutions that help our clients acquire, monetize, engage, and retain their customers.  Our diverse worldwide workforce draws from real-world knowledge and extensive expertise to design and implement business solutions that make our clients’ hardest decisions simpler so that they can focus on delivering differentiated and real-time experiences to their customers.

We offer revenue management, customer experience, and payment solutions for every stage of the customer lifecycle so service providers can deliver an outstanding customer experience that adapts to their customers’ rapidly changing demands.  Our proven solutions are built on a combination of on-premise, public and private cloud platforms, either customized or pre-integrated, as well as managed services models that adapt to fit our clients’ unique business needs and enable the transformative change required to create personalized experiences that drive loyalty and retention.

We focus our research and development (“R&D”) and acquisition investments on expanding our offerings in a timely and efficient manner to address the complex, transformative needs of service providers.  Our scalable, modular, and flexible solutions combined with our domain expertise and our ability to effectively migrate clients to our solutions, provide the industry with proven solutions to improve their profitability and consumers’ experiences.  We have specifically architected our solutions to offer service providers a phased, incremental approach to transforming their businesses, thereby reducing the business interruption risk associated with this evolution.

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of clients in markets including financial services, healthcare, media and entertainment companies, and government entities.  A summary of our revenue by industry for the first quarters of 2020 and 2019 were as follows:

	Quarter Ended
	March 31, 2020	March 31, 2019
Broadband/Cable/Satellite	58%	58%
Telecommunications	17%	19%
Other	25%	23%
Total revenue	100%	100%

Revenue by geographic regions for the first quarters of 2020 and 2019 were as follows:

	Quarter Ended
	March 31, 2020	March 31, 2019
Americas (principally the U.S.)	88%	86%
Europe, Middle East, and Africa	9%	10%
Asia Pacific	3%	4%
Total revenue	100%	100%

We are a S&P Small Cap 600 company.

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency.  This outbreak has negatively affected the U.S. and the global economy, created a significant disruption of the financial markets, disrupted global supply chains, and has resulted in mandated closures, orders to shelter-in-place, and significant travel restrictions.  While we have taken measures to protect the health and safety of our employees, to include work from home requirements for those employees whom are able to conduct business from home and delayed travel, we are still conducting business as usual and are working with our clients to minimize any potential disruption.  At this time, we do not believe that our work from home requirements have adversely impacted our internal controls, financial reporting systems, or our operations.

The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict.  See Part II Item 1A. Risk Factors of this report for additional details.  While the outbreak did not negatively impact our operating results for the first quarter of 2020, we are beginning to experience extended sales and implementation cycles related to our revenue management and customer experience solutions, as well as volume reductions at certain of our payment solutions clients.  In addition, we are also beginning to experience some revenue headwinds as a result of recent foreign currency movements.  We anticipate that these impacts to revenue will begin to be realized in the second quarter of 2020, and could continue for the remainder of 2020, or until economic conditions improve.  We will continue to diligently monitor and manage our expense levels considering our anticipation of a lower revenue profile for the remainder of 2020.

As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our employees, providing our clients with world-class services and solutions, and prudently managing our liquidity to ensure our continued financial strength.  Additionally, in early April 2020, we suspended our stock repurchases under our Stock Repurchase Program as we continue to evaluate the implications of the COVID-19 pandemic.  As of March 31, 2020, we had approximately $131 million in cash and an additional $200 million available to borrow under our revolving credit facility.  Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business results.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2020, when compared to the first quarter of 2019, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2020	March 31, 2019
Revenue	$245,617	$244,793
Transaction fees (1)	18,324	17,132
Operating Results:
Operating income	$33,159	$32,093
Operating income margin	13.5%	13.1%
Diluted EPS	$0.66	$0.59
Supplemental Data:
Restructuring and reorganization charges	$966	$115
Acquisition-related costs:
Amortization of acquired intangible assets	3,051	3,181
Earn-out compensation	-	1,260
Transaction-related costs	53	-
Stock-based compensation (2)	4,925	4,664
Amortization of OID	730	690
(1)

Transaction fees are primarily comprised of interchange and other payment-related fees that we pay, in conjunction with the delivery of service to clients under our payment services contracts, to third-party payment processors and financial institutions.  Because we control the integrated service provided under our payment services client contracts, these transaction fees are presented gross, and not netted against revenue.

(2)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges.

Revenue.  Revenue for the first quarter of 2020 was $245.6 million, an $0.8 million increase when compared to revenue of $244.8 million for the first quarter of 2019.

Operating Results.  Operating income for the first quarter of 2020 was $33.2 million, or a 13.5% operating margin percentage, compared to $32.1 million, or a 13.1% operating margin percentage for the first quarter of 2019.  The increase in operating income is primarily a result of the higher revenue for the quarter.

Diluted EPS.  Diluted EPS for the first quarter of 2020 was $0.66 compared to $0.59 for the first quarter of 2019, with the increase mainly attributed to lower non-operating expense for the first quarter of 2020.

Cash and Cash Flows.  As of March 31, 2020, we had cash, cash equivalents and short-term investments of $131.3 million, as compared to $182.7 million as of December 31, 2019.  Our cash flows from operating activities for the quarter ended March 31, 2020 were ($7.2) million due to the timing of two key recurring client payments due before quarter-end which were received after quarter-end, and the payment of the 2019 year-end accrued employee incentive compensation.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenue have been generated from our two largest clients, which are Comcast and Charter Corporation Inc. (“Charter”).

Revenue from these clients for the indicated periods were as follows (in thousands, except percentages):

	Quarter Ended
	March 31, 2020		December 31, 2019		March 31, 2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Comcast	$52,679	21%	$60,049	24%	$55,027	22%
Charter	50,712	21%	50,617	20%	46,347	19%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	March 31,	December 31,	March 31,
	2020	2019	2019
Comcast	20%	24%	28%
Charter	30%	24%	21%

See our 2019 10-K for additional discussion of our business relationships and contractual terms with Comcast and Charter.

Risk of Client Concentration.  We expect to continue to generate a significant percentage of our future revenue from our largest clients mentioned above.  There are inherent risks whenever a large percentage of total revenue are concentrated with a limited number of clients.  Should a significant client: (i) terminate or fail to renew their contracts with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2019 10-K.

Results of Operations

Revenue.  Total revenue for the first quarter of 2020 was $245.6 million, an $0.8 million increase when compared to $244.8 million for the first quarter of 2019.  This increase can be mainly attributed to:  (i)  the continued strong revenue from our revenue management solutions, offset to a certain degree by the pricing adjustments provided to Comcast in conjunction with the five-year extension signed in December 2019 that became effective January 1, 2020, discussed in CSG’s 2019 Form 10-K; and (ii) revenue growth from our payments solutions.

We use the location of the client as the basis of attributing revenue to individual countries.  Revenue by geographic regions for the first quarters of 2020 and 2019 were as follows (in thousands):

	Quarter Ended
	March 31,
	2020	2019
Americas (principally the U.S.)	$216,997	$210,729
Europe, Middle East, and Africa	21,032	24,626
Asia Pacific	7,588	9,438
Total revenue	$245,617	$244,793

Total Expenses.  Our operating expenses for the first quarter of 2020 were $212.5 million, relatively consistent when compared to $212.7 million for the first quarter of 2019.

The components of total expenses are discussed in more detail below.

Cost of Revenue  (Exclusive of Depreciation).  The cost of revenue for the first quarter of 2020 was $131.2 million, a 2% increase when compared to $129.0 million for the first quarter of 2019.  This increase can be mainly attributed to the costs associated with personnel being reassigned to cost of revenue projects from R&D projects.  Total cost of revenue as a percentage of revenue for the first quarters of 2020 and 2019 was 53.4% and 52.7%, respectively.

R&D Expense.  R&D expense for the first quarter of 2020 decreased 7% to $30.3 million, from $32.6 million for the first quarter of 2019.  The decrease in R&D expense is mainly attributed to lower employee-related costs, to include personnel and the related costs previously assigned to R&D projects being reassigned to other areas of the business, discussed above.  As a percentage of total revenue, R&D expense for the first quarters of 2020 and 2019 were 12.4% and 13.3%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the first quarter of 2020 decreased 3% to $44.4 million, from $45.9 million for the first quarter of 2019.  This decrease is primarily due to lower employee-related costs.  Our SG&A costs as a percentage of total revenue for the first quarters of 2020 and 2019 were 18.1% and 18.8%, respectively.

Depreciation.  Depreciation expense for the first quarter of 2020 increased 9% to $5.6 million, from $5.1 million for the first quarter of 2019.  This increase can be primarily attributed to the increased level of capital expenditures we have made on items such as technology, security, infrastructure, and modernization of equipment.

Operating Income. Operating income for the first quarter of 2020 was $33.2 million, or 13.5% of total revenue, compared to $32.1 million, or 13.1% of total revenue for the first quarter of 2019.  The increase in operating income is primarily a result of the higher revenue generated in 2020.

Other, Net.  Other expense for the first quarter of 2020 was $0.1 million, compared to $1.5 million for the first quarter of 2019, with the amounts mainly attributed to foreign currency losses.

Income Tax Provision. The effective income tax rates for the first quarters of 2020 and 2019 were as follows:

Quarter Ended
March 31,
2020	2019
25%	26%

Our estimated full year 2020 effective income tax rate is approximately 26%.

Liquidity

Cash and Liquidity

As of March 31, 2020, our principal sources of liquidity included cash, cash equivalents and short-term investments of $131.3 million, as compared to $182.7 million as of December 31, 2019.  We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of March 31, 2020, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2020, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31,	December 31,
	2020	2019
Americas (principally the U.S.)	$85,185	$125,309
Europe, Middle East and Africa	39,234	50,477
Asia Pacific	6,854	6,871
Total cash, equivalents and short-term investments	$131,273	$182,657

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of March 31, 2020, we had $2.6 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

Cash Flows from Operating Activities

We calculate our cash flows from operating activities in accordance with U.S. GAAP, beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, gain/loss from debt extinguishments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2019 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2020 and 2019 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2020:
March 31	$52,938	$(60,151)	$(7,213)

2019:
March 31	$42,003	$(29,177)	$12,826

Cash flows from operating activities for the first quarters of 2020 and 2019 reflect the negative impacts of the payment of the 2019 and 2018 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.  Additionally, cash flows from operating activities for the first quarters of 2020 and 2019, were negatively impacted by the timing of certain recurring key client payments that were delayed and received subsequent to quarter-end, of approximately $33 million and $14 million, respectively.

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

Significant fluctuations in key operating assets and liabilities between 2020 and 2019 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2020:
March 31	$264,601	$(3,888)	$260,713	72

2019:
March 31	$247,833	$(2,897)	$244,936	65

As of March 31, 2020 and 2019, approximately 95% of our billed accounts receivable balance, for both periods, were less than 60 days past due.

The year-over-year increase in DBOs can be directly attributed to the increase key client delays of their recurring payments, as noted above.  We may experience future adverse impacts to our DBOs if we experience payment delays, which may be exacerbated as a result of the impact of the COVID-19 pandemic on our clients and their ability to pay in a timely manner.  Additionally, as a global company, our ability to invoice certain clients outside of the U.S. may be dependent upon completion of local country billing protocols and processes which may be impacted or delayed due to the global pandemic. While we currently do not expect the impact to our net accounts receivable to be significant, the duration and severity of this global pandemic are still evolving and uncertain.

Accrued Employee Compensation

Accrued employee compensation decreased $31.1 million to $46.4 million as of March 31, 2020, from $77.5 million as of December 31, 2019, due primarily to the payment of the 2019 employee incentive compensation that was fully accrued at December 31, 2019, offset to a certain degree by the accrual for the 2020 employee incentive compensation.

Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.  Additionally, during the first quarter of 2020 we acquired Tekzenit for approximately $10 million, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.  For the first quarters of 2020 and 2019, we purchased $16.0 million and $14.2 million, respectively, and sold (or had mature) $18.7 million and $19.6 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity, and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment.  Our capital expenditures for the first quarters of 2020 and 2019 for software, property and equipment were $4.8 million and $8.3 million, respectively, and consisted principally of investments in: (i) statement production equipment; (ii) computer hardware, software, and related equipment; and (iii) facilities and internal infrastructure items.

Cash Flows from Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the first quarters of 2020 and 2019, the Board approved dividends totaling $7.7 million and $7.4 million, respectively, and made dividend payments of $8.3 million and $7.6 million, respectively, through March 31, 2020 and 2019 (with the differences attributed to unvested incentive shares that are paid upon vesting).

Repurchase of Common Stock.  During the first quarters of 2020 and 2019, we repurchased approximately 142,000 and 249,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $6.4 million and $9.3 million, respectively, and paid $6.3 million and $9.5 million, respectively, through March 31, 2020 and 2019 (with the differences attributed to the timing of share settlement).

Outside of our Stock Repurchase Program, during the first quarters of 2020 and 2019, we repurchased from our employees and then cancelled approximately 157,000 and 103,000 shares of our common stock, respectively, for $7.6 million and $4.1 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt. During the first quarters of 2020 and 2019, we made principal repayments of $1.9 million, for both periods.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of March 31, 2020, we had cash, cash equivalents, and short-term investments of $131.3 million, of which approximately 61% is in U.S. dollars and held in the U.S.  We have $2.6 million of restricted cash, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Credit Facility.  We currently have a $200 million revolving loan facility, our 2018 Revolver.  As of March 31, 2020, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of March 31, 2020, we had 4.8 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement may place certain limitations on our ability to repurchase our common stock.

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

During the first quarter of 2020, we repurchased 142,000 million shares of our common stock for $6.4 million (weighted-average price of $45.26 per share).

Outside of our Stock Repurchase Program, during the first quarter of 2020, we repurchased from our employees and then cancelled 158,000 million shares of our common stock for $7.6 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•

Cash Dividends.  During the first quarter of 2020, the Board declared dividends totaling $7.7 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisition.  The 2018 Forte acquisition purchase agreement includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.  As of March 31, 2020, we have made no earn-out payments.

In January 2020, we acquired certain assets of Tekzenit, Inc. (“Tekzenit”) for a purchase price of approximately $10 million.    The purchase agreement includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.

These acquisitions were funded from currently available cash.  Our acquisition of Tekzenit is discussed in more detail in Note 5 to our Financial Statements.  As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new clients and expansion into verticals outside the global communications market.

•	Capital Expenditures. During the first quarter of 2020, we spent $4.8 million on capital expenditures. As of March 31, 2020, we had committed to purchase approximately $1.0 million of equipment.
•

Stock Warrants.  We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of March 31, 2020, approximately 1.0 million Stock Warrants remain issued, none of which are vested.

The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt.  As of March 31, 2020, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement with term loan borrowings of $135.0 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $11.3 million, and $3.9 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of March 31, 2020, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the March 31, 2020 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments.  Our cash and cash equivalents as of March 31, 2020 and December 31, 2019 were $107.7 million and $156.5 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2020 and December 31, 2019 were $23.5 million and $26.1 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S.  The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of our clients related to our payment processing services.  As of March 31, 2020 and December 31, 2019, we had $122.6 million and $169.3 million, respectively, of cash collected on behalf of our clients which is held for an established holding period until settlement with the client.  The holding period is generally one to four business days depending on the payment model and contractual terms with the client.  During the holding period, cash is held in accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our clients.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of March 31, 2020, the fair value of the 2016 Convertible Notes was estimated at $236.3 million, using quoted market prices.

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

During the first quarter of 2020, we generated approximately 89% of our revenue in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of March 31, 2020 and December 31, 2019, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2020		December 31, 2019
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(8)	$1,696	$(30)	$1,786
Euro	(222)	8,592	(76)	11,284
U.S. Dollar	(283)	18,689	(117)	18,890
South African Rand	(54)	5,646	-	7,602
Other	(13)	1,297	(6)	1,065
Totals	$(580)	$35,920	$(229)	$40,627

A hypothetical adverse change of 10% in the March 31, 2020 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of March 31, 2020.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2019 Form 10-K.  There were no material changes to the risk factors disclosed in our 2019 Form 10-K during the first quarter of 2020, other than the addition of the following below.

Our Business May be Disrupted and Our Results of Operations and Cash Flows May be Adversely Affected by the Recent Coronavirus (COVID-19) Pandemic.

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency.  This outbreak has adversely affected workforces, clients, economies, and financial markets globally.  The significance of the impact on our operations is not yet certain and depends on numerous evolving factors that we may not be able to accurately predict or effectively respond to, including, among others:

•	the duration and scope of the pandemic;
•

the effect on global economic activity and the resulting impact on our client’s businesses, their credit and liquidity, and their demand for our solutions and services, as well as their ability to pay;

•

our ability to deliver and implement our solutions in a timely manner, including as a result of supply chain challenges, one or more print and mail facility closures for an extended period, restrictions on travel for our and client personnel, as well as shelter-in-place orders; and

•	actions taken by U.S., foreign, state, and local governments, suppliers, and individuals in response to the outbreak.

While we have significant sources of cash and liquidity and access to a committed credit line, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the first quarter of 2020 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 - January 31	35,237	$51.42	33,600	4,927,967
February 1 - February 29	137,115	50.51	24,600	4,903,367
March 1 - March 31	126,901	41.29	83,400	4,819,967
Total	299,253	$46.71	141,600
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26AF*	Thirty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AG*	Thirty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.27B*	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2020

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)