Form 10-Q
period 2020-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2020-08-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 33,083,921 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2020

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$144,019	$156,548
Short-term investments	27,183	26,109
Total cash, cash equivalents and short-term investments	171,202	182,657
Settlement assets	139,248	169,327
Trade accounts receivable:
Billed, net of allowance of $4,057 and $3,735	244,413	244,058
Unbilled	35,941	33,450
Income taxes receivable	7,516	4,297
Other current assets	44,448	35,293
Total current assets	642,768	669,082
Non-current assets:
Property and equipment, net of depreciation of $100,883 and $98,029	84,689	84,429
Operating lease right-of-use assets	117,304	94,847
Software, net of amortization of $131,835 and $125,437	29,141	32,526
Goodwill	262,774	259,164
Acquired client contracts, net of amortization of $96,491 and $93,767	52,776	55,105
Client contract costs, net of amortization of $37,827 and $31,526	41,561	50,746
Deferred income taxes	9,193	9,392
Other assets	29,176	27,739
Total non-current assets	626,614	613,948
Total assets	$1,269,382	$1,283,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$12,188	$10,313
Operating lease liabilities	21,771	22,442
Client deposits	37,278	38,687
Trade accounts payable	34,494	32,704
Accrued employee compensation	45,689	77,527
Settlement liabilities	137,894	168,342
Deferred revenue	52,195	45,094
Income taxes payable	7,632	2,806
Other current liabilities	21,626	20,778
Total current liabilities	370,767	418,693
Non-current liabilities:
Long-term debt, net of unamortized discounts of $7,726 and $10,053	342,274	346,509
Operating lease liabilities	102,609	78,936
Deferred revenue	16,772	18,552
Income taxes payable	2,706	2,543
Deferred income taxes	13,334	6,376
Other non-current liabilities	23,298	14,759
Total non-current liabilities	500,993	467,675
Total liabilities	871,760	886,368
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,080 and 32,891 shares outstanding	699	696
Additional paid-in capital	458,362	454,663
Treasury stock, at cost; 35,507 and 35,356 shares	(874,592)	(867,817)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	44	16
Cumulative foreign currency translation adjustments	(51,932)	(39,519)
Accumulated earnings	865,041	848,623
Total stockholders' equity	397,622	396,662
Total liabilities and stockholders' equity	$1,269,382	$1,283,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$240,321	$245,856	$485,938	$490,649

Cost of revenue (exclusive of depreciation, shown separately below)	138,153	132,234	269,359	261,197
Other operating expenses:
Research and development	29,263	30,645	59,600	63,236
Selling, general and administrative	44,999	45,372	89,383	91,290
Depreciation	5,634	5,441	11,199	10,554
Restructuring and reorganization charges	2,497	1,826	3,463	1,941
Total operating expenses	220,546	215,518	433,004	428,218
Operating income	19,775	30,338	52,934	62,431
Other income (expense):
Interest expense	(4,040)	(4,498)	(8,253)	(9,058)
Amortization of original issue discount	(740)	(700)	(1,470)	(1,390)
Interest and investment income, net	303	417	832	936
Other, net	(1,048)	1,280	(1,117)	(231)
Total other	(5,525)	(3,501)	(10,008)	(9,743)
Income before income taxes	14,250	26,837	42,926	52,688
Income tax provision	(3,884)	(7,458)	(11,046)	(14,058)
Net income	$10,366	$19,379	$31,880	$38,630

Weighted-average shares outstanding:
Basic	32,100	32,093	32,047	32,111
Diluted	32,258	32,458	32,308	32,448

Earnings per common share:
Basic	$0.32	$0.60	$0.99	$1.20
Diluted	0.32	0.60	0.99	1.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$10,366	$19,379	$31,880	$38,630
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,671	(3,818)	(12,413)	29
Unrealized holding gains on short-term investments arising during period	52	10	28	28
Other comprehensive income (loss), net of tax	2,723	(3,808)	(12,385)	57
Total comprehensive income, net of tax	$13,089	$15,571	$19,495	$38,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Six Months Ended June 30, 2020:
BALANCE, January 1, 2020	32,891	$696	$-	$454,663	$(867,817)	$(39,503)	$848,623	$396,662
Comprehensive income:
Net income	-	-	-	-	-	-	21,514
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(24)	-
Foreign currency translation adjustments	-	-	-	-	-	(15,084)	-
Total comprehensive income								6,406
Repurchase of common stock	(299)	(2)	-	(7,555)	(6,408)	-	-	(13,965)
Issuance of common stock pursuant to employee stock purchase plan	14	-	-	564	-	-	-	564
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	-	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	4,857				4,857
Dividends	-	-	-	-	-	-	(7,693)	(7,693)
BALANCE, March 31, 2020	33,075	699	-	452,524	(874,225)	(54,611)	862,444	386,831
Comprehensive income:
Net income	-	-	-	-	-	-	10,366
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	52	-
Foreign currency translation adjustments	-	-	-	-	-	2,671	-
Total comprehensive income								13,089
Repurchase of common stock	(11)	-	-	(100)	(367)	-	-	(467)
Issuance of common stock pursuant to employee stock purchase plan	18	-	-	683	-	-	-	683
Issuance of restricted common stock pursuant to stock-based compensation plans	12	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(14)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	5,255				5,255
Dividends	-	-	-	-	-	-	(7,769)	(7,769)
BALANCE, June 30, 2020	33,080	$699	$-	$458,362	$(874,592)	$(51,888)	$865,041	$397,622

For the Six Months Ended June 30, 2019:
BALANCE, January 1, 2019	33,158	$693	$9,082	$441,417	$(842,360)	$(42,935)	$795,127	$361,024
Comprehensive income:
Net income	-	-	-	-	-	-	19,251
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	18	-
Foreign currency translation adjustments	-	-	-	-	-	3,847	-
Total comprehensive income								23,116
Repurchase of common stock	(352)	-	-	(4,134)	(9,290)	-	-	(13,424)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	512	-	-	-	512
Issuance of restricted common stock pursuant to stock-based compensation plans	462	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(3)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	3,693				3,693
Dividends	-	-	-	-	-	-	(7,411)	(7,411)
BALANCE, March 31, 2019	33,280	697	9,082	441,484	(851,650)	(39,070)	806,967	367,510
Comprehensive income:
Net income	-	-	-	-	-	-	19,379
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	10	-
Foreign currency translation adjustments	-	-	-	-	-	(3,818)	-
Total comprehensive income								15,571
Repurchase of common stock	(148)	-	-	(383)	(6,536)	-	-	(6,919)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	603	-	-	-	603
Issuance of restricted common stock pursuant to stock-based compensation plans	6	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(91)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	4,807				4,807
Dividends	-	-	-	-	-	-	(7,248)	(7,248)
BALANCE, June 30, 2019	33,062	$696	$9,082	$446,512	$(858,186)	$(42,878)	$819,098	$374,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$31,880	$38,630
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	11,199	10,554
Amortization	22,043	24,625
Amortization of original issue discount	1,470	1,390
Asset impairment	10,595	365
Gain on short-term investments and other	(110)	(170)
Deferred income taxes	6,771	4,181
Stock-based compensation	10,112	8,500
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(6,286)	(31,751)
Other current and non-current assets and liabilities	(8,951)	(16,222)
Income taxes payable/receivable	1,332	(315)
Trade accounts payable and accrued liabilities	(36,381)	(17,328)
Deferred revenue	6,803	5,970
Net cash provided by operating activities	50,477	28,429

Cash flows from investing activities:
Purchases of software, property and equipment	(14,334)	(17,858)
Purchases of short-term investments	(35,112)	(22,542)
Proceeds from sale/maturity of short-term investments	34,185	28,753
Acquisition of and investments in business, net of cash acquired	(9,991)	(4,000)
Net cash used in investing activities	(25,252)	(15,647)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,247	1,115
Payment of cash dividends	(15,856)	(14,808)
Repurchase of common stock	(14,515)	(20,741)
Payments on long-term debt	(4,687)	(3,750)
Net cash used in financing activities	(33,811)	(38,184)
Effect of exchange rate fluctuations on cash	(3,943)	(98)

Net decrease in cash and cash equivalents	(12,529)	(25,500)

Cash and cash equivalents, beginning of period	156,548	139,277
Cash and cash equivalents, end of period	$144,019	$113,777

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$7,327	$8,110
Income taxes	2,865	10,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and December 31, 2019, and for the quarters and six months ended June 30, 2020 and 2019, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included.  The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 10-K”), filed with the SEC.  The results of operations for the quarter and six months ended June 30, 2020 are not necessarily indicative of the expected results for the entire year ending December 31, 2020.

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

Revenue.  The majority of our future revenue is related to our revenue management solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2020 through 2028.  Our client contracts may also include guaranteed minimums and fixed monthly or annual fees.  As of June 30, 2020, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $1 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).  We expect to recognize approximately 70% of this amount by the end of 2022, with the remaining amount recognized by the end of 2028.  We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by geographic region (using the location of the client as the basis of attributing revenue to the individual regions) as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas (principally the U.S.)	$209,926	$214,390	$426,923	$425,120
Europe, Middle East, and Africa	22,134	22,606	43,166	47,232
Asia Pacific	8,261	8,860	15,849	18,297
Total revenue	$240,321	$245,856	$485,938	$490,649

Deferred revenue recognized during the quarter and six months ended June 30, 2020 was $9.7 million and $27.4 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents.  As of June 30, 2020 and December 31, 2019, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of June 30, 2020 and December 31, 2019, we had $2.1 million and $2.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit.  This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments.  Our financial instruments as of June 30, 2020 and December 31, 2019 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt.  Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of June 30, 2020 and December 31, 2019 have contractual maturities of less than two years from the time of acquisition.  Our short-term investments as of June 30, 2020 and December 31, 2019 consisted almost entirely of fixed income securities.  Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2020 and 2019 were $34.2 million and $28.8 million, respectively.

Our short-term investments as of June 30, 2020 and December 31, 2019 were $27.2 million and $26.1 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$29,240	$—	$29,240	$4,847	$—	$4,847
Commercial paper	—	5,797	5,797	—	26,964	26,964
Short-term investments:
Corporate debt securities	—	24,090	24,090	—	22,159	22,159
Asset-backed securities	—	3,093	3,093	—	3,950	3,950
Total	$29,240	$32,980	$62,220	$4,847	$53,073	$57,920

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$132,188	$132,188	$136,875	$136,875
2016 Convertible debt (par value)	230,000	238,625	230,000	262,775

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Equity Method Investment.  As of June 30, 2020, we held an 8% noncontrolling interest in a payment technology and services company with a carrying value of $6.5 million.

3.  LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows (in thousands):

January 1, 2020 balance	$259,164
Tekzenit, Inc. acquisition	9,154
Adjustments related to prior acquisitions	(30)
Effects of changes in foreign currency exchange rates	(5,514)
June 30, 2020 balance	$262,774

See Note 5 for discussion regarding the Tekzenit, Inc. acquisition.

Other Intangible Assets.  Our other intangible assets subject to ongoing amortization consist primarily of acquired client contracts and software.  As of June 30, 2020 and December 31, 2019, the carrying values of these assets were as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired client contracts	$149,267	$(96,491)	$52,776	$148,872	$(93,767)	$55,105
Software	160,976	(131,835)	29,141	157,963	(125,437)	32,526
Total intangible assets	$310,243	$(228,326)	$81,917	$306,835	$(219,204)	$87,631

The total amortization expense related to other intangible assets for the second quarters of 2020 and 2019 were $6.3 million and $5.8 million, respectively, and for the six months ended June 30, 2020 and 2019 were $12.6 million and $11.4 million, respectively.  Based on the June 30, 2020 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2020 – $24.5 million; 2021 – $16.9 million; 2022 – $13.1 million; 2023 – $9.6 million; and 2024 – $6.7 million.

Client Contract Costs.  As of June 30, 2020 and December 31, 2019, the carrying values of our client contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contract costs	$79,388	$(37,827)	$41,561	$82,272	$(31,526)	$50,746

During the second quarter of 2020, we recorded an impairment charge of $10.3 million for the write-off of capitalized client contract costs related to a discontinued project implementation.  This non-cash impairment charge is included primarily in cost of revenue in our Condensed Consolidated Statements of Income (“Income Statement”).

The total amortization expense related to client contract costs for the second quarters of 2020 and 2019 were $4.6 million and $6.4 million, respectively, and for the six months ended June 30, 2020 and 2019 were $8.6 million and $12.4 million, respectively.

4.  DEBT

Our long-term debt, as of June 30, 2020 and December 31, 2019, was as follows (in thousands):

	June 30,	December 31,
	2020	2019
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 1.81% at June 30, 2020 and 3.44% at December 31, 2019)	$132,188	$136,875
Less – deferred financing costs	(1,433)	(1,715)
2018 term loan, net of unamortized discounts	130,755	135,160
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(4,534)	(6,004)
Less – deferred financing costs	(1,759)	(2,334)
2016 Convertible Notes, net of unamortized discounts	223,707	221,662
Total debt, net of unamortized discounts	354,462	356,822
Current portion of long-term debt, net of unamortized discounts	(12,188)	(10,313)
Long-term debt, net of unamortized discounts	$342,274	$346,509

2018 Credit Agreement

During the six months ended June 30, 2020, we made $4.7 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2018 Term Loan”).  As of June 30, 2020, our interest rate on the 2018 Term Loan is 1.81% (adjusted LIBOR plus 1.50% per annum), effective through September 2020, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”) is 0.20%.  As of June 30, 2020, we had no borrowings outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

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

As a result of our quarterly dividend in June 2020 (see Note 8), the previous conversion rate for the 2016 Convertible Notes of 17.6036 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.81 per share of our common stock, has been adjusted to 17.6222 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.75 per share of our common stock.

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

As of June 30, 2020, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5.  ACQUISITION

On January 2, 2020, we acquired Tekzenit Inc. (“Tekzenit”) for a purchase price of approximately $10 million.  This acquisition will allow us to accelerate our go-to-market approach serving clients who are focused on improving their customers’ experience while transforming their business.  The purchase agreement includes provisions for additional purchase price (“Provisional Purchase Price”) payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.  Of the Provisional Purchase Price amount, $6 million is considered contingent purchase price payments, of which $1.5 million was accrued upon acquisition. The remaining $4 million is tied to certain financial and sales criteria over a defined service period by the eligible recipients, and is therefore accounted for as post-acquisition compensation.  As of June 30, 2020, we have not accrued any amounts related to the post-acquisition compensation payments due to the uncertainty of payment.

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

Claims for Company Non-performance.  Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach.  From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements.  The service level performance requirements typically relate to system availability and timeliness of service delivery.  As of June 30, 2020, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2020.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic weighted-average common shares	32,100	32,093	32,047	32,111
Dilutive effect of restricted common stock	158	182	261	178
Dilutive effect of Stock Warrants	-	183	-	159
Diluted weighted-average common shares	32,258	32,458	32,308	32,448

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

8.  STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During the second quarters of 2020 and 2019 we repurchased approximately 9,000 shares of our common stock for $0.4 million (weighted-average price of $40.74 per share) and approximately 144,000 shares of our common stock for $6.5 million (weighted-average price of $45.39 per share), respectively, and during the six months ended June 30, 2020 and 2019 we repurchased approximately 151,000 shares of our common stock for $6.8 million (weighted-average price of $44.99 per share) and approximately 393,000 shares of our common stock for $15.8 million (weighted-average price of $40.31 per share), respectively, under a SEC Rule 10b5-1 Plan.  In early April 2020, we suspended stock repurchases under the Stock Repurchase Program and terminated our existing SEC Rule 10b5-1 Plan.

As of June 30, 2020, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.8 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the second quarters of 2020 and 2019 we repurchased and then cancelled approximately 2,000 shares of common stock for $0.1 million and approximately 4,000 shares of common stock for $0.4 million, respectively, and during the six months ended June 30, 2020 and 2019 we repurchased and then cancelled approximately 159,000 shares of common stock for $7.7 million and approximately 107,000 shares of common stock for $4.5 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Stock Incentive Plan.  In May 2020, our stockholders approved an increase of 3.6 million shares authorized for issuance under the Amended and Restated 2005 Stock Incentive Plan, from 21.4 million shares to 25.0 million shares.

Cash Dividends.  During the second quarter of 2020, the Board approved a quarterly cash dividend of $0.235 per share of common stock, totaling $7.8 million.  During the second quarter of 2019, the Board approved a quarterly cash dividend of $0.2225 per share of common stock, totaling $7.4 million.  Dividends declared for the six months ended June 30, 2020 and 2019 totaled $15.5 million and $14.7 million, respectively.

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

As of June 30, 2020, 1.0 million Stock Warrants remain issued, none of which were vested.  The remaining unvested Stock Warrants will be accounted for as a client contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and six months ended June 30, 2020 is as follows (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,153	$41.98	1,117	$42.60
Awards granted	14	46.31	512	41.50
Awards forfeited/cancelled	(14)	44.21	(28)	42.75
Awards vested	(10)	46.88	(458)	43.31
Unvested awards, ending	1,143	$41.98	1,143	$41.98

Included in the awards granted during the six months ended June 30, 2020 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2022 upon meeting certain pre-established financial performance objectives over a two-year performance period.  Certain performance-based awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, or death.

The other restricted common stock shares granted during the six months ended June 30, 2020 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time.  Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the second quarters of 2020 and 2019 of $5.2 million and $4.8 million, respectively, and for six months ended June 30, 2020 and 2019 of $10.1 million and $8.5 million, respectively.

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

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of clients in other markets including financial services, healthcare, media and entertainment companies, and government entities.  A summary of our revenue by industry for the indicated periods  was as follows:

	Quarter Ended
	June 30, 2020	March 31, 2020	June 30, 2019
Broadband/Cable/Satellite	60%	58%	58%
Telecommunications	18%	17%	19%
Other	22%	25%	23%
Total revenue	100%	100%	100%

Revenue by geographic regions for the indicated periods was as follows:

	Quarter Ended
	June 30, 2020	March 31, 2020	June 30, 2019
Americas (principally the U.S.)	87%	88%	87%
Europe, Middle East, and Africa	9%	9%	9%
Asia Pacific	4%	3%	4%
Total revenue	100%	100%	100%

We are a S&P Small Cap 600 company.

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency.  This outbreak has negatively affected the U.S. and the global economy, created a significant disruption of the financial markets, disrupted global supply chains, and has resulted in mandated closures, orders to shelter-in-place, and significant travel restrictions.  While we have taken measures to protect the health and safety of our employees, to include work from home options for those employees whom are able to conduct business from home and significantly reduced travel, we are still conducting business as usual and are working with our clients to minimize any potential disruption.  At this time, we do not believe that our work from home options and limited staffing in select office locations have adversely impacted our internal controls, financial reporting systems, or our operations.

The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict.  See Part II Item 1A. Risk Factors of this report for additional details.  While the outbreak did not negatively impact our operating results for the first quarter of 2020, we began to realize these impacts to revenue during the second quarter of 2020 as we began to experience extended sales and implementation cycles related to our revenue management and customer experience solutions, as well as processing volume reductions.  In addition, we are also experiencing some revenue headwinds as a result of continued foreign currency fluctuations.  We anticipate that these impacts to revenue will continue for the remainder of 2020, or until economic conditions improve.  We will continue to diligently monitor and manage our expense levels in line with our anticipated revenue profile for the remainder of 2020.

As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our employees, providing our clients with world-class services and solutions, and prudently managing our liquidity to ensure our continued financial strength.  As of June 30, 2020, we had approximately $171 million in cash, cash equivalents and short-term investments, and an additional $200 million available to borrow under our revolving credit facility.  Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business results.

Management Overview of Quarterly Results

Second Quarter Highlights.  A summary of our results of operations for the second quarter of 2020, when compared to the second quarter of 2019, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2020	June 30, 2019
Revenue	$240,321	$245,856
Transaction fees (1)	15,695	17,778
Operating Results:
Operating income	$19,775	$30,338
Operating income margin	8.2%	12.3%
Diluted EPS	$0.32	$0.60
Supplemental Data:
Restructuring and reorganization charges	$2,497	$1,826
Acquisition-related costs:
Amortization of acquired intangible assets	3,033	3,174
Transaction-related costs	73	-
Stock-based compensation (2)	5,255	4,807
Amortization of OID	740	700
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

Revenue.  Revenue for the second quarter of 2020 was $240.3 million, a 2% decrease when compared to revenue of $245.9 million for the second quarter of 2019, with the decrease primarily attributed to extended sales and implementation cycles and processing volume reductions as a result of the impact of the COVID-19 pandemic, discussed above, as well as foreign currency headwinds.

Operating Results.  Operating income for the second quarter of 2020 was $19.8 million, or an 8.2% operating margin percentage, compared to $30.3 million, or a 12.3% operating margin percentage for the second quarter of 2019.  The decrease in operating income is primarily due to an approximately $10 million impairment charge recorded in the second quarter of 2020 for the write-off  of capitalized client contract costs related to a discontinued project implementation.

Diluted EPS.  Diluted EPS for the second quarter of 2020 was $0.32 compared to $0.60 for the second quarter of 2019, with the decrease mainly attributed the impairment charge, discussed above.

Cash and Cash Flows.  As of June 30, 2020, we had cash, cash equivalents and short-term investments of $171.2 million, as compared to $131.3 million as of March 31, 2020 and $182.7 million as of December 31, 2019.  Our cash flows from operating activities for the quarter ended June 30, 2020 were $57.7 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenue have been generated from our two largest clients, which are Comcast and Charter Corporation Inc. (“Charter”).

Revenue from these clients for the indicated periods were as follows (in thousands, except percentages):

	Quarter Ended
	June 30, 2020		March 31, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Comcast	$53,282	22%	$52,679	21%	$55,439	23%
Charter	51,364	21%	50,712	21%	48,455	20%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	June 30,	March 31,	June 30,
	2020	2020	2019
Comcast	20%	20%	22%
Charter	31%	30%	29%

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

Results of Operations

Revenue.  Total revenue for the: (i) second quarter of 2020 was $240.3 million, a 2% decrease when compared to $245.9 million for the second quarter of 2019; and (ii) six months ended June 30, 2020 was $485.9 million, a 1% decrease when compared to $490.6 million for the six months ended June 30, 2019.  These decreases are mainly attributed to the extended sales and implementation cycles related to our revenue management and customer experience solutions as well as processing volume reductions at certain payment solutions clients as a result of the impact of the COVID-19 pandemic, as well as foreign currency headwinds. The year-over-year decreases also reflect pricing adjustments associated with the five-year Comcast extension effective January 1, 2020, discussed in our 2019 Form 10-K; however, this was offset mainly by the year-over-year growth in our revenue management solutions.

We use the location of the client as the basis of attributing revenue to individual countries.  Revenue by geographic regions for the second quarters and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas (principally the U.S.)	$209,926	$214,390	$426,923	$425,120
Europe, Middle East, and Africa	22,134	22,606	43,166	47,232
Asia Pacific	8,261	8,860	15,849	18,297
Total revenue	$240,321	$245,856	$485,938	$490,649

Total Operating Expenses.  Our operating expenses for the: (i) second quarter of 2020 were $220.5 million, a 2% increase when compared to $215.5 million for the second quarter of 2019; and (ii) six months ended June 30, 2020 were $433.0 million, a 1% increase when compared to $428.2 million for the six months ended June 30, 2019.  These increases in operating expenses are primarily due to an approximately $10 million impairment charge discussed above, offset to a certain degree by lower employee-related costs and transaction fees, reflective of the lower revenue.

The components of total expenses are discussed in more detail below.

Cost of Revenue  (Exclusive of Depreciation).  The cost of revenue for the: (i) second quarter of 2020 was $138.2 million, a 4% increase when compared to $132.2 million for the second quarter of 2019; and (ii) six months ended June 30, 2020 was $269.4 million, a 3% increase when compared to $261.2 million for the six months ended June 30, 2019.  These increases can be mainly attributed to the approximately $10 million impairment charge, discussed above, offset to a certain degree by lower employee-related costs and transaction fees, reflective of the lower revenue.  Total cost of revenue as a percentage of revenue for the: (i) second quarters of 2020 and 2019 was 57.5% and 53.8%, respectively; and (ii) six months ended June 30, 2020 were 55.4% and 53.2%, respectively.

R&D Expense.  R&D expense for the (i) second quarter of 2020 decreased 5% to $29.3 million, from $30.6 million for the second quarter of 2019; and (ii) six months ended June 30, 2020 was $59.6 million, a 6% decrease when compared to $63.2 million for the six months ended June 30, 2019.  The decrease in R&D expense is mainly attributed to lower employee-related costs, to include personnel and the related costs previously assigned to R&D projects being reassigned to cost of revenue projects.  As a percentage of total revenue, R&D expense for the second quarters of 2020 and 2019 were 12.2% and 12.5%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

Selling, General and Administrative (“SG&A”) Expense.  SG&A expense for the: (i) second quarter of 2020 was $45.0 million, a slight decrease from $45.4 million for the second quarter of 2019; and (ii) six months ended June 30, 2020 decreased 2% to $89.4 million, from $91.3 million for the six months ended June 30, 2019.  These decreases can be primarily attributed to lower employee-related costs.  Our SG&A costs as a percentage of total revenue for the second quarters of 2020 and 2019 were 18.7% and 18.5%, respectively.

Depreciation.  Depreciation expense for the: (i) second quarter of 2020 was $5.6 million, a slight increase from the $5.4 million for the second quarter of 2019; and (ii) six months ended June 30, 2020 was $11.2 million, a 6% increase when compared to $10.6 million for the six months ended June 30, 2019.  These increases can be primarily attributed to the increased level of capital expenditures on items such as technology, security, infrastructure, and modernization of equipment.

Operating Income. Operating income for the: (i) second quarter of 2020 was $19.8 million, or 8.2% of total revenue, compared to $30.3 million, or 12.3% of total revenue for the second quarter of 2019; and (ii) six months ended June 30, 2020 was $52.9 million, or 10.9% of total revenue, compared to $62.4 million, or 12.7% of total revenue for the six months ended June 30, 2019.  These decreases in operating income can be mainly attributed to the impairment charge, discussed above.

Other, Net.  Other expense for the: (i) second quarter of 2020 was $1.0 million, compared to other income of $1.3 million for the second quarter of 2019; and (ii) six months ended June 30, 2020 was $1.1 million, compared to $0.2 million for the six months ended June 30, 2019, with the amounts mainly attributed to foreign currency losses.

Income Tax Provision. The effective income tax rates for the second quarters and six months ended June 30, 2020 and 2019 were as follows:

Quarter Ended		Six Months Ended
June 30,		June 30,
2020	2019	2020	2019
27%	28%	26%	27%

Our estimated full year 2020 effective income tax rate is approximately 27%.

Liquidity

Cash and Liquidity

As of June 30, 2020, our principal sources of liquidity included cash, cash equivalents and short-term investments of $171.2 million, as compared to $131.3 million as of March 31, 2020, and $182.7 million as of December 31, 2019. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of June 30, 2020, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of June 30, 2020, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30,	December 31,
	2020	2019
Americas (principally the U.S.)	$119,639	$125,309
Europe, Middle East and Africa	42,439	50,477
Asia Pacific	9,124	6,871
Total cash, equivalents and short-term investments	$171,202	$182,657

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of June 30, 2020, we had $2.1 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

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

Our 2020 and 2019 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2020:
March 31	$52,938	$(60,151)	$(7,213)
June 30	41,022	16,668	57,690
Total	$93,960	$(43,483)	$50,477

2019:
March 31	$42,003	$(29,177)	$12,826
June 30	46,072	(30,469)	15,603
Total	$88,075	$(59,646)	$28,429

Cash flows from operating activities for the first quarters of 2020 and 2019 reflect the negative impacts of the payment of the 2019 and 2018 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.  Additionally, cash flows from operating activities for the first and second quarters of 2020 and 2019 were negatively impacted by the timing of certain recurring key client payments that were delayed and received subsequent to quarter-end, of approximately $33 million and $26 million for the first and second quarters of 2020, respectively, and $14 million and $25 million for the first and second quarters of 2019, respectively.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2020:
March 31	$264,601	$(3,888)	$260,713	72
June 30	248,470	(4,057)	244,413	73

2019:
March 31	$247,833	$(2,897)	$244,936	65
June 30	268,656	(2,861)	265,795	67

As of June 30, 2020 and 2019, approximately 93% and 95%, respectively, of our billed accounts receivable balance were less than 60 days past due.

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

Accrued Employee Compensation

Accrued employee compensation decreased $31.8 million to $45.7 million as of June 30, 2020, from $77.5 million as of December 31, 2019, due primarily to the payment of the 2019 employee incentive compensation that was fully accrued at December 31, 2019, offset to a certain degree by the accrual for the 2020 employee incentive compensation.

Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.  Additionally, during the first quarter of 2020 we acquired Tekzenit for approximately $10 million, which is included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.  For the six months ended June 30, 2020 and 2019, we purchased $35.1 million and $22.5 million, respectively, and sold (or had mature) $34.2 million and $28.8 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity, and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment.  Our capital expenditures for the six months ended June 30, 2020 and 2019 for software, property and equipment were $14.3 million and $17.9 million, respectively, and consisted principally of investments in: (i) statement production equipment; (ii) computer hardware, software, and related equipment; and (iii) facilities and internal infrastructure items.

Cash Flows from Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the six months ended June 30, 2020 and 2019, the Board approved dividends totaling $15.5 million and $14.7 million, respectively, and made dividend payments of $15.9 million and $14.8 million, respectively, through June 30, 2020 and 2019, with the differences attributed to unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock.  During the six months ended June 30, 2020 and 2019, we repurchased approximately 151,000 and 393,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $6.8 million and $15.8 million, respectively, and paid $6.9 million and $16.2 million, respectively, through June 30, 2020 and 2019, with the differences attributed to the timing of share settlement.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2020 and 2019, we repurchased from our employees and then cancelled approximately 159,000 and 107,000 shares of our common stock, respectively, for $7.7 million and $4.5 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt. During the six months ended June 30, 2020 and 2019, we made principal repayments of $4.7 million and $3.8 million, respectively.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of June 30, 2020, we had cash, cash equivalents, and short-term investments of $171.2 million, of which approximately 67% is in U.S. dollars and held in the U.S.  We have $2.1 million of restricted cash, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Credit Facility.  We currently have a $200 million revolving loan facility, our 2018 Revolver.  As of June 30, 2020, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of June 30, 2020, we had 4.8 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement may place certain limitations on our ability to repurchase our common stock.

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

During the six months ended June 30, 2020, we repurchased approximately 151,000 shares of our common stock for $6.8 million (weighted-average price of $44.99 per share).  In early April 2020, we suspended stock repurchases under the Stock Repurchase Plan and terminated our existing SEC Rule 10b5-1 Plan.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2020, we repurchased from our employees and then cancelled approximately 159,000 shares of our common stock for $7.7 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•

Cash Dividends.  During the six months ended June 30, 2020, the Board declared dividends totaling $15.5 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisition.  The 2018 Forte acquisition purchase agreement includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.  As of June 30, 2020, we have made no earn-out payments.

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

•	Capital Expenditures. During the six months ended June 30, 2020, we spent $14.3 million on capital expenditures. As of June 30, 2020, we had committed to purchase $2.8 million of equipment.

•

Stock Warrants.  We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of June 30, 2020, approximately 1.0 million Stock Warrants remain issued, none of which are vested.

The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt.  As of June 30, 2020, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement with term loan borrowings of $132.2 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $12.2 million, and $2.3 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of June 30, 2020, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the June 30, 2020 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments.  Our cash and cash equivalents as of June 30, 2020 and December 31, 2019 were $144.0 million and $156.5 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2020 and December 31, 2019 were $27.2 million and $26.1 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S.  The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of our clients related to our payment processing services.  As of June 30, 2020 and December 31, 2019, we had $139.2 million and $169.3 million, respectively, of cash collected on behalf of our clients which is held for an established holding period until settlement with the client.  The holding period is generally one to four business days depending on the payment model and contractual terms with the client.  During the holding period, cash is held in accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our clients.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of June 30, 2020, the fair value of the 2016 Convertible Notes was estimated at $238.6 million, using quoted market prices.

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

During the six months ended June 30, 2020, we generated approximately 89% of our revenue in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of June 30, 2020 and December 31, 2019, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2020		December 31, 2019
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(43)	$925	$(30)	$1,786
Euro	(620)	7,323	(76)	11,284
U.S. Dollar	(106)	18,826	(117)	18,890
South African Rand	-	52	-	7,602
Other	-	1,231	(6)	1,065
Totals	$(769)	$28,357	$(229)	$40,627

A hypothetical adverse change of 10% in the June 30, 2020 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of June 30, 2020.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2019 Form 10-K.  There were no material changes to the risk factors disclosed in our 2019 Form 10-K during the second quarter of 2020, other than the addition of the following below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the second quarter of 2020 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
April 1 - April 30	9,821	$41.21	9,000	4,810,967
May 1 - May 31	321	46.79	-	4,810,967
June 1 - June 30	998	47.59	-	4,810,967
Total	11,140	$41.94	9,000
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26AH*	Twenty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AI*	Thirty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AJ*	Fortieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2020

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)