Form 10-Q
period 2020-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2020-11-05
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 32,945,906 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2020

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$174,489	$156,548
Short-term investments	37,605	26,109
Total cash, cash equivalents and short-term investments	212,094	182,657
Settlement assets	117,452	169,327
Trade accounts receivable:
Billed, net of allowance of $3,730 and $3,735	225,117	244,058
Unbilled	36,977	33,450
Income taxes receivable	3,341	4,297
Other current assets	42,205	35,293
Total current assets	637,186	669,082
Non-current assets:
Property and equipment, net of depreciation of $100,661 and $98,029	83,199	84,429
Operating lease right-of-use assets	115,726	94,847
Software, net of amortization of $135,644 and $125,437	28,769	32,526
Goodwill	266,636	259,164
Acquired client contracts, net of amortization of $100,864 and $93,767	50,225	55,105
Client contract costs, net of amortization of $39,206 and $31,526	45,038	50,746
Deferred income taxes	9,641	9,392
Other assets	35,396	27,739
Total non-current assets	634,630	613,948
Total assets	$1,271,816	$1,283,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,125	$10,313
Operating lease liabilities	22,580	22,442
Client deposits	34,387	38,687
Trade accounts payable	36,617	32,704
Accrued employee compensation	59,534	77,527
Settlement liabilities	116,032	168,342
Deferred revenue	52,835	45,094
Income taxes payable	3,664	2,806
Other current liabilities	18,612	20,778
Total current liabilities	357,386	418,693
Non-current liabilities:
Long-term debt, net of unamortized discounts of $6,543 and $10,053	339,707	346,509
Operating lease liabilities	101,262	78,936
Deferred revenue	18,884	18,552
Income taxes payable	2,734	2,543
Deferred income taxes	10,388	6,376
Other non-current liabilities	31,528	14,759
Total non-current liabilities	504,503	467,675
Total liabilities	861,889	886,368
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 33,125 and 32,891 shares outstanding	701	696
Additional paid-in capital	462,775	454,663
Treasury stock, at cost; 35,646 and 35,356 shares	(880,162)	(867,817)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	30	16
Cumulative foreign currency translation adjustments	(44,265)	(39,519)
Accumulated earnings	870,848	848,623
Total stockholders' equity	409,927	396,662
Total liabilities and stockholders' equity	$1,271,816	$1,283,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$244,108	$251,414	$730,046	$742,063

Cost of revenue (exclusive of depreciation, shown separately below)	131,073	132,054	400,432	393,251
Other operating expenses:
Research and development	30,425	32,551	90,025	95,787
Selling, general and administrative	47,032	46,694	136,415	137,984
Depreciation	5,817	5,365	17,016	15,919
Restructuring and reorganization charges	814	1,330	4,277	3,271
Total operating expenses	215,161	217,994	648,165	646,212
Operating income	28,947	33,420	81,881	95,851
Other income (expense):
Interest expense	(3,641)	(4,390)	(11,894)	(13,448)
Amortization of original issue discount	(751)	(709)	(2,221)	(2,099)
Interest and investment income, net	254	392	1,086	1,328
Other, net	(2,067)	108	(3,184)	(123)
Total other	(6,205)	(4,599)	(16,213)	(14,342)
Income before income taxes	22,742	28,821	65,668	81,509
Income tax provision	(9,176)	(7,262)	(20,222)	(21,320)
Net income	$13,566	$21,559	$45,446	$60,189

Weighted-average shares outstanding:
Basic	32,115	32,016	32,070	32,079
Diluted	32,273	32,518	32,296	32,472

Earnings per common share:
Basic	$0.42	$0.67	$1.42	$1.88
Diluted	0.42	0.66	1.41	1.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$13,566	$21,559	$45,446	$60,189
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,667	(6,897)	(4,746)	(6,868)
Unrealized holding gains (losses) on short-term investments arising during period	(14)	(4)	14	24
Other comprehensive income (loss), net of tax	7,653	(6,901)	(4,732)	(6,844)
Total comprehensive income, net of tax	$21,219	$14,658	$40,714	$53,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2020:
BALANCE, January 1, 2020	32,891	$696	$-	$454,663	$(867,817)	$(39,503)	$848,623	$396,662
Comprehensive income:
Net income	-	-	-	-	-	-	21,514
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(24)	-
Foreign currency translation adjustments	-	-	-	-	-	(15,084)	-
Total comprehensive income								6,406
Repurchase of common stock	(299)	(2)	-	(7,555)	(6,408)	-	-	(13,965)
Issuance of common stock pursuant to employee stock purchase plan	14	-	-	564	-	-	-	564
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	-	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	4,857				4,857
Dividends	-	-	-	-	-	-	(7,693)	(7,693)
BALANCE, March 31, 2020	33,075	699	-	452,524	(874,225)	(54,611)	862,444	386,831
Comprehensive income:
Net income	-	-	-	-	-	-	10,366
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	52	-
Foreign currency translation adjustments	-	-	-	-	-	2,671	-
Total comprehensive income								13,089
Repurchase of common stock	(11)	-	-	(100)	(367)	-	-	(467)
Issuance of common stock pursuant to employee stock purchase plan	18	-	-	683	-	-	-	683
Issuance of restricted common stock pursuant to stock-based compensation plans	12	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(14)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	5,255				5,255
Declaration of cash dividends	-	-	-	-	-	-	(7,769)	(7,769)
BALANCE, June 30, 2020	33,080	$699	$-	$458,362	$(874,592)	$(51,888)	$865,041	$397,622
Comprehensive income:
Net income	-	-	-	-	-	-	13,566
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(14)	-
Foreign currency translation adjustments	-	-	-	-	-	7,667	-
Total comprehensive income								21,219
Repurchase of common stock	(143)	-	-	(152)	(5,570)	-	-	(5,722)
Issuance of common stock pursuant to employee stock purchase plan	16	-	-	591	-	-	-	591
Issuance of restricted common stock pursuant to stock-based compensation plans	183	2	-	(2)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	3,976				3,976
Declaration of cash dividends	-	-	-	-	-	-	(7,759)	(7,759)
BALANCE, September 30, 2020	33,125	$701	$-	$462,775	$(880,162)	$(44,235)	$870,848	$409,927

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2019:
BALANCE, January 1, 2019	33,158	$693	$9,082	$441,417	$(842,360)	$(42,935)	$795,127	$361,024
Comprehensive income:
Net income	-	-	-	-	-	-	19,251
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	18	-
Foreign currency translation adjustments	-	-	-	-	-	3,847	-
Total comprehensive income								23,116
Repurchase of common stock	(352)	-	-	(4,134)	(9,290)	-	-	(13,424)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	512	-	-	-	512
Issuance of restricted common stock pursuant to stock-based compensation plans	462	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(3)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	3,693				3,693
Dividends	-	-	-	-	-	-	(7,411)	(7,411)
BALANCE, March 31, 2019	33,280	697	9,082	441,484	(851,650)	(39,070)	806,967	367,510
Comprehensive income:
Net income	-	-	-	-	-	-	19,379
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	10	-
Foreign currency translation adjustments	-	-	-	-	-	(3,818)	-
Total comprehensive income								15,571
Repurchase of common stock	(148)	-	-	(383)	(6,536)	-	-	(6,919)
Issuance of common stock pursuant to employee stock purchase plan	15	-	-	603	-	-	-	603
Issuance of restricted common stock pursuant to stock-based compensation plans	6	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(91)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	4,807				4,807
Declaration of cash dividends	-	-	-	-	-	-	(7,248)	(7,248)
BALANCE, June 30, 2019	33,062	$696	$9,082	$446,512	$(858,186)	$(42,878)	$819,098	$374,324
Comprehensive income:
Net income	-	-	-	-	-	-	21,559
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(4)	-
Foreign currency translation adjustments	-	-	-	-	-	(6,897)	-
Total comprehensive income								14,658
Repurchase of common stock	(97)	-	-	(216)	(4,731)	-	-	(4,947)
Issuance of common stock pursuant to employee stock purchase plan	12	-	-	515	-	-	-	515
Issuance of restricted common stock pursuant to stock-based compensation plans	34	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(32)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	4,795	-	-	-	4,795
Declaration of cash dividends	-	-	-	-		-	(7,309)	(7,309)
BALANCE, September 30, 2019	32,979	$696	$9,082	$451,606	$(862,917)	$(49,779)	$833,348	$382,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$45,446	$60,189
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	17,016	15,919
Amortization	32,998	34,579
Amortization of original issue discount	2,221	2,099
Asset impairment	10,438	365
Gain on short-term investments and other	(120)	(285)
Deferred income taxes	3,844	6,124
Stock-based compensation	14,088	13,295
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	13,322	(8,748)
Other current and non-current assets and liabilities	(9,228)	(15,312)
Income taxes payable/receivable	1,542	3,468
Trade accounts payable and accrued liabilities	(24,618)	(7,978)
Deferred revenue	8,736	3,812
Net cash provided by operating activities	115,685	107,527

Cash flows from investing activities:
Purchases of software, property and equipment	(24,201)	(27,706)
Purchases of short-term investments	(49,100)	(25,446)
Proceeds from sale/maturity of short-term investments	37,743	38,029
Acquisition of and investments in business, net of cash acquired	(11,491)	(17,194)
Net cash used in investing activities	(47,049)	(32,317)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,838	1,630
Payment of cash dividends	(23,441)	(21,980)
Repurchase of common stock	(19,926)	(25,683)
Payments on long-term debt	(7,500)	(5,625)
Net cash used in financing activities	(49,029)	(51,658)
Effect of exchange rate fluctuations on cash	(1,666)	(2,199)

Net increase in cash and cash equivalents	17,941	21,353

Cash and cash equivalents, beginning of period	156,548	139,277
Cash and cash equivalents, end of period	$174,489	$160,630

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$12,941	$14,521
Income taxes	14,756	11,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and December 31, 2019, and for the quarters and nine months ended September 30, 2020 and 2019, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included.  The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 10-K”), filed with the SEC.  The results of operations for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the expected results for the entire year ending December 31, 2020.

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

Revenue.  The majority of our future revenue is related to our revenue management solution client contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2020 through 2028.  Our client contracts may also include guaranteed minimums and fixed monthly or annual fees.  As of September 30, 2020, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $1 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).  We expect to recognize approximately 70% of this amount by the end of 2022, with the remaining amount recognized by the end of 2028.  We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by geographic region (using the location of the client as the basis of attributing revenue to the individual regions) as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas (principally the U.S.)	$210,864	$218,694	$637,787	$643,814
Europe, Middle East, and Africa	23,429	23,284	66,595	70,516
Asia Pacific	9,815	9,436	25,664	27,733
Total revenue	$244,108	$251,414	$730,046	$742,063

Deferred revenue recognized during the quarters ended September 30, 2020 and 2019 was $6.1 million and $5.7 million, respectively, and during the nine months ended September 30, 2020 and 2019 was $33.4 million and $35.5 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents.  As of September 30, 2020 and December 31, 2019, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of September 30, 2020 and December 31, 2019, we had $1.6 million and $2.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit.  This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments and Other Financial Instruments.  Our financial instruments as of September 30, 2020 and December 31, 2019 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt.  Because of their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of September 30, 2020 and December 31, 2019 have contractual maturities of less than two years from the time of acquisition.  Our short-term investments as of September 30, 2020 and December 31, 2019 consisted almost entirely of fixed income securities.  Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2020 and 2019 were $37.7 million and $38.0 million, respectively.

Our short-term investments as of September 30, 2020 and December 31, 2019 were $37.6 million and $26.1 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$28,548	$—	$28,548	$4,847	$—	$4,847
Commercial paper	—	6,098	6,098	—	26,964	26,964
Short-term investments:
Corporate debt securities	—	35,432	35,432	—	22,159	22,159
Asset-backed securities	—	2,173	2,173	—	3,950	3,950
Total	$28,548	$43,703	$72,251	$4,847	$53,073	$57,920

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

We have chosen not to measure our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$129,375	$129,375	$136,875	$136,875
2016 Convertible debt (par value)	230,000	240,350	230,000	262,775

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Equity Method Investment.  During the nine months ended September 30, 2020, we made an additional $1.5 million investment in a payment technology and services company.  As of September 30, 2020, we held a 15% noncontrolling interest with a carrying value of $8.0 million.

3.  LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows (in thousands):

January 1, 2020 balance	$259,164
Tekzenit, Inc. acquisition	9,083
Adjustments related to prior acquisitions	(45)
Effects of changes in foreign currency exchange rates	(1,566)
September 30, 2020 balance	$266,636

See Note 5 for discussion regarding the Tekzenit, Inc. acquisition.

Other Intangible Assets.  Our other intangible assets subject to ongoing amortization consist primarily of acquired client contracts and software.  As of September 30, 2020 and December 31, 2019, the carrying values of these assets were as follows (in thousands):

	September 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired client contracts	$151,089	$(100,864)	$50,225	$148,872	$(93,767)	$55,105
Software	164,413	(135,644)	28,769	157,963	(125,437)	32,526
Total intangible assets	$315,502	$(236,508)	$78,994	$306,835	$(219,204)	$87,631

The total amortization expense related to other intangible assets for the third quarters of 2020 and 2019 were $6.3 million and $5.9 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $18.9 million and $17.3 million, respectively.  Based on the September 30, 2020 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2020 – $25.3 million; 2021 – $18.4 million; 2022 – $13.9 million; 2023 – $10.0 million; and 2024 – $6.7 million.

Client Contract Costs.  As of September 30, 2020 and December 31, 2019, the carrying values of our client contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	September 30, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Client contract costs	$84,244	$(39,206)	$45,038	$82,272	$(31,526)	$50,746

During the nine months ended September 30, 2020, we recorded an impairment charge of $10.3 million for the write-off of capitalized client contract costs related to a discontinued project implementation.  This non-cash impairment charge is included primarily in cost of revenue in our Condensed Consolidated Statements of Income (“Income Statement”).

The total amortization expense related to client contract costs for the third quarters of 2020 and 2019 were $4.2 million and $3.7 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $12.8 million and $16.1 million, respectively.

4.  DEBT

Our long-term debt, as of September 30, 2020 and December 31, 2019, was as follows (in thousands):

	September 30,	December 31,
	2020	2019
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 1.72% as of September 30, 2020 and 3.44% as of December 31, 2019)	$129,375	$136,875
Less – deferred financing costs	(1,294)	(1,715)
2018 term loan, net of unamortized discounts	128,081	135,160
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(3,783)	(6,004)
Less – deferred financing costs	(1,466)	(2,334)
2016 Convertible Notes, net of unamortized discounts	224,751	221,662
Total debt, net of unamortized discounts	352,832	356,822
Current portion of long-term debt, net of unamortized discounts	(13,125)	(10,313)
Long-term debt, net of unamortized discounts	$339,707	$346,509

2018 Credit Agreement

During the nine months ended September 30, 2020, we made $7.5 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2018 Term Loan”).  As of September 30, 2020, our interest rate on the 2018 Term Loan is 1.72% (adjusted LIBOR plus 1.50% per annum), effective through December 2020, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”) is 0.20%.  As of September 30, 2020, we had no borrowings outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

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

As a result of our quarterly dividend in September 2020 (see Note 9), the previous conversion rate for the 2016 Convertible Notes of 17.6222 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.75 per share of our common stock, has been adjusted to 17.645 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.67 per share of our common stock.

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

As of September 30, 2020, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5.  ACQUISITION

On January 2, 2020, we acquired Tekzenit Inc. (“Tekzenit”) for a purchase price of approximately $10 million.  This acquisition will allow us to accelerate our go-to-market approach serving clients who are focused on improving their customers’ experience while transforming their business.  The purchase agreement includes provisions for additional purchase price (“Provisional Purchase Price”) payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.  Of the Provisional Purchase Price amount, $6 million is considered contingent purchase price payments, of which $1.5 million was accrued upon acquisition. The remaining $4 million is tied to certain financial and sales criteria over a defined service period by the eligible recipients, and is therefore accounted for as post-acquisition compensation.  As of September 30, 2020, we have not accrued any amounts related to the post-acquisition compensation payments due to the uncertainty of payment.

There were no material changes to the purchase accounting estimated fair values of assets acquired and liabilities assumed during the third quarter of 2020.  As of September 30, 2020, the purchase accounting for the Tekzenit acquisition was complete.  We recorded goodwill of $9.1 million and acquired client contracts of $2.9 million and liabilities assumed primarily include the contingent purchase price liabilities of $1.5 million.

6.  RESTRUCTURING AND REORGANIZATION CHARGES

For the nine months ended September 30, 2020 and 2019, we recorded restructuring and reorganization charges of $4.3 million and $3.3 million, respectively.

Our restructuring activities during the nine months ended September 30, 2020 were primarily made up of organizational changes made to pursue global opportunities and efficiencies, for which we reduced our workforce by approximately 60 employees.  As a result, we incurred restructuring and reorganization charges related to involuntary terminations of $3.3 million.

The activity in the business restructuring and reorganization reserves during the nine months ended September 30, 2020 was as follows:

	Termination
	Benefits	Other	Total
January 1, 2020 balance	$822	$-	$822
Charged to expense during period	3,270	1,007	4,277
Cash payments	(3,206)	(373)	(3,579)
Adjustment for asset impairment	—	(634)	(634)
Other	(147)	—	(147)
September 30, 2020 balance	$739	$-	$739

As of September 30, 2020, $0.7 million of the business restructuring and reorganization reserves were included in current liabilities

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

Claims for Company Non-performance.  Our arrangements with our clients typically cap our liability for breach to a specified amount of the direct damages incurred by the client resulting from the breach.  From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements.  The service level performance requirements typically relate to system availability and timeliness of service delivery.  As of September 30, 2020, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our clients.

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2020.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic weighted-average common shares	32,115	32,016	32,070	32,079
Dilutive effect of restricted common stock	158	292	226	216
Dilutive effect of Stock Warrants	-	210	-	177
Diluted weighted-average common shares	32,273	32,518	32,296	32,472

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

9.  STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During the third quarters of 2020 and 2019 we repurchased approximately 139,000 shares of our common stock for $5.5 million (weighted-average price of $39.93 per share) and approximately 92,000 shares of our common stock for $4.7 million (weighted-average price of $51.09 per share), respectively, and during the nine months ended September 30, 2020 and 2019 we repurchased approximately 290,000 shares of our common stock for $12.3 million (weighted-average price of $42.55 per share) and approximately 485,000 shares of our common stock for $20.6 million (weighted-average price of $42.37 per share), respectively, under a SEC Rule 10b5-1 Plan.  In early April 2020, we suspended stock repurchases under the Stock Repurchase Program and terminated our SEC Rule 10b5-1 Plan.  In September 2020, we entered into a new SEC Rule 10b5-1 Plan.

As of September 30, 2020, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.7 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the third quarters of 2020 and 2019 we repurchased and then cancelled approximately 4,000 shares of common stock for $0.1 million and approximately 4,000 shares of common stock for $0.2 million, respectively, and during the nine months ended September 30, 2020 and 2019 we repurchased and then cancelled approximately 163,000 shares of common stock for $7.8 million and approximately 112,000 shares of common stock for $4.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Stock Incentive Plan.  In May 2020, our stockholders approved an increase of 3.6 million shares authorized for issuance under the Amended and Restated 2005 Stock Incentive Plan, from 21.4 million shares to 25.0 million shares.

Cash Dividends.  During the third quarter of 2020, the Board approved a quarterly cash dividend of $0.235 per share of common stock, totaling $7.8 million.  During the third quarter of 2019, the Board approved a quarterly cash dividend of $0.2225 per share of common stock, totaling $7.3 million.  Dividends declared for the nine months ended September 30, 2020 and 2019 totaled $23.2 million and $22.0 million, respectively.

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

As of September 30, 2020, 1.0 million Stock Warrants remain issued, none of which were vested.  The remaining unvested Stock Warrants will be accounted for as a client contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and nine months ended September 30, 2020 is as follows (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,143	$41.98	1,117	$42.60
Awards granted	183	39.15	695	40.86
Awards forfeited/cancelled	(26)	41.02	(54)	41.82
Awards vested	(39)	48.55	(497)	43.72
Unvested awards, ending	1,261	$41.39	1,261	$41.39

Included in the awards granted during the nine months ended September 30, 2020 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2022 upon meeting certain pre-established financial performance objectives over a two-year performance period. Also, during the third quarter of 2020, market-based awards for 0.1 million restricted common stock shares were granted to certain members of executive management which vest upon meeting pre-established share price targets over a four-year period.  Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the nine months ended September 30, 2020 are primarily time-based awards, which vest annually over two to four years with no restrictions other than the passage of time.  Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the third quarters of 2020 and 2019 of $4.0 million and $4.8 million, respectively, and for nine months ended September 30, 2020 and 2019 of $14.1 million and $13.3 million, respectively.

Modifications to Stock-Based Awards.  In August 2020, we entered into a Separation Agreement (the “Separation Agreement”), with our President and Chief Executive Officer (“CEO”) which includes a provision that accelerates the vesting of approximately 198,000 shares of unvested restricted stock at December 30, 2020, the resignation date.  This modification resulted in a reversal of stock-based compensation expense in the third quarter of 2020 of $2.7 million. The fair value of the modified award of $8.3 million is being recognized ratably from the date of modification through the resignation date, of which $2.3 million was recognized in the third quarter of 2020.

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

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of clients in other markets including financial services, healthcare, media and entertainment companies, and government entities.  A summary of our revenue by industry for the indicated periods was as follows:

	Quarter Ended
	September 30, 2020	June 30, 2020	September 30, 2019
Broadband/Cable/Satellite	59%	60%	59%
Telecommunications	18%	18%	20%
Other	23%	22%	21%
Total revenue	100%	100%	100%

Revenue by geographic regions for the indicated periods was as follows:

	Quarter Ended
	September 30, 2020	June 30, 2020	September 30, 2019
Americas (principally the U.S.)	86%	87%	87%
Europe, Middle East, and Africa	10%	9%	9%
Asia Pacific	4%	4%	4%
Total revenue	100%	100%	100%

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

The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict.  See Part II Item 1A. Risk Factors of this report for additional details.  While the outbreak did not negatively impact our operating results for the first quarter of 2020, we began to realize these impacts to revenue during the second quarter of 2020 as we experienced extended sales and implementation cycles related to our revenue management and customer experience solutions, as well as processing volume reductions.  During the third quarter of 2020, we began to see some stabilization in the impacted areas of our business and we continued to build our sales pipeline, driven in large part by the accelerating demand for digital transformation.  However, we continue to experience revenue headwinds as a result of continued foreign currency fluctuations.  Although we have started to see improvements, we still anticipate that these impacts to revenue will continue for the remainder of 2020, or until economic conditions improve.  We will continue to diligently monitor and manage our expense levels in line with our anticipated revenue profile for the remainder of 2020 and beyond.

As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our employees, providing our clients with world-class services and solutions, and prudently managing our liquidity to ensure our continued financial strength.  As of September 30, 2020, we had approximately $212 million in cash, cash equivalents and short-term investments, and an additional $200 million available to borrow under our revolving credit facility.  Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business results.

Management Overview of Quarterly Results

Third Quarter Highlights.  A summary of our results of operations for the third quarter of 2020, when compared to the third quarter of 2019, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2020	September 30, 2019
Revenue	$244,108	$251,414
Transaction fees (1)	16,413	16,364
Operating Results:
Operating income	$28,947	$33,420
Operating income margin	11.9%	13.3%
Diluted EPS	$0.42	$0.66
Supplemental Data:
Restructuring and reorganization charges (2)	$814	$1,330
Executive transition costs (2)	1,786	-
Acquisition-related costs:
Amortization of acquired intangible assets	3,051	3,153
Transaction-related costs	15	-
Stock-based compensation (2)	4,500	4,801
Amortization of OID	751	709
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

(2)	Stock-based compensation included in the table above excludes amounts that have been recorded in restructuring and reorganization charges and executive transition costs.

Revenue.  Revenue for the third quarter of 2020 was $244.1 million, a 3% decrease when compared to revenue of $251.4 million for the third quarter of 2019, with the decrease mainly attributed to the pricing adjustments associated with the Comcast five-year extension effective January 1, 2020, as well as foreign currency headwinds.

Operating Results.  Operating income for the third quarter of 2020 was $28.9 million, or a 11.9% operating margin percentage, compared to $33.4 million, or a 13.3% operating margin percentage for the third quarter of 2019.  The decrease in operating income is primarily due to the lower revenues generated in the third quarter of 2020, discussed above.

Diluted EPS.  Diluted EPS for the third quarter of 2020 was $0.42 compared to $0.66 for the third quarter of 2019, with the decrease mainly due the lower operating income, discussed above, and foreign currency losses included in other income.

Cash and Cash Flows.  As of September 30, 2020, we had cash, cash equivalents and short-term investments of $212.1 million, as compared to $171.2 million as of June 30, 2020 and $182.7 million as of December 31, 2019.  Our cash flows from operating activities for the quarter ended September 30, 2020 were $65.2 million.  See the Liquidity section below for further discussion of our cash flows.

Executive Transition Costs

In August 2020, we announced that effective December 30, 2020, Bret Griess, our current President and CEO will step down and effective January 1, 2021, Brian Shepherd, our current Executive Vice President and Group President will become President and CEO.

As a result of these changes, we entered into a Separation Agreement, dated August 26, 2020 with Mr. Griess.  Under the terms of the Separation Agreement, Mr. Griess will be entitled to the following:

•

Compensation, benefits, and other payments pursuant to the terms of his Employment Agreement.  The additional compensation, totaling approximately $8 million, is being expensed ratably over his remaining service period, for which approximately $6 million will be paid in 2021 and approximately $2 million will be paid in 2022. During the third quarter of 2020, we recognized $2.2 million of the additional compensation expense.

•

Accelerated vesting of approximately 198,000 shares of unvested restricted stock on December 30, 2020.  This award modification resulted in a reversal of previously recognized stock-based compensation expense in the third quarter of 2020 of $2.7 million.  The value of the modified award of $8.3 million is being recognized ratably from the date of the modification through December 30, 2020, resulting in $2.3 million of stock-based compensation being recognized in the third quarter of 2020.

The net impact of the executive transition costs for the third quarter of 2020 was $1.8 million, and is recorded in selling, general and administrative expense (“SG&A”).  The remaining executive transition costs of approximately $12 million will be recognized in the fourth quarter of 2020.

Significant Client Relationships

Client Concentration.  A large percentage of our historical revenue have been generated from our two largest clients, which are Comcast and Charter Corporation Inc. (“Charter”).

Revenue from these clients for the indicated periods were as follows (in thousands, except percentages):

	Quarter Ended
	September 30, 2020		June 30, 2020		September 30, 2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Comcast	$52,483	22%	$53,282	22%	$58,446	23%
Charter	53,202	22%	51,364	21%	49,575	20%

The percentages of net billed accounts receivable balances attributable to our largest clients as of the indicated dates were as follows:

	As of
	September 30,	June 30,	December 31,
	2020	2020	2019
Comcast	22%	20%	24%
Charter	26%	31%	24%

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

Results of Operations

Revenue.  Total revenue for the: (i) third quarter of 2020 was $244.1 million, a 3% decrease when compared to $251.4 million for the third quarter of 2019; and (ii) nine months ended September 30, 2020 was $730.0 million, a 2% decrease when compared to $742.1 million for the nine months ended September 30, 2019.  These decreases reflect the pricing adjustments associated with the five-year Comcast extension effective January 1, 2020, discussed in our 2019 Form 10-K, as well as foreign currency headwinds.  Additionally, our revenues for 2020 have been negatively impacted as a result of the COVID-19 pandemic, as we have experienced extended sales and implementation cycles related to our revenue management and customer experience solutions as well as processing volume reductions at certain payment solutions clients.  However, our third quarter of 2020 revenue increased 2% when compared to our second quarter 2020 revenue of $240.3 million, thus, we believe that we are beginning to see some stabilization in areas of our business impacted by COVID-19.

We use the location of the client as the basis of attributing revenue to individual countries.  Revenue by geographic regions for the third quarters and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas (principally the U.S.)	$210,864	$218,694	$637,787	$643,814
Europe, Middle East, and Africa	23,429	23,284	66,595	70,516
Asia Pacific	9,815	9,436	25,664	27,733
Total revenue	$244,108	$251,414	$730,046	$742,063

Total Operating Expenses.  Our operating expenses for the: (i) third quarter of 2020 were $215.2 million, a 1% decrease when compared to $218.0 million for the third quarter of 2019; and (ii) nine months ended September 30, 2020 were $648.2 million, a slight increase when compared to $646.2 million for the nine months ended September 30, 2019.  The decrease between the third quarters of 2020 and 2019 is mainly due to lower employee-related costs, offset to a certain degree by the executive transition costs described above.  The increase in operating expenses between the nine months ended September 30, 2020 and 2019 can be attributed to an approximately $10 million impairment charge recorded in the second quarter of 2020 for the write-off of capitalized client contract costs related to a discontinued project implementation and the executive transition costs, offset to a certain degree by lower employee-related costs.

The components of total expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation).  The cost of revenue for the: (i) third quarter of 2020 was $131.1 million, a 1% decrease when compared to $132.1 million for the third quarter of 2019; and (ii) nine months ended September 30, 2020 was $400.4 million, a 2% increase when compared to $393.3 million for the nine months ended September 30, 2019.  The decrease in cost of revenue between quarters can be primarily attributed to lower employee-related costs.  The increase in cost of revenue between the nine months ended September 30, 2020 and 2019 is mainly due to the approximately $10 million impairment charge, discussed above, offset to a certain degree by lower employee-related costs.  Total cost of revenue as a percentage of revenue for the: (i) third quarters of 2020 and

2019 was 53.7% and 52.5%, respectively; and (ii) nine months ended September 30, 2020 and 2019 was 54.9% and 53.0%, respectively.

R&D Expense.  R&D expense for the (i) third quarter of 2020 was $30.4 million, a 7% decrease when compared to $32.6 million for the third quarter of 2019; and (ii) nine months ended September 30, 2020 was $90.0 million, a 6% decrease when compared to $95.8 million for the nine months ended September 30, 2019.  These decreases in R&D expense are mainly attributed to lower employee-related costs, to include personnel and the related costs previously assigned to R&D projects being reassigned to cost of revenue projects.  As a percentage of total revenue, R&D expense for the third quarters of 2020 and 2019 was 12.5% and 12.9%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

SG&A Expense.  SG&A expense for the: (i) third quarter of 2020 was $47.0 million, a 1% increase when compared to $46.7 million for the third quarter of 2019; and (ii) nine months ended September 30, 2020 was $136.4 million, a 1% decrease when compared to $138.0 million for the nine months ended September 30, 2019.  As stated above, included in SG&A for the quarter and nine months ended September 30, 2020 is $1.8 million of executive transition costs.  Our SG&A costs as a percentage of total revenue for the third quarters of 2020 and 2019 were 19.3% and 18.6%, respectively, with the increase reflective of the lower revenue for the current quarter.

Depreciation.  Depreciation expense for the: (i) third quarter of 2020 was $5.8 million, an 8% increase when compared to $5.4 million for the third quarter of 2019; and (ii) nine months ended September 30, 2020 was $17.0 million, a 7% increase when compared to $15.9 million for the nine months ended September 30, 2019.  These increases can be primarily attributed to the increased level of capital expenditures on items such as technology, security, infrastructure, and modernization of equipment.

Restructuring and Reorganization Charges.  Restructuring and reorganization charges for the: (i) third quarter of 2020 was $0.8 million, compared to $1.3 million for the third quarter of 2019; and (ii) nine months ended September 30, 2020 was $4.3 million compared to $3.3 million for the nine months ended September 30, 2019.  See Note 6 to our Financial Statements for further discussion regarding our restructuring and reorganization activities.

Operating Income. Operating income for the: (i) third quarter of 2020 was $28.9 million, or 11.9% of total revenue, compared to $33.4 million, or 13.3% of total revenue for the third quarter of 2019; and (ii) nine months ended September 30, 2020 was $81.9 million, or 11.2% of total revenue, compared to $95.9 million, or 12.9% of total revenue for the nine months ended September 30, 2019.  These decreases in operating income can be mainly attributed to the lower revenue generated during 2020, with the year-to-date also negatively impacted by the $10 million impairment charge, discussed above.

Other, Net.  Other expense for the: (i) third quarter of 2020 was $2.1 million, compared to other income of $0.1 million for the third quarter of 2019; and (ii) nine months ended September 30, 2020 was $3.2 million, compared to other expense of $0.1 million for the nine months ended September 30, 2019, with the amounts mainly attributed to foreign currency losses.

Income Tax Provision. The effective income tax rates for the third quarters and nine months ended September 30, 2020 and 2019 were as follows:

Quarter Ended		Nine Months Ended
September 30,		September 30,
2020	2019	2020	2019
40%	25%	31%	26%

The third quarter of 2020 rate reflects an adjustment for the income tax impact related to the Separation Agreement entered into during the quarter with our current President and CEO.  Our estimated full year 2020 effective income tax rate is approximately 30%.

Liquidity

Cash and Liquidity

As of September 30, 2020, our principal sources of liquidity included cash, cash equivalents and short-term investments of $212.1 million, as compared to $171.2 million as of June 30, 2020, and $182.7 million as of December 31, 2019. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of September 30, 2020, there were no borrowings outstanding on the 2018 Revolver.  The

2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of September 30, 2020, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30,	December 31,
	2020	2019
Americas (principally the U.S.)	$159,383	$125,309
Europe, Middle East and Africa	46,214	50,477
Asia Pacific	6,497	6,871
Total cash, equivalents and short-term investments	$212,094	$182,657

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls.  As of September 30, 2020, we had $1.6 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

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

Our 2020 and 2019 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2020:
March 31	$52,938	$(60,151)	$(7,213)
June 30	41,022	$16,668	57,690
September 30	31,971	33,237	65,208
Total	$125,931	$(10,246)	$115,685

2019:
March 31	$42,003	$(29,177)	$12,826
June 30	46,072	(30,469)	15,603
September 30	44,210	34,888	79,098
Total	$132,285	$(24,758)	$107,527

Cash flows from operating activities for the first quarters of 2020 and 2019 reflect the negative impacts of the payment of the 2019 and 2018 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.  Additionally, cash flows from operating activities for the first and second quarters of 2020 and 2019 were negatively impacted by the timing of certain recurring key client payments that were delayed and received subsequent to quarter-end, of approximately $33 million and $26 million for the first and second quarters of 2020, respectively, and $14 million and $25 million for the first and second quarters of 2019, respectively.  As of the end of the third quarters of 2020 and 2019, these recurring key client payments were up-to-date, resulting in the third quarters of 2020 and 2019 cash flows from operating activities having the benefit of an additional payment due to the timing delays in previous quarters.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2020:
March 31	$264,601	$(3,888)	$260,713	72
June 30	248,470	(4,057)	244,413	73
September 30	228,847	(3,730)	225,117	68

2019:
March 31	$247,833	$(2,897)	$244,936	65
June 30	268,656	(2,861)	265,795	67
September 30	245,972	(3,356)	242,616	67

As of September 30, 2020 and 2019, approximately 95%, for both periods, of our billed accounts receivable balance were less than 60 days past due.

The increase in DBOs during the first and second quarter of 2020 can be directly attributed to the delay of certain recurring key client payments, as noted above.  We may experience future adverse impacts to our DBOs if we experience payment delays, which may be exacerbated as a result of the impact of the COVID-19 pandemic on our clients and their ability to pay in a timely manner.  Additionally, as a global company, our ability to invoice certain clients outside of the U.S. may be dependent upon completion of local country billing protocols and processes which may be impacted or delayed due to the global pandemic. While we currently do not expect the impact to our net accounts receivable to be significant, the duration and severity of this global pandemic are still evolving and uncertain.

Accrued Employee Compensation

Accrued employee compensation decreased $18.0 million to $59.5 million as of September 30, 2020, from $77.5 million as of December 31, 2019, due primarily to the payment of the 2019 employee incentive compensation that was fully accrued at December 31, 2019, offset to a certain degree by the accrual for the 2020 employee incentive compensation.

Cash Flows from Investing Activities

Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.  Additionally, during the first quarter of 2020 we acquired Tekzenit for approximately $10 million, which is included in our cash flows from investing activities.  Additionally, as discussed in Note 2 to our Financial Statements, during the nine months ended September 30, 2020 and 2019, we made investments in a payment technology and services company for $1.5 million and $4.0 million, respectively. All of these activities are included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments.  For the nine months ended September 30, 2020 and 2019, we purchased $49.1 million and $25.4 million, respectively, and sold (or had mature) $37.7 million and $38.0 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity, and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment.  Our capital expenditures for the nine months ended September 30, 2020 and 2019 for software, property and equipment were $24.2 million and $27.7 million, respectively, and consisted principally of investments in: (i) statement production equipment; (ii) computer hardware, software, and related equipment; and (iii) facilities and internal infrastructure items.

Cash Flows from Financing Activities

Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock.  During the nine months ended September 30, 2020 and 2019, the Board approved dividends totaling $23.2 million and $22.0 million, respectively, and made dividend payments of $23.4 million and $22.0 million, respectively, through September 30, 2020 and 2019, with the differences attributed to dividends on unvested incentive shares that are paid upon vesting of those shares.

Repurchase of Common Stock.  During the nine months ended September 30, 2020 and 2019, we repurchased approximately 290,000 and 485,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $12.3 million and $20.6 million, respectively, and paid $12.1 million and $21.0 million, respectively, through September 30, 2020 and 2019, with the differences attributed to the timing of share settlement.

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2020 and 2019, we repurchased from our employees and then cancelled approximately 163,000 and 112,000 shares of our common stock, respectively, for $7.8 million and $4.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt. During the nine months ended September 30, 2020 and 2019, we made principal repayments of 7.5 million and $5.6 million, respectively.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of September 30, 2020, we had cash, cash equivalents, and short-term investments of $212.1 million, of which approximately 72% is in U.S. dollars and held in the U.S.  We have $1.6 million of restricted cash, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Credit Facility.  We currently have a $200 million revolving loan facility, our 2018 Revolver.  As of September 30, 2020, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of September 30, 2020, we had 4.7 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement may place certain limitations on our ability to repurchase our common stock.

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

During the nine months ended September 30, 2020, we repurchased approximately 290,000 shares of our common stock for $12.3 million (weighted-average price of $42.55 per share).

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2020, we repurchased from our employees and then cancelled approximately 163,000 shares of our common stock for $7.8 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•

Executive Transition. In August 2020, we entered into a Separation Agreement with our President and CEO which includes a commitment to pay additional compensation of approximately $8 million, for which approximately $6 million will be paid in 2021 and approximately $2 million will be paid in 2022.

•

Cash Dividends.  During the nine months ended September 30, 2020, the Board declared dividends totaling $23.2 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

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

As of September 30, 2020, we have made no earn-out or qualified sales payments for either of these acquisitions.

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

•	Capital Expenditures. During the nine months ended September 30, 2020, we spent $24.2 million on capital expenditures. As of September 30, 2020, we had committed to purchase $1.5 million of equipment.
•

Stock Warrants.  We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of September 30, 2020, approximately 1.0 million Stock Warrants remain issued, none of which are vested.

The Stock Warrants are discussed in more detail in Note 9 to our Financial Statements.

•

Long-Term Debt.  As of September 30, 2020, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement with term loan borrowings of $129.4 million.

2016 Convertible Notes

During the next twelve months, there are no scheduled conversion triggers on our 2016 Convertible Notes.  As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $13.1 million, and $2.2 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of September 30, 2020, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the September 30, 2020 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments.  Our cash and cash equivalents as of September 30, 2020 and December 31, 2019 were $174.5 million and $156.5 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2020 and December 31, 2019 were $37.6 million and $26.1 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S.  The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of our clients related to our payment processing services.  As of September 30, 2020 and December 31, 2019, we had $117.5 million and $169.3 million, respectively, of cash collected on behalf of our clients which is held for an established holding period until settlement with the client.  The holding period is generally one to four business days depending on the payment model and contractual terms with the client.  During the holding period, cash is held in accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our clients.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of September 30, 2020, the fair value of the 2016 Convertible Notes was estimated at $240.4 million, using quoted market prices.

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

During the nine months ended September 30, 2020, we generated approximately 89% of our revenue in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of September 30, 2020 and December 31, 2019, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2020		December 31, 2019
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$-	$1,988	$(30)	$1,786
Euro	(241)	8,009	(76)	11,284
U.S. Dollar	(104)	17,219	(117)	18,890
South African Rand	-	2,529	-	7,602
Other	-	1,086	(6)	1,065
Totals	$(345)	$30,831	$(229)	$40,627

A hypothetical adverse change of 10% in the September 30, 2020 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of September 30, 2020.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2019 Form 10-K.  There were no material changes to the risk factors disclosed in our 2019 Form 10-K during the third quarter of 2020, other than the addition of the following below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the third quarter of 2020 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
July 1 - July 31	546	$42.10	-	4,810,967
August 1 - August 31	2,282	45.32	-	4,810,967
September 1 - September 30	140,278	39.92	139,500	4,671,467
Total	143,106	$40.02	139,500
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 9 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26AK*	Forty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AL*	Forty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.81	Forms of Agreement for Equity Compensation
10.82	Forms of Agreement for Equity Compensation
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2020

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Bret C. Griess
Bret C. Griess
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)