Form 10-K
period 2020-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2021-02-19
CIK 1005757

 -

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANISITON PERIOD FROM _____ TO _____

Commission File Number 0-27512

CSG SYSTEMS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-0783182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6175 S. Willow Drive, 10th Floor Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 200-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	CSGS	NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $968,792,220.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2021 was 32,642,556.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed on or prior to April 30, 2021, are incorporated by reference into Part III of this Report.

CSG SYSTEMS INTERNATIONAL, INC.

2020 FORM 10-K

PART I

Item 1.	Business

Overview

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) is one of the world’s leading providers of revenue management, customer experience, and payment solutions that enable a growing list of companies around the world to monetize relationships with their customers in an era of rapid change and digital transformation.  We leverage more than 35 years of experience to deliver innovative customer engagement solutions that help our customers solve their toughest challenges, helping them make ordinary customer experiences extraordinary. Our 4,800-plus diverse, worldwide workforce draws from real-world knowledge and extensive expertise to design and implement business solutions that make our customers’ hardest decisions simpler so that they can focus on delivering differentiated and real-time experiences to their customers.

Our proven solutions are built on a combination of on-premise, public and private cloud platforms, either customized or pre-integrated, as well as managed services models that adapt to fit our customers’ unique business needs and enable the transformative change required to create personalized experiences that drive loyalty and retention.

Our corporate headquarters is located at 6175 S. Willow Drive, 10th Floor, Greenwood Village, Colorado 80111, and the telephone number at that address is (303) 200-2000.

Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a member of the S&P Small Cap 600 and Russell 2000 indices.

Industry Overview

Background. We provide software and services solutions that help companies around the world monetize and digitally enable the customer experience.  While our heritage is born out of the communications industry, we count among our customers some of the world’s largest and most sophisticated communications, financial services, healthcare, and media and entertainment companies, as well as a long list of governmental entities, with an increasingly diversified revenue mix.  Our solutions allow service providers to:

•	Monetize new revenue streams through multiple services, across multiple locations and channels, quickly.
•	Optimize their business costs to enable the redeployment of capital to support business growth and transformation.
•	Protect and maintain existing revenue streams by improving service delivery that drives higher customer satisfaction and increases retention.
•	Leverage data and insights to better know and understand their customers and deliver exceptional experiences.
•	Enhance their future-readiness so they can adapt quickly and efficiently to industry changes and innovations.

Market Trends of Communications Industry. Our primary market, the global communications industry, continues to undergo rapid change and increasing competitiveness.  Some key trends are emerging as communications service providers (“CSPs”) try to evolve and compete in this highly complex ecosystem:

•

Consumer choice:  Customers have an increasing number of choices for information, communications, and entertainment services.  This shift in power to the consumer requires service providers to adopt and deliver new technologies and services which enable a more ubiquitous, flexible, and personalized customer experience.  Service providers – whether more traditional or digital native – are developing offerings to cultivate a more recurring, loyal, and “branded” customer experience.  Increasing importance is placed on “brand” and “experience” as they both now play a larger role in purchasing decisions.  Customer experience will determine the winners and losers in this “always connected” digital world.

•

Competitive landscape:  The proliferation of digital native service providers (e.g., Amazon, Apple, Facebook, Google, Netflix, etc.) has changed the competitive landscape forever.  This has forced traditional providers to evaluate the viability of their existing business models, including scale, breadth of offerings, speed to react, and customer experience, and to evolve their businesses to remain not only relevant, but competitive, innovative, and thriving.  While consolidation continues between traditional Communications Service Providers (“CSPs”) and content providers (e.g., Charter and Time Warner Cable), companies are also scaling their offerings through acquisitions within their respective media (e.g., Comcast and Sky, Starz and Lionsgate) and communications industries (e.g., T-Mobile and Sprint).  Direct-to-consumer offerings are becoming more prevalent, (e.g., Disney+, Comcast’s Peacock, and Discovery+) and cooperation not only with new partners, but even among competitors (e.g., Netflix and Amazon Prime Video are now available on certain traditional cable platforms) is accelerating.

•

Technology: Fueled by the intersection of artificial intelligence, the Internet of Things (“IoT”), cloud technologies, and analytics, service providers are fundamentally changing the way they get their products to market and engage with their customers.  5G technologies will continue to propel the expansion of IoT and sensor-enabled services and devices.  IoT will underpin the “service-ification” of offerings — the transition of routine activities and purchases (e.g., checking gas meters, driving a car, buying groceries, etc.) to on demand services and pervasive consumer relationships (e.g., only servicing meters that show faults, optimizing parking spots, recommending dinner meals, etc.).  To meet the requirements of this hyper-connected ecosystem, which requires increased speed-to-market, agility, and scalability cost structure, service providers are transitioning their legacy technology infrastructure to a combination of private and public cloud technologies to support billions of device connections.  Further, traditional broadband service providers continue to push the boundaries of hybrid-fiber coax and fiber-to-the-home technologies in order to deliver increased bandwidth and customer experiences.

•

New Revenue Sources:  CSPs are facing increased pressure to maintain their current as well as find new revenue sources, while managing their cost structure and quality of service delivery as they transform their business.  They are navigating declining revenue and profits associated with their traditional services such as wireline voice and video as a result of new or increased competition.  In order to offset these declines, CSPs are increasingly looking for ways to improve their cost structure, grow through acquisitions, and launch new revenue-generating services with minimal capital investment. The result is that many CSPs are cutting costs associated with their traditional systems, integrating disparate acquired business operations, and launching new digital services with more flexible, lower-cost solutions.

Overall, these market trends drive the demand for scalable, flexible, and cost-efficient revenue management, customer experience, and payment solutions, which we believe will provide our customers opportunities to monetize and grow revenue from their customers in this age of digital transformation.  As a result, we have historically invested meaningfully in research and development (“R&D”) and have acquired companies that enable us to expand our solutions in a timely and efficient manner. We believe that our scalable, modular, and flexible platform-based offerings, combined with our rich domain expertise and ability to effectively migrate customers to our solutions, provide our customers with proven solutions to improve their profitability and their customers’ experiences.  We have specifically built our solutions to offer service providers a phased, incremental approach to transforming their businesses, thereby reducing the business interruption risk associated with this evolution.

A summary of our revenue by industry for the indicated periods was as follows:

	2020	2019	2018
Broadband/Cable/Satellite	58%	58%	64%
Telecommunications	19%	19%	21%
Other	23%	23%	15%
Total revenue	100%	100%	100%

Business Strategy

Our vision is to channel the power of all to make ordinary customer experiences extraordinary.  We do this by focusing on three goals:

Energizing and developing our Employees.  Our diverse group of employees make us exceptional and separate us from our competition.  They are ambassadors of the CSG brand and values; they are the point of connection with our customers, for each other, and within our communities.

Delivering for our Customers.  Our customers depend on us to help them achieve their business objectives.  We have established a reputation for doing what we say, being easy to do business with, and delivering highly scalable, robust solutions.  This reputation has resulted in our becoming a trusted enabler and partner to our customers.

Enhancing stockholder value.  One of our key responsibilities is to deliver long-term value creation to shareholders by driving profitable growth.  We achieve this through thoughtfully investing in our business and returning an appropriate amount of capital to stockholders through dividends and share repurchases.

We believe the successful execution of our goals will allow us to grow revenue and earnings, and therefore, create long-term value for our customers, employees, and stockholders.

Our strategic focus to accomplish our goals is as follows:

Drive Profitable Growth through Long-Term Relationships:  Our relentless focus on our customers is built upon providing market-leading solutions, world-class operations, delivery capabilities and services, and helping our customers solve their toughest challenges.  By building strong, long-term relationships based on trust and by delivering on our commitments (i.e., doing what we say), our customers stay and grow with us.  Further, we are focused on extending our brand and market presence outside our core global communications industry.

Lead with Technology Innovation:  We believe our broad portfolio of on-premise, cloud and pre-integrated solutions give service providers a competitive advantage.  These solutions allow service providers to efficiently manage their traditional businesses while being able to quickly deliver new digital services and a more personalized and relevant experience to their consumers.  We continually add new relevant capabilities to what we do as a company, both in terms of our people and our solutions.

Deliver an Exceptional Customer Experience:  We believe we deliver more business value by having developed a long track record of doing what we say and being easy to do business with.  We do this by putting the customer at the heart of our decision-making which is always directed at improving our agility, delivery capabilities, operational excellence, efficiency, and reliability to enable our customers’ success.

Attract and Retain Talent:  In order to maintain our competitiveness in the market, we foster a culture in which our diverse workforce can do their best work.  We do this by investing in our people and programs that foster a culture of diversity, innovation, collaboration, and professional fulfillment.

In short, we believe our strategy is a key enabler to help our customers compete more effectively, efficiently, and successfully in an evolving market.

Description of Business

Key Customers. We work with some of the world’s largest and most sophisticated communications, financial services, healthcare, and media and entertainment companies.  A partial list of our key customers as of December 31, 2020 is included below:

Airtel Africa	Maximus
América Móvil	Mediacom
AT&T	Microsoft
Charter Communications	Mobily
Comcast	MTN
DISH	New Leaf Service Contracts
Formula 1	State of California DMW
Hutchison 3 Indonesia	TalkTalk
Inmarsat	Telstra
Mastercard

Customers that represented 10% or more of our revenue for 2020 and 2019 were as follows (in millions, except percentages):

	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Comcast	$213	22%	$229	23%
Charter	209	21%	195	20%

See the Significant Customer Relationships section of our Management’s Discussion and Analysis (“MD&A”) for additional information regarding our business relationships with these key customers.

Research and Development.  Our customers around the world are facing competition from new entrants and at the same time, are deploying new services at a rapid pace and dramatically increasing the complexity of their business operations. Therefore, we continue to make meaningful investments in R&D to ensure that we stay ahead of our customers’ needs and advance our customers’ businesses as well as our own. We believe our value proposition is to provide scalable solutions that help our customers ensure that each customer interaction is an opportunity to create value and deepen the business relationship.

Our total R&D expenses for 2020 and 2019 were $122.8 million and $128.0 million, respectively, or approximately 12% and 13%, respectively, of our total revenue.  We anticipate the level of R&D investment in the near-term to be relatively consistent with that of 2020.

There are certain inherent risks associated with significant technological innovations.  Some of these risks are described in this report in our Risk Factors section below.

Solutions and Services.  Our solutions and services help over 500 companies simplify, automate, and scale complex transaction-centric activities and manage the opportunities and challenges associated with accurately capturing, managing, generating, and optimizing the revenue associated with and manage the intricate nature of those customer relationships.  Below is a high-level overview:

•

Our solutions provide global service providers with a robust, integrated real-time revenue management framework in either a cloud-based or stand-alone environment to optimize and monetize transactions at every stage of the customer lifecycle.  Our flexible, configurable business support systems (also referred to as BSS) help companies worldwide monetize and digitally enable their customer’s experiences.  We support more than 555 million end users worldwide on behalf of our customers, managing every aspect from billing to customer care to partner settlement, and we help our customers quickly launch and monetize new services while having the flexibility to keep up with rapidly changing customer demands and markets.

•

Our solutions offer a diverse and integrated suite of tools designed to manage and improve every aspect of the customer experience, from onboarding to upgrades, payments to field service management. These solutions allow customers to connect with their customers anytime, anywhere, on any channel, at any stage in their customer experience journey.  We are an industry leader in supporting omni-channel communications between our customers and their customers, processing more than 1.5 billion voice, SMS/text, print, and e-mail messages each year.  More than 70,000 of our customers’ field technicians and dispatchers complete over 100 million work orders per year by leveraging our field service management solutions to optimize routing and provide real-time insights into arrival times for their customers.  We help our customers deliver a unique customer experience across both traditional and digital channels.

•

We empower our customers with options to manage and process payments from their customers by offering an advanced, cloud-based, integrated suite of solutions across a variety of industries.  Our broad offering and strategic partnerships with more than 65,000 merchants, resellers, and independent software vendors has fueled growth and success in the integrated payments space.

•

We leverage our 35+ year history in running highly scalable, complex business support solutions to improve operational efficiencies and effectiveness.  For our managed services customers, we assume long-term responsibility for delivering our software solutions and related operations under a defined scope and specified service levels.  Under managed services agreements, we may operate software products (primarily our software solutions) on behalf of our customers: (i) out of a customer’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center (including public cloud providers) we contract with for such services.

Historically, a substantial percentage of our total revenue has been generated from our revenue management and customer engagement solutions.  These solutions are expected to provide a large percentage of our total revenue in the foreseeable future as well.

Business Acquisitions. Our strategy includes acquiring assets and businesses which provide the technology and personnel to expedite our solutions and services development efforts, provide complementary solutions and services, increase market share, and/or provide access to new markets and customers.

Professional Services. We employ professional services experts globally who bring a wide-ranging expertise – including solution architecture, project management, systems implementation, system integration, and business consultancy – to every project.  We apply a structured methodology to each of our engagements, leveraging consistent world-class processes, best-practice programs, and systemized templates in the development of our solutions.

Sales and Marketing. We organize our sales efforts to customers primarily within our geographically dispersed, dedicated account teams, with senior level account managers who are responsible for new revenue and renewal of existing contracts within a customer account.  The account teams are supported by sales support personnel who are experienced in the various solutions and services that we provide.

Competition. The market for revenue management solutions and services in the global communications industry, as well as in other industries we serve, is highly competitive.  We compete with both independent providers and in-house developers of customer management systems.  We believe that our most significant competitors in our primary markets are Amdocs Limited and NEC Corporation (specifically their Netcracker division); network equipment providers such as Ericsson and Huawei; and customer-developed internal solutions.  Some of our actual and potential competitors have substantially greater financial, marketing, and technological resources than us and in some instances, we may partner and collaborate with our competitors on large opportunities and projects.

We believe service providers in the multiple industry verticals that we serve use the following criteria when selecting a vendor for the mission critical management of their revenue, customer experience, and digital ecosystem: (i) functionality, scalability, flexibility, interoperability, and architecture of the software assets; (ii) the breadth and depth of pre-integrated product solutions; (iii) solution quality, customer service, and support; (iv) operational excellence and reliability; (v) quality of R&D efforts; and (vi) total cost of ownership.  We believe that our solutions allow us to compete effectively in these areas.

Proprietary Rights and Licenses

We rely on a combination of trade secret, copyright, trademark, and patent laws in the United States (“U.S.”) and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions.  Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated.  Although we hold a select number of patents and patent applications on some of our newer solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property.  In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties.  Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.  Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse impact on our business, financial position, and results of operations.  For a description of the risks associated with our intellectual property rights, see “Item 1A - Risk Factors - Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Position and Results of Operations,” and “Item 1A – Risk Factors - We Rely on A Limited Number of Third-Party Vendor Relationships to Execute Our Business Which Exposes Us to Supply Disruptions, Costs Increases, and Cyber-Attacks.”

Regulatory Matters

We are subject to numerous international, federal, state, and local laws and regulations.  These laws and regulations govern matters that include environmental and occupational health and safety matters. Additionally, these laws and regulations also require us to obtain and comply with permits, registrations, and other authorizations issued by governmental authorities.  These authorities can modify or revoke our permits, registrations, or other authorizations and can enforce compliance through fines and injunctions.  We expect to incur ongoing costs to comply with existing and future requirements.

We are also subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which we operate.  Additionally, as a U.S. entity operating through subsidiaries in non-U.S. jurisdictions, we are subject to foreign exchange control, transfer pricing, and custom laws that regulated the flow of funds between CSG and its subsidiaries.  We are also required to be in compliance with transfer pricing, securities laws, and other statutes and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), and other countries’ anti-corruption and anti-bribery laws.

In addition, we are subject to laws relating to information security, privacy, anti-money laundering, counter-terrorist financing, consumer credit, protection, and fraud.  An increasing number of government and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including financial information, social security numbers, and health information.  We are also subject to labor and employment laws, including regulations established by the U.S. Department of Labor and other local regulatory agencies, which sets laws governing working conditions, paid leave, workplace safety, wage and hour stands, and hiring and employment practices.

We believe that our operations are in compliance with all applicable laws and regulations in all material respects, and that we hold all necessary permits to operate our business in each jurisdiction in which we operate. Laws and government regulations are subject to change and interpretation. In some cases, compliance with applicable laws and regulations may cause us to make additional capital and operational expenditures. While there are no current regulatory matters that we expect to be material to our results of operations, financial position, or cash flows, there can be no assurances that existing or future environmental laws or other regulations applicable to our operations would not lead to a material adverse impact on our results of operations, financial position, or cash flows.

Human Capital

As of December 31, 2020, we had a total of 4,807 employees, an increase of 468 employees when compared to the number of employees we had as of December 31, 2019. Of our total employees, 2,332 are located in the U.S. and 2,475 are located in 22 foreign countries.  We are subject to various foreign employment laws and regulations based on the country in which our employees are located. Based on the results of a recent employee survey, we believe our relations with our employees are good.

Our success is dependent upon our ability to attract, develop, and retain qualified employees.  We are dedicated to being an employer of choice by maintaining a work environment that is designed to recruit and motivate top talent.  We are committed to building a culture of diversity, professional growth, and high performance through offering our employees challenging and engaging growth opportunities that contribute to their overall career development.

We invest in creating and maintaining a diverse, inclusive, and safe work environment for all employees.  Our work environment requires each and every employee be treated with dignity and respect and be free from discrimination and harassment. We expect all of our employees to observe the highest level of business ethics and live our core values – be customer obsessed, be authentic, be bold, be relentless, be agile, and be inclusive.

We believe our culture serves as a competitive differentiator in the marketplace and gives CSG a competitive edge.

Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our employees, while meeting the needs of our customers.  During the early stages of the COVID-19 pandemic, we formed a COVID-19 Steering Team that has been leading and coordinating our overall response.  These efforts included moving a large percentage of our workforce to a remote working environment and significantly reducing travel.  For those locations that remain open, such as our statement production centers, we require daily temperature checks and self-assessments.  Additionally, we have reconfigured our office spaces to ensure proper social distancing, distributed personal protective equipment, and secured additional cleaning services and supplies.  We also enhanced a number of our benefits to support our employees though the challenges arising from the COVID-19 pandemic, to include extended overtime pay and spot bonus awards to those employees at our statement production centers, and a one-time cash bonus given to all CSG employees. We continue to provide work from home options to those employees who are able to conduct business remotely through December 31, 2021, or such later date as conditions warrant.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.csgi.com.  Additionally, these reports are available on the SEC’s website at www.sec.gov.

Code of Conduct and Business Ethics

A copy of our Code of Conduct and Business Ethics (the “Code of Conduct”) is maintained on our website.  Any future amendments to the Code of Conduct, or any future waiver of a provision of our Code of Conduct, will be timely posted to our website upon their occurrence.  Historically, we have had minimal changes to our Code of Conduct and have had no waivers of a provision of our Code of Conduct.

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
•

This list of risk factors is not exhaustive and management cannot predict all of the relevant risk factors, nor can it assess the potential impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may create.

•

There can be no assurances that forward-looking statements will be accurate indicators of future actual results, and it is likely that actual results will differ from results projected in the forward-looking statements, and that such differences may be material.

Risks Related to Our Business

We Derive a Significant Portion of Our Revenue from a Limited Number of Customers, and the Loss of the Business of a Significant Customer Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Over the past decade, the global communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of communication service providers with greater size and scale, and there are possibilities of further consolidation. Consistent with this market concentration, we generate over 40% of our revenue from our two largest customers, which are Comcast and Charter, which each individually accounted for over 10% or more of our total revenue. See the Significant Customer Relationships section of MD&A for key renewal dates and a brief summary of our business relationship with these customers.

There are inherent risks whenever a large percentage of total revenue are concentrated with a limited number of customers. Such risks are that a significant customer could: (i) undergo a formalized process to evaluate alternative providers for solutions and services we provide; (ii) terminate or fail to renew their contracts with us, in whole or in part for any reason; (iii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our solutions and services, or the scope of solutions and services that we provide; or (iv) experience significant financial or operating difficulties.

Our industry is highly competitive, and as a result, it is possible that a competitor could increase its footprint and share of customers serviced at our expense or a customer could develop their own internal solutions. While our customers may incur some costs in switching to our competitors or their own internally developed solutions, they may do so for a variety of reasons, including: (i) price; (ii) dissatisfaction with our solutions or service levels; or (iii) dissatisfaction with our relationships.

The Delivery of Our Solutions is Dependent on a Variety of Computing and Processing Environments and Communications Networks Which May Not Be Available or May Be Subject to Security Attacks.

Our solutions are generally delivered through a variety of sources including public cloud, third-party data center and other service providers, and internally operated computing and processing environments (collectively referred to hereafter in this section as “Systems”). We and/or end users are connected to the Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our customers. As a result, our customers are highly dependent upon the high availability and uncompromised security of the Networks and Systems to conduct their business operations.

Networks and Systems are subject to the risk of an extended interruption, outage, or security breach due to many factors such as: (i) changes to the Systems and Networks for such things as scheduled maintenance and technology upgrades, or conversions to other technologies, service providers, or physical location of hardware; (ii) failures or lack of continuity of services from public cloud or third-party data center and other service providers; (iii) defects in software program(s); (iv) human and machine error; (v) acts of war and/or nature; (vi) intentional, unauthorized attacks from computer “hackers”, or cyber-attacks; and (vii) using the Systems to perpetrate identity theft through unauthorized authentication to our customers’ customers’ accounts. Most recently, the marketplace is experiencing an ever-increasing exposure to both the number and severity of cyber-attacks.  In addition, we continue to expand our use of third-party Systems and Networks with our solution offerings thereby permitting, for example, our customers’ customers to use the Internet to review account balances, order services or execute similar account management functions. Access to Networks and Systems via the Internet has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the Systems’ reliability on the availability and performance of the Internet and end users’ infrastructure they obtain through other third-party providers.

The method, manner, cause and timing of an extended interruption, outage, or security breach in third-party and/or the Networks or Systems are impossible to predict. As a result, there can be no assurances that these Networks and Systems will not fail, not suffer a security breach or that the third-party and/or our business continuity or remediation plans will adequately mitigate the negative effects of a disruption or security breach to the Networks or Systems. Further, our property, technology errors and omissions, contractual relationship with third-party providers, and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions or security breaches. Should the Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached; (iii) have their data lost, corrupted or otherwise compromised; and/or (iv) fail to meet contractual requirements related to our cybersecurity program, it would impede our ability to meet solution and service delivery obligations, and likely have an immediate impact to the business operations of our customers. This would most likely result in damaging our reputation as well as our long-term ability to attract and retain new customers. The loss of confidential information could result in losing the customers’ confidence, as well as claims for contractual breach, and imposition of penalties, fines, and/or damages.   These risks will increase as our business continues to expand to include new solutions, technologies, and markets.

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Migrate Customers and Merchants onto Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as migrating both new and existing customers and merchants to our solutions. Such implementations or migrations (collectively referred to hereafter in this section as “implementations”), regardless of whether they involve new solutions or new customers, have become increasingly more difficult because of the sophistication, complexity, and interdependencies of the various software and network environments impacted, combined with the increasing complexity of our current and potential customers’ and merchants’ underlying business processes. In addition, the complexity of the implementations increases when the arrangement includes other vendors participating in the project, including but not limited to, prime and subcontractor relationships with our company. For these reasons, implementations subject our customers and merchants to potential business disruption, which could cause them to delay or even cancel future implementations.

As a result, there is a risk that we may experience cancellations, delays, or unexpected costs associated with implementations. In addition, our inability to complete implementations in an efficient and effective manner could damage our reputation in the marketplace, reducing our opportunity to grow our business with both new and existing customers and merchants.

We May Not Be Successful in the Integration or Achievement of Financial Targets of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, and businesses which will provide the technology and personnel to expedite our solutions and services development efforts, provide complementary solutions, or provide access to new markets and customers.

Acquisitions involve a number of risks and difficulties, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the integration of acquired operations and personnel; (iv) being bound by acquired customer or vendor contracts with unfavorable terms; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain integration expectations, operating goals, and synergies; (c) costs incurred to exit current or acquired contracts or activities; (d) costs incurred to service any acquisition debt; and (e) the amortization or impairment of acquired intangible assets.

Due to the multiple risks and difficulties associated with any acquisition, there can be no assurance that we will be successful in achieving our expected strategic, operating, and financial goals for any such acquisition.

We May Not Be Able to Respond to Rapid Technological Changes.

The market for business support solutions, such as customer care, billing solutions, and payment solutions is characterized by rapid changes in technology and is highly competitive with respect to the need for timely solution innovations and new solution introductions. As a result, we believe that our future success in sustaining and growing our revenue depends upon: (i) our ability to continuously expand, adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our customers without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired technologies and their widely distributed, complex worldwide operations; and (iii) creating and maintaining an integrated suite of customer care and billing solutions, which are portable to new verticals.  In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Our attempts to meet these demands subject our R&D efforts to greater risks.   As a result, substantial and effective R&D and solution investment will be required to maintain the competitiveness of our solutions in the market. Technical problems may arise in developing, maintaining, integrating, and operating our solutions as the complexities are increased. Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new solutions and/or the conversion of customers to new solutions, and depending upon the specific solution, we may also be responsible for operations of the solution.

There is an inherent risk in the successful development, implementation, conversion, integration, and operation of our solutions as the technological complexities, and the pace at which we must deliver these solutions to market, continue to increase. The risk of making an error that causes significant operational disruption to a customer, or results in incorrect computer processing of customer or vendor data that we perform on behalf of our customers, increases proportionately with the frequency and complexity of changes to our solutions and new delivery models. There can be no assurance: (i) of continued market acceptance of our solutions; (ii) that we will be successful in the development of enhancements or new solutions that respond to technological advances or changing customer needs at the pace the market demands; or (iii) that we will be successful in supporting the implementation, conversion, integration, and/or operations of enhancements or new solutions.

We Rely on A Limited Number of Third-Party Vendor Relationships to Execute Our Business Which Exposes Us to Supply Disruptions, Cost Increases, and Cyberattacks.

We rely on third-party providers for software, distributed computing infrastructure environments (or commonly referred to as “cloud” computing services), processing, and other suppliers to deliver our solutions to our customers.  Our ability to deliver according to our contractual commitments and market demands depends significantly on being able to obtain the necessary licenses, components, computing capacity, and other vital services and supplies as needed and on competitive terms.  In addition, if a third party were to experience a material breach of their information technology systems which results in the unauthorized access, theft, use, destruction, or unauthorized disclosures of customers' or employees' data or confidential information of the Company stored in such systems, including through cyberattacks or other external or internal methods, it could result in a material loss of revenues from the potential adverse impact to our reputation, our ability to retain or attract new customers, potential disruption or loss of services from the vendor and disruption to our business.  Such a breach could also result in contractual claims, and could lead to our being named as a party in consumer litigation brought by or on behalf of impacted individuals.  Although we strive to avoid single-source supplier solutions, this is not always possible.  Failure by any of our third-party vendors could interrupt our operations and the delivery of our solutions, and/or drastically increase our costs.  Additionally, if these third-party vendors would decide to significantly increase our costs, it could have an adverse financial impact to our business as we have limited third-party options and the ability to shift to a competing solution, or redesign our solutions would take considerable time, effort, and money.

Failure to Deal Effectively with Fraud, Fictitious Transactions, Bad Transactions, and Negative Experiences Could Increase Our Loss Rate and Harm Our Payment Processing Business, and Could Severely Diminish Merchant and Consumer Confidence in and Use of Our Services.

In the event that merchants do not fulfill their obligations to consumers, or a consumer disputes a transaction for various reasons, we may incur losses as a result of chargebacks and/or claims from consumers. We would seek to recover such losses from the merchant; however, we may not be able to recover the amounts in full if the merchant is unwilling or unable to pay.  While we have established financial reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves on individual merchants may be insufficient. We may also incur losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transactions, and as a result of consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, we could lose the right to process credit card transactions, which would significantly impact our payment processing business. We have taken measures to detect and reduce the risk of fraud, including underwriting and risk management procedures and processes, but these measures need to be continually updated to address emerging means of perpetrating fraud or to accommodate new solution offerings.

A Reduction in Demand for Our Key Business Support Solutions Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Historically, a substantial percentage of our total revenue has been generated from our core cloud-based product, ACP, and related solutions. These solutions are expected to continue to provide a large percentage of our total revenue in the foreseeable future. Any significant reduction in demand for ACP and related solutions could have a material adverse effect on our business.

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
•

Longer collection cycles for customer billings or accounts receivable, as well as heightened customer collection risks, especially in countries with highly inflationary economies and/or restrictions on the movement of cash out of the country;

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

Risks Related to Our Industry

Our Business is Highly Dependent on the Global Communications Industry.

Since a large percentage of our revenue are generated from customers that operate within the global communications industry, we are highly dependent on the health and the business trends occurring within this industry (in particular for our North American cable and satellite customers).  Key factors within this industry that could potentially impact our customers’ businesses, and thus, our business, are as follows:

•	Key Market Conditions: The global communications industry has undergone significant fluctuations in growth rates and capital investment cycles in the past decade.

In addition, changes in demand for traditional services for CSPs are causing them to seek new revenue sources, while also managing their cost structure and quality of service delivery during their business transformation. The result is that many CSPs are delaying investment decisions on legacy systems, and making investments in new solutions to drive their business forward into new areas.

•

Market Consolidation:  The pace of consolidation within the industry continues to accelerate as communication service providers look to increase the scale of their operations and footprint within the entire communications ecosystem.  Potential byproducts of this consolidation that could impact us are as follows: (i) there could be fewer providers in the market, each with potentially greater bargaining power and economic leverage due to their larger size, which may result in our having to lower our prices to remain competitive, retain our market share, or comply with the surviving customer’s current more favorable contract terms, and (ii) the controlling entity in a consolidation that is not our current customer, may acquire one of our existing customers and choose to consolidate both entities onto the controlling entity’s software platform, thus reducing and possibly eliminating our business with our existing customer.

Also, as consolidated entities execute upon their revenue and operational synergies, there is generally a slowdown in decision-making on discretionary spending and/or on new business initiatives.  While this could be a timing issue only, it could impact quarterly and annual results.

•

Competition:  Our customers operate in a highly competitive environment. Competitors range from traditional wireline and wireless providers to new entrants like digital native service providers such as Amazon, Apple, Facebook, Google, and Netflix. Should these competitors be successful in their strategies, it could threaten our customers’ market share, pricing power, and level of services delivered.  These threats could negatively impact our customers’ revenue, putting pressure on our source of revenue, as generally speaking, these companies do not use our core solutions and there can be no assurance that new entrants will become our customers. In addition, demand for spectrum, network bandwidth and content continue to increase and any changes in the regulatory environment could have a significant impact to not only our customers’ businesses, but in our ability to help our customers be successful.

The above industry factors are impacting our customers’ businesses, and thus could cause delays, cancellations/loss of business, and/or downward pricing pressure on our sales and services. This could cause us to either fall short of revenue expectations or have a cost model that is misaligned with revenue.

We Face Significant Competition in Our Industry.

The market for our solutions is highly competitive. We directly compete with both independent providers and in-house solutions developed by existing and potential customers. In addition, some independent providers are entering into strategic alliances with other independent providers, resulting in either new competitors, or competitors with greater resources. Many of our current and potential competitors have significantly greater financial, marketing, technical, and other competitive resources than our company, many with significant and well-established domestic and international operations. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors.

Risks Related to Laws and Regulations

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing solutions to our customers, we transmit, use, store and otherwise process, confidential and personally identifiable information (“PII”), including social security numbers, health-related information (including protected health information, or “PHI” as defined under HIPAA), and financial information (including information regulated under the GLBA and other financial privacy laws). Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations, which continue to evolve resulting in greater scrutiny and regulation over the protection of PII. In response to these evolving restrictions and regulations (which include, without limitation, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the California Consumer Privacy Act (“CCPA”), the Gramm-Leach-Bliley Act (“GLBA”), and other U.S. federal and state financial privacy laws and regulations, and the European Union’s General Data Protection Regulation (“GDPR”), we have implemented and maintain administrative, technical, and physical security measures and it is our standard practice to contractually require our service providers to whom we disclose data (including PII) to implement and maintain reasonable privacy, data protection, and information security measures, in each case to protect against loss, theft, misuse, or unauthorized access to or disclosure of such information, and otherwise comply with these laws and regulations. These measures include standard industry practices (e.g., payment card industry (“PCI”) requirements), periodic security reviews of our systems by independent parties, secure development practices, network firewalls, policy directives, procedural controls, training of our personnel, intrusion detection systems, and antivirus applications. However, due to the inherent risks and complexities to defend against cybercrime and other information security incidents, these measures may fail to adequately protect this information. Any failure on our part to protect the security and privacy of PII and other confidential information, or otherwise comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants (including class action litigation), substantial fines/penalties, criminal prosecution, and unfavorable publicity.

Even the mere perception of a security breach or inadvertent disclosure of PII could damage our reputation and inhibit market acceptance of our solutions. In addition, third-party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Under our terms of service and our contracts with customers, if there is a breach of PII that we store, we could be liable to the customer for their losses and related expenses.  As new laws and regulations emerge and evolve and as our business continues to expand to include new products and technologies, these risks will increase and our compliance costs are likely to increase substantially.  As we increase our customer base and expand our business, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our, and our customers’, sensitive information and PII.  Further, as we continue to have a significant number of our employees working remotely, these security risks may be increased. We have implemented heightened monitoring of our Networks and Systems, but cannot guarantee that our efforts, or those of third parties on whom we rely or with whom we partner, will be successful in preventing any such information security incidents or attacks.

We May Be Subject to Payments Regulation in the U.S.

Many states in which we operate have laws that govern payment activities and have implemented various definitions and licensing requirements for entities deemed to be money transmitters, including licensure. We have applied for money transmitter licenses in a number of states, and for those states where we have applied and not yet received licensure, we could be subject to enforcement actions and financial penalties and other costs.  An enforcement action could result in restrictions upon, or a prohibition on engaging in, the business of money transmission in one or more states and it could delay or prevent us from obtaining a money transmitter license in one or more states.  Enforcement actions could also result in reputational harm to our business and force us to cease or limit certain aspects of our business or prevent us from growing our business.  Further, laws governing payment activities may evolve and changes in such law could affect our ability to provide our solutions or services in the same form and on the same terms as we have historically, or at all.

And while we have currently applied for money transmitter licenses in a number of states, there can be no assurance that we will be able to obtain any such licenses and such application process may be prolonged and costly.  During the application process, states may impose disclosure and vetting requirements of persons deemed in control of our business. In addition, there are substantial costs and potential solution changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to have violated applicable federal, state, and local laws and regulations, including those related to licensing and supervision, anti-money laundering, the Bank Secrecy Act, financial privacy, and cybersecurity and data security.  These factors could impose substantial additional costs and involve considerable delay to the development or provision of our solutions or services, or could require significant and costly operational changes or prevent us from providing our solutions or services in a given market. These limitations may adversely affect our ability to grow our business.

We may also be subject to card association and network rules and requirements, and violations of such rules and requirements could result in fines or the inability to use third-party networks to conduct our business.

We May be Subject to Various Anti-Money Laundering and Counter-Terrorist Financing Laws and Regulations.

We are subject to various anti-money laundering (“AML”) and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in processing the proceeds of criminal activities. We maintain an AML Compliance Policy and Procedure applicable to our payments processing business which policy is intended to comply with any applicable U.S. federal requirements.  The laws or their application, our interpretation of the laws, and/or our services may change so that we could be subject to additional regulation and incur additional costs of compliance. We may not be able to meet additional regulatory requirements or the cost of adhering to such requirements could be substantial or could severely impact our ability to continue to maintain and/or grow our payments processing business or retain merchants or partners. The regulations of other countries and/or any increased compliance costs associated with such regulations, could prevent us from entering new markets for our services.

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

Economic sanctions programs restrict our business dealings with certain countries and individuals. As a global provider, we are exposed to a heightened risk of violating OFAC regulations. Violations of these laws and regulations are punishable by civil penalties, including fines, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. While we actively screen and monitor the global companies and individuals that we do business with, utilizing a risk-based approach, there is no guarantee that we have not or will not, through the lack of accurate information, changing customer business structures, process failure, oversight, or error, have violations occur.

General Risks

Our Business May be Disrupted and Our Results of Operations and Cash Flows May be Adversely Affected by the Recent Coronavirus (COVID-19) Pandemic.

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency.  Although vaccines have been produced and are being distributed on a limited basis there is still significant uncertainty related to the duration and scope of the pandemic.  The significance of the impact on our operations is not yet certain and depends on numerous evolving factors that we may not be able to accurately predict or effectively respond to, including, among others:

•

the effect on global economic activity and the resulting impact on our customer’s businesses, their credit and liquidity, and their demand for our solutions and services, as well as their ability to pay;

•

our ability to deliver and implement our solutions in a timely manner, including as a result of supply chain challenges, one or more print and mail facility closures for an extended period, restrictions on travel for our and customer personnel, as well as shelter-in-place orders; and

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

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business.

Our future success depends in large part on the continued service of our key management, sales, product development, professional services, and operational personnel. We believe that our future success also depends on our ability to attract and retain a diverse, highly skilled technical, managerial, operational, and sales and marketing personnel, including, in particular, personnel in the areas of R&D, professional services, and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support. This risk is heightened with a widely dispersed customer base and employee populations. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new solution delivery objectives.

Variability of Our Quarterly Revenue and Our Failure to Meet Revenue and Earnings Expectations Would Negatively Affect the Market Price of Our Common Stock.

From time to time, we may experience variability in quarterly revenue and operating results. Common causes of failure to meet revenue and operating expectations include, among others:

•	Inability to close and/or recognize revenue on certain transactions in the period originally anticipated;
•	Inability to accurately forecast payment processing transaction volumes and related transaction costs;
•	Delays in renewal of multiple or individually significant agreements;
•	Inability to renew existing customer or vendor arrangements at anticipated rates;
•	Delays in timing of initiation and/or implementation of significant projects or arrangements;
•	Inability to meet customer expectations materially within our cost estimates;
•	Changes in spending and investment levels;
•	Foreign currency fluctuations; and
•	Economic and political conditions.

Should we fail to meet our revenue and earnings expectations of the investment community, by even a relatively small amount, it could have a disproportionately negative impact upon the market price of our common stock.

Substantial Impairment of Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, we have approximately $203 million of long-lived assets other than goodwill (principally, property and equipment, software, acquired customer contracts, and customer contract costs) as of December 31, 2020. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We utilize our market capitalization and/or cash flow models as the primary basis to estimate the fair value amounts used in our long-lived asset impairment valuations. If an impairment was to be recorded in the future, it could materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2020, we were operating in over 25 leased sites around the world, representing approximately 700,000 square feet.

Our corporate headquarters is located in Greenwood Village, Colorado. In addition, we lease office space in the U.S. in Allen, Texas; Atlanta, Georgia; Chicago, Illinois; Irving, Texas; Omaha, Nebraska; and Philadelphia, Pennsylvania.  The leases for these office facilities expire in the years 2023 through 2031. We also maintain leased facilities internationally in Australia, Brazil, Canada, Colombia, France, India, Ireland, Malaysia, Portugal, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2021 through 2026. We utilize these office facilities primarily for the following: (i) customer services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

Additionally, we lease four statement production and mailing facilities totaling approximately 350,000 square feet. These facilities are located in: (i) Omaha, Nebraska; (ii) Crawfordville, Florida; (iii) Austin, Texas; and (iv) Fort Worth, Texas. The leases for these facilities expire in the years 2022 through 2028.

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

************************************************************************************************

Executive Officers of the Registrant

As of the date of this filing, our executive officers are Brian A. Shepherd (President and Chief Executive Officer), Rolland B. Johns (Chief Financial Officer), and Kenneth M. Kennedy (Chief Operating Officer, President – Revenue Management and Digital Monetization and Executive Vice President).  We have employment agreements with each of our executive officers.

Brian A. Shepherd

President and Chief Executive Officer

Mr. Shepherd, 53, joined CSG in 2016, and is President and Chief Executive Officer (“CEO”) of CSG. Mr. Shepherd was appointed President and CEO and a member of our Board in January 2021. Before becoming CEO, Mr. Shepherd was Executive Vice President and Group President of CSG, where he led the profit and loss organization for the entire global organization. He also served as Executive Vice President and President of Global Broadband, Cable and Satellite Business from 2016 to 2017, where he focused on accelerating the growth and strategic direction of CSG’s global broadband, cable and direct broadcast satellite business. Mr. Shepherd is a global business expert with strong management, customer relationship, global sales, strategy and corporate growth experience. In previous executive roles at companies such as TeleTech, Amdocs, DST Innovis, and McKinsey & Company, Mr. Shepherd built a successful history of helping companies drive and achieve their strategic growth initiatives. With 20 years of experience in the cable and communications industries, he has built wide and deep relationships with C-suite leaders, decision-makers and policy influencers who have shaped these industries globally. Mr. Shepherd graduated magna cum laude from Wabash College with a B.A. in Economics. He also received an M.B.A. from Harvard Business School.

Rolland B. Johns

Executive Vice President and Chief Financial Officer

Mr. Johns, 51, serves as Chief Financial Officer (“CFO”) of CSG, where he oversees finance, accounting, treasury, and investor relations for the organization. Mr. Johns joined CSG in 2013 as Chief Accounting Officer and was named to his current position in May 2018. Mr. Johns brings more than 25 years of global finance and accounting expertise to the position. Prior to joining CSG, he was an audit partner at KPMG, serving in many leadership and management roles, including lead audit engagement partner on several large public company engagements in various industries across the globe. Mr. Johns is a member of the AICPA and the Nebraska Society of Certified Public Accountants. He holds a B.S. in Accounting from the University of San Diego.

Kenneth M. Kennedy

Executive Vice President, Chief Operating Officer and President – Revenue Management and Digital Monetization

Mr. Kennedy, 51, is Chief Operating Officer (“COO”) of CSG and President – Revenue Management & Digital Monetization, responsible for driving revenue and creating scalable monetization solutions that help CSG deepen customer relationships. Prior to becoming COO, Mr. Kennedy served as President of Technology and Product, where he oversaw all product management, engineering, platform architecture and operations across CSG’s solutions portfolio. Mr. Kennedy also served as CSG’s Executive Vice President of Product Development from 2016 to 2017, and as Chief Technology Officer and Senior Vice President of Product Management, Development and Operations from 2006 to 2016. Prior to CSG, Mr. Kennedy was one of the original founders of Telution, where he served as Vice President of Software Development and Professional Services from 1998 to 2006. Before Telution, Mr. Kennedy worked at Accenture (f.k.a. Andersen Consulting), where he was responsible for developing highly scalable distributed software solutions for the financial services and communications industries. Mr. Kennedy holds a B.B.A. in Management Information Systems from the University of Notre Dame.

Board of Directors of the Registrant

Information related to our Board of Directors (the “Board”) is provided below.

Donald B. Reed

Mr. Reed, 76, was appointed to the Board in May 2005 and has served as CSG's non-executive Chairman of the Board since January 2010. He is presently retired. Mr. Reed served as CEO of Cable & Wireless Global, a subsidiary of Cable & Wireless plc, from 2000 to 2003 and was employed in other executive positions at Cable & Wireless from 1998 until May 2000. Prior to that he was CEO of Cabletron Systems and held numerous executive positions at NYNEX Corporation including President and Group Executive of Nynex, Executive Vice President at Bell Atlantic, and President of Nynex New England (New England Telephone) with various responsibilities for directing regional, national, and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. He has previously served on the public boards of Bell Atlantic, Idearc Inc., and Aggregate Industries plc (London) as a director. Mr. Reed is a graduate of Virginia Military Institute (VMI) and served in the United States military as an officer with the 82nd Airborne and 1st Infantry Divisions in Vietnam.

David G. Barnes

Mr. Barnes, 59, was appointed to the Board in February 2014. He is currently Chief Financial Officer of Trimble Inc., a position he assumed in January 2020. Previously, he served as Executive Vice President, Global Operations of Stantec Inc., a publicly traded global provider of engineering, consulting, and construction services from 2016 through 2018. From 2009 through 2016, he served as Executive Vice President and CFO of MWH Global Inc., an employee-owned engineering and construction firm. MWH Global Inc. was acquired by Stantec Inc. in 2016. From 2006 to 2008, he was Executive Vice President of Western Union Financial Services. From 2004 to 2006, Mr. Barnes served as CFO of Radio Shack Corporation, and from 1999 to 2004, he was Vice President, Treasurer, and U.S. CFO for Coors Brewing Company. Mr. Barnes holds an M.B.A. degree from the University of Chicago and a B.A. degree from Yale University.

Ronald H. Cooper

Mr. Cooper, 64, was appointed to the Board in November 2006. He most recently served as the President and CEO of Clear Channel Outdoor Americas, Inc. (an outdoor advertising company) from 2009 through 2012. Prior to this position, he was a Principal at Tufts Consulting LLC from 2006 through 2009. Previously, he spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and COO from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has served on various boards of directors and committees with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association, and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

Marwan H. Fawaz

Mr. Fawaz, 58, was appointed to the Board in March 2016. He is currently an Executive Advisor to Google and Alphabet Inc., after joining Alphabet as the CEO of Nest Labs, Inc. With more than 30 years of experience in the media, cable, telecommunications, and broadband industries, Mr. Fawaz offers a wealth of knowledge and expertise, developed from his time as Executive Vice President and CEO of Google/Motorola Mobility from 2012 to 2013 and Executive Vice President of Strategy and Operations and Chief Technology Officer of Charter Communications from 2006 to 2011. In addition, he served as Senior Vice President and Chief Technology Officer of Adelphia Communications from 2003 to 2006 and held leadership positions for other cable industry companies such as MediaOne, among others. He was the founder and principal of Sarepta Advisors, a strategic advisory and consulting group supporting the technology, media, and telecommunications industries. He holds an M.S. degree in Electrical and Communication Engineering and a B.S. degree in Electrical Engineering, both from California State University at Long Beach.

Rajan Naik

Dr. Naik, 49, was appointed to the Board in August 2018. He currently serves as Chief Strategy and Innovation Officer for Motorola Solutions, Inc., where he is responsible for the corporate strategy organization, chief technology office, M&A, venture capital portfolio, and competitive and market intelligence. Motorola Solutions creates mission-critical communication solutions, including devices, networks, software, services, and video. Prior to joining Motorola Solutions, Dr. Naik held the role of Senior Vice President, Chief Strategy Officer at Advanced Micro Devices (AMD), a provider of high performance computing, graphics and visualization technologies. From 2000 to 2012, Dr. Naik was a Partner at McKinsey & Company in the technology/media/telecom practice. He holds a BSc. degree in Engineering from Cornell University and a Ph.D. degree in Engineering from the Massachusetts Institute of Technology.

Janice I. Obuchowski

Ms. Obuchowski, 69, was appointed to the Board in November 1997. She is the founder and President of Freedom Technologies, Inc. (a firm providing public policy, strategic, and engineering advice to companies in the communications sector, government agencies, and international clients), a position she has held since 1992. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce, Administrator for the National Telecommunications and Information Administration (“NTIA”), and as the head of international government relations at NYNEX Corporation. Ms. Obuchowski formerly served as a director on the board for Inmarsat plc. and Orbital ATK during the past five years. She also has served on several non-profit and other publicly traded company boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Brian A. Shepherd

Mr. Shepherd’s biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

Frank V. Sica

Mr. Sica, 70, has served as a director of the Company since its formation in 1994. He has been a Partner of Tailwind Capital (a private equity firm) since 2006. He currently serves as a director on the boards of Kohl’s Corporation, and Safe Bulkers, Inc. Mr. Sica holds an M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

Haiyan Song

Ms. Song, 55, was appointed to the Board in January 2020. She currently serves as EVP and GM, Security at F5 Networks. Prior to that, Ms. Song served as Senior Vice President and General Manager of Security Markets for Splunk, Inc from 2014-2020. Before joining Splunk, she spent four years from 2010 to 2014 with Hewlett Packard Enterprise Co., in engineering and general manager roles within Hewlett Packard’s ArcSight Business Unit. Ms. Song joined Hewlett Packard following the company’s acquisition of ArcSight, Inc. in 2010. Ms. Song was Vice President of Engineering & Product with ArcSight from 2005 to 2010. Ms. Song holds both M.S. and B.S. degrees in Computer Science from Florida Atlantic University. She also studied at Tsinghua University in China and completed the Stanford University Graduate School of Business Executive Program in General Management in 2012.

Silvio Tavares

Mr. Tavares, 49, was appointed to the Board in May 2020. Since 2013, he has served as President of the board of directors and CEO of the Digital Commerce Alliance (formerly The CardLinx Association), a leading global trade association for the digital commerce, payments and fin-tech industries. Prior to that, Tavares was Senior Vice President and Global Head of Information Products at Visa, Inc., and before that was with First Data Corp. (now part of Fiserv) from 2006-2012, where he was Senior Vice President and Head of the Global Information and Analytics Business Unit and also held other senior finance roles. He holds a J.D. degree from the Boston University School of Law; an M.B.A. degree from the Boston College Carroll Graduate School of Management; and a B.S. degree in Electrical and Computer Engineering from Tufts University.

James A. Unruh

Mr. Unruh, 80, was appointed to the Board in June 2005. He became a founding Principal of Alerion Capital Group, LLC (a private equity investment company) in 1998 and currently holds such position. Mr. Unruh was an executive with Unisys Corporation (a global information technology company) from 1987 to 1997, including serving as its Chairman and CEO from 1990 to 1997. From 1982 to 1986, Mr. Unruh held various executive positions, including Senior Vice President–Finance and CFO with Burroughs Corporation, a predecessor of Unisys corporation. Prior to 1982, Mr. Unruh was CFO with Memorex Corporation and also held various executive positions with Fairchild Camera and Instrument Corporation, including CFO. Mr. Unruh formerly served as director on the boards for Tenet Healthcare Corporation and Prudential Financial, Inc. during the past five years. He holds an M.B.A. degree from the University of Denver and a B.S. degree from the University of Jamestown.

Lily Yang

Tse Li (Lily) Yang, 48, was appointed to the Board in February 2021. She is currently Chief Accounting Officer of Pinterest, where she is responsible for accounting, tax, treasury, and internal audit. Prior to that, she spent two years with Medivation as the Vice President of Finance and Accounting where she was tasked with driving strategic growth and expansion before the company was acquired by Pfizer. Yang worked at Gilead Sciences from 2003 until 2015, finishing her tenure as Vice President - Corporate Controller. Yang holds a B.S. degree in Accounting and Managerial Information Systems from Boston University and is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’.  On January 31, 2021, the number of holders of record of common stock was 125.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2015, in our common stock and in each of the two indexes, and all dividends, if any, were reinvested.

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
CSG Systems International, Inc.
Russell 2000
SIC Code 7374 - Computer Processing and Data Preparation and Processing Services

	As of December 31,
	2015	2016	2017	2018	2019	2020
CSG Systems International, Inc.	$100.00	$136.89	$126.38	$93.58	$155.37	$138.28
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
Data Preparation and Processing Services	100.00	117.65	144.13	156.48	218.56	255.15

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	$—	5,928,624

Of the total number of securities remaining available for future issuance, 5,774,916 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 153,708 shares to be used for our employee stock purchase plan. See Note 13 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2020 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1 - October 31	176,299	$40.80	175,500	4,495,967
November 1 - November 30	102,951	41.77	101,650	4,394,317
December 1 - December 31	145,853	44.72	57,200	4,337,117
Total	425,103	$42.38	334,350
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 12 to our Financial Statements for additional information regarding our share repurchases.

Item 6. Selected Financial Data

The following selected financial data have been derived from our audited financial statements. The selected financial data presented below should be read in conjunction with, and is qualified by reference to, our MD&A and our Financial Statements. The information below is not necessarily indicative of the results of future operations.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Statements of Income Data:
Revenue (1)(2)(3)	$990,533	$996,810	$875,059	$789,582	$760,958
Operating income (1)(2)(3)(4)	105,556	126,109	104,932	105,685	132,629
Net income (1)(2)(3)(4)	58,711	82,770	66,130	61,364	62,882

Weighted-average diluted shares outstanding	32,278	32,465	32,855	32,865	33,014

Diluted net income per common share (1)(2)(3)(4)	$1.82	$2.55	$2.01	$1.87	$1.90

Dividend declared per share	$0.94	$0.89	$0.84	$0.79	$0.74

Key Capital Activities:
Shares repurchased under Stock Repurchase Program	624	576	704	500	318
Cost of shares repurchased under Stock Repurchase Program	$26,309	$25,457	$27,628	$20,548	$11,565
Dividends declared	30,932	29,445	28,148	26,823	23,753

Balance Sheet Data (at Period End):
Cash, cash equivalents and short-term investments (2)(6)(7)	$240,297	$182,657	$162,880	$261,360	$276,498
Total assets (2)(5)	1,332,000	1,283,030	1,114,362	904,534	891,879
Total debt (6)	351,217	356,822	359,826	331,736	416,260
Total treasury stock (6)(7)	894,126	867,817	842,360	814,732	826,002
Total stockholders' equity (3)(6)(7)	422,395	396,662	361,024	342,746	251,360

(1)

In December 2019, we entered into a new Master Subscriber Agreement with Comcast that extends our contractual relationship for an additional five years.  The new agreement was effective January 1, 2020, and included certain pricing adjustments that contributed to the approximately $16 million year-over-year decrease in revenue generated from Comcast.

(2)

In January 2020, we acquired Tekzenit, Inc., and as a result, twelve months of their operations are included in our 2020 results.  The overall cost of this acquisition was approximately $10 million and it was funded with existing cash.

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

(3)

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

(4)

In February 2016, our former cyber-security business (marketed under the Invotas brand), which had been previously sold to certain former management personnel, was acquired by a third-party.  Based on the terms of the agreement, we received additional consideration upon a liquidation event, as defined in the agreement, which resulted in an additional gain on the sale of $6.6 million.

(5)

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

(6)

In March 2018, we refinanced our Credit Agreement.  As a result, under the refinanced 2018 Credit Agreement, we: (i) extended the term of the agreement to March 2023; (ii) obtained a reduction in the interest rate and other fees; and (iii) borrowed $150 million, resulting in a net increase of available cash of $30 million, after paying off the outstanding $120 million balance from the term loan under the previous 2015 Credit Agreement.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined above within Item 1A., “Risk Factors”. Item 1A. constitutes an integral part of this report, and readers are strongly encouraged to review this section closely in conjunction with MD&A.

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency.  This outbreak has negatively affected the U.S. and the global economy, created a significant disruption of the financial markets, disrupted global supply chains, and has resulted in mandated closures, orders to shelter-in-place, and significant travel restrictions.  While we have taken measures to protect the health and safety of our employees, to include a remote working environment for those employees who are able to conduct business from home and significantly reduced travel, we are still conducting business as usual and are working with our customers to minimize any potential disruption.  At this time, we do not believe that our remote working environment and limited staffing in select office locations has adversely impacted our internal controls, financial reporting systems, or our operations.

The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict.  See Part II Item 1A. Risk Factors of this report for additional details.  While the outbreak did not negatively impact our operating results for the first quarter of 2020, we began to realize these impacts to revenue during the second quarter of 2020 as we experienced extended sales and implementation cycles related to our revenue management and customer experience solutions, as well as processing volume reductions.  During the fourth quarter of 2020, we experienced our second quarter of sequential revenue growth, reflecting stabilization in the impacted areas of our business.  We also continued to build our sales pipeline, driven in large part by the accelerating demand for digital transformation.  Going forward, we will continue to diligently monitor and manage our expense levels in line with our anticipated revenue profile.

As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our employees, providing our customers with world-class services and solutions, and prudently managing our liquidity to ensure our continued financial strength.  As of December 31, 2020, we had approximately $240 million in cash, cash equivalents and short-term investments, and an additional $200 million available to borrow under our revolving credit facility.  Given our financial strength, we expect to be able to maintain adequate liquidity as we manage through the current environment, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business results.

Executive Transition Costs

In August 2020, we announced that effective December 30, 2020, Bret Griess, our then-current President and CEO would step down and effective January 1, 2021, Brian Shepherd, our then-current Executive Vice President and Group President would become President and CEO.

As a result of these changes, we entered into a Separation Agreement, dated August 26, 2020, and a subsequent amendment to the Separation Agreement dated December 31, 2020, with Mr. Griess.  Under the terms of the Separation Agreement, Mr. Griess is entitled to the following:

•

Compensation, benefits, and other payments pursuant to the terms of his Employment Agreement.  The additional compensation, totaling $7.3 million, was expensed ratably over his remaining service period, for which approximately $5 million will be paid in 2021 and approximately $2 million will be paid in 2022.

•

Accelerated vesting of approximately 198,000 shares of unvested restricted stock on December 30, 2020.  This modification resulted in a reversal of stock-based compensation expense of $2.7 million in the third quarter of 2020.  The fair value of the modified award of $8.4 million was recognized ratably from the date of the modification through December 30, 2020.

The net impact of the executive transition costs for 2020 was $13.0 million, and was recorded in selling, general and administrative (“SG&A”) expense.

Management Overview

Results of Operations. A summary of our results of operations for 2020 and 2019, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2020	2019
Revenue	$990,533	$996,810
Transaction fees (1)	67,671	69,114
Operating Results:
Operating income	105,556	126,109
Operating income margin	10.7%	12.7%
Diluted EPS	$1.82	$2.55
Supplemental Data:
Restructuring and reorganization charges (2)	$5,328	$4,834
Executive transition costs (2)	13,012	-
Acquisition-related costs:
Amortization of acquired intangible assets	11,816	12,603
Earn-out compensation	-	1,260
Transaction-related costs	(587)	-
Stock-based compensation (2)	19,762	20,896
Amortization of OID	2,983	2,819
(1)

Transaction fees are primarily comprised of interchange and other payment-related fees that we pay, in conjunction with the delivery of service to customers under our payment services contracts, to third-party payment processors and financial institutions.  Because we control the integrated service provided under our payment services customer contracts, these transaction fees are presented gross, and not netted against revenue.

(2)	Stock-based compensation included in the table above exclude amounts that have been recorded in restructuring and reorganization charges and executive transition costs.

Revenue. Revenue for 2020 was $990.5 million, a 1% decrease when compared to $996.8 million for 2019, with the decrease mainly attributed to the pricing adjustments associated with the five-year Comcast extension effective January 1, 2020, as well as foreign currency headwinds, offset by the year-over-year growth in our revenue management solutions and strong professional services revenue.

Operating Results.  Operating income for 2020 was $105.6 million, or a 10.7% operating income margin percentage, compared to $126.1 million, or a 12.7% operating income margin percentage for 2019. Operating income for 2020 was negatively impacted by the $13.0 million of executive transition costs, discussed above, a $10 million impairment charge, discussed below, and lower revenue generated in 2020, which were offset to a certain extent by the benefit of lower employee-related costs.

Diluted Earnings Per Share (“EPS”).  Diluted EPS for 2020 was $1.82 compared to $2.55 for 2019, reflective of the lower operating income discussed above.  Additionally, 2019 diluted EPS was positively impacted by a lower effective income tax rate due to Comcast’s exercise of 0.4 million vested common stock warrants that resulted in the recognition of an approximately $4 million net income tax benefit.

Balance Sheet and Cash Flows.  As of December 31, 2020, we had cash, cash equivalents, and short-term investments of $240.3 million, compared to $182.7 million as of December 31, 2019.  Cash flows from operating activities for 2020 were $173.0 million, compared to $151.1 million for 2019.  See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Comcast.  Comcast continues to be our largest customer.  For 2020 and 2019, revenue from Comcast was $213 million and $229 million, respectively, representing approximately 22% and 23% of our total revenue.  The decrease in Comcast revenue is mainly due to the pricing adjustments associated with the new agreement that was executed in December 2019 and became effective January 1, 2020.  Our agreement with Comcast runs through December 31, 2024 for cloud and related solutions, and through December 31, 2025 for print and mail services for residential customer accounts, with the option to extend the cloud and related services for an additional one-year term.

A copy of the Comcast agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Charter. Charter is our second largest customer.  For 2020 and 2019, revenue from Charter was $209 million and $195 million, respectively, representing approximately 21% and 20% of our total revenue.  Our agreement with Charter runs through December 31, 2021, with an option to extend the agreement for an additional one-year term.  We are currently engaged in discussions with Charter regarding contract renewal terms.

A copy of the Charter agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following (in thousands):

	2020	2019	2018
Cost of revenues	$4,947	$4,584	$4,536
Research and development	2,745	2,657	2,483
Selling, general and administrative (1)	12,070	13,655	12,631
Restructuring	(215)	(977)	(292)
Total stock-based compensation expense	$19,547	$19,919	$19,358
(1)	SG&A stock-based compensation in the table above excludes the $5.7 million of executive transition costs in 2020.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  These critical accounting policies were determined by considering our accounting policies that involve the most complex or subjective decisions or assessments.  Our most critical accounting policies identified relate to:  (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies. These critical accounting policies, as well as our other significant accounting policies, are disclosed in the notes to our Financial Statements.

Revenue Recognition.  In accordance with ASC 606, revenue is recognized upon conclusion that a contract with a customer exists. Such conclusion is made by us when the contract is legally enforceable and certain criteria, including collectability, are met.  In making our determination of collectability, we consider a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the customer’s specific credit worthiness, evidenced by its current financial position and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the customer’s current accounts receivable status and/or its historical payment patterns with us (as applicable); (iii) the economic condition of the industry in which the customer conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the customer is domiciled and/or conducts the majority of its business.  The evaluation of these factors, and the ultimate determination of collectability, requires significant judgments to be made by us.  Our judgments could have a significant effect to the amount and timing of revenue recognized in any period.

Our contracts with customers include cloud-based revenue management solution arrangements, managed services arrangements, cloud-based payment processing transaction services, software license and service arrangements, professional services arrangements, and bundled service arrangements.  The revenue recognition policies that involve the most complex and subjective decisions or assessments that may have a material impact on our operations relate to the accounting for cloud-based revenue management solution arrangements, software license and service arrangements, and bundled service arrangements.

Our cloud-based revenue management solution arrangements are complex agreements that typically include multiple performance obligations.  Key factors considered in accounting for cloud-based revenue management solution arrangements include the following criteria:  (i) identification of performance obligations within the contract; (ii) determination of the transaction price given the variable nature of the consideration and significance of the consideration; (iii) determination of stand-alone selling price for each performance obligation and the allocation of value between the performance obligations; and (iv) calculation of revenue recognized in each period. The evaluation of these factors and ultimate revenue recognition decision requires significant judgements to be made by us.  Depending on the significance of variable consideration, number of solutions/services, complex pricing structures and long-term nature of these types of contracts, our judgements and estimates made in this area could have a significant effect on the amount and timing of revenue recognized in any period.  In addition, certain solutions and arrangements require us to assess whether we are a principal to the transaction (gross revenue) or an agent to the transaction (net revenue). Such assessments can have a significant effect on the amount of total revenue recognized.

Our software license and related services arrangements include multiple performance obligations which may be complex and require considerable judgement.  Key factors considered in accounting for our software license and related service arrangements include the following criteria:  (i) identification of performance obligations within the contract; (ii) assessment of whether services included in the arrangement represent significant production, modification or customization of the software (as applicable), such that the delivery of the software license and related services required to implement the software represent one combined performance obligation; (iii) determination of the transaction price for the contract as these types of arrangements may include both fixed and variable consideration; (iv) determination of stand-alone selling price for each performance obligation including the allocation of value between performance obligations; and (v) estimates to measure progress for delivery.  The evaluation of these factors and ultimate revenue recognition decision requires significant judgements to be made by us.  We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license fees and maintenance, and cost-plus margins for services.  The pricing calculations can be complex and require estimates based on volumes. Additionally, our use of an hours-based method of accounting for software license and other professional services performance obligations that are satisfied over time requires estimates of total project revenue and costs, along with the expected hours necessary to complete a project.  Changes in estimates as a result of additional information as work progresses on a project are inherent characteristics of this method of revenue recognition as we are exposed to business risks in completing these types of performance obligations.  The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity. Our judgments and estimates could:  (i) have a significant effect on revenue recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred.

Our contracts are subject to modification via amendment, change requests, and/or statement of works.  Such modifications may occur frequently.  The accounting for contract modifications under ASC 606 is complex and requires significant judgements to be made by us as to whether the contract modification is treated as either a separate contract or part of the existing contract.  Our judgements could have a significant effect on the revenue recognized in any period by changing the amount and/or timing of the revenue recognized.

Our contracts typically include service level agreements or other incentives which may result in refunds or credits to our customers.  Under ASC 606, failure to meet service level standards under the terms of the contract represent adjustments to the overall consideration (reductions in revenue) and may need to be estimated at the outset of the arrangement as part of the overall variable consideration.  Such estimates require significant judgement by us and may impact the amount and/or timing of the revenue recognized.

Impairment Assessments of Long-Lived Assets.  Long-lived assets relate primarily to property and equipment, software, acquired customer contracts, and customer contract costs.  These assets are required to be evaluated for possible impairment as events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  A long-lived asset (or group of long-lived assets) is impaired if estimated future undiscounted cash flows associated with that asset, without consideration of interest, are insufficient to recover the carrying amount of the long-lived asset.  Once deemed impaired, even if by $1, the long-lived asset is written down to its fair value which could be considerably less than the carrying amount or future undiscounted cash flows.  The determination of estimated future cash flows and, if required, the determination of the fair value of a long-lived asset, are by their nature, highly subjective judgments.  Changes to one or more of the assumptions utilized in such an analysis could materially affect our impairment conclusions for long-lived assets.

Income Taxes. We are required to estimate our income tax liability in each jurisdiction in which we operate, including U.S. federal, state, and foreign income taxes.

Various judgments are required in evaluating our income tax positions and determining our provisions for income taxes.  We regularly assess the likelihood of the future realization of our deferred income tax assets.  To the extent we believe that it is not more likely than not that a deferred income tax asset will be realized, a valuation allowance is established.  During the ordinary course of our business, there are certain transactions and calculations for which the ultimate income tax determination may be uncertain.  In addition, we may be subject to examination of our income tax returns by various tax authorities which could result in adverse outcomes.  For these reasons, we establish a liability associated with unrecognized tax benefits based on estimates of whether additional taxes and interest may be due.  We adjust this liability based upon changing facts and circumstances, such as the closing of a tax audit, the closing of a tax year upon the expiration of a statute of limitations, or the refinement of an estimate. Should any of the factors considered in determining the adequacy of this liability change significantly, an adjustment to the liability may be necessary. Due to the potential significance of these issues, such an adjustment could be material.

One of the more complex items within our income tax expense is the determination of our annual research and experimentation income tax credit (“R&D tax credit”).  We have incurred approximately $120 - $130 million annually in R&D expense over the last three years.  The calculation of the R&D tax credit involves the identification of qualifying projects, as well as an estimation of the qualifying costs for such projects.  Due to the size, nature, and the number of projects worked on in any given year, the calculation can become complex and certain judgments are necessary in determining the amount of the R&D tax credits claimed.

Loss Contingencies. In the ordinary course of business, we are subject to potential claims related to various items including but not limited to the following:  (i) legal and regulatory matters; (ii) vendor contracts; (iii) solution and service delivery matters; and (iv) labor matters.  Accounting and disclosure requirements for loss contingencies requires us to assess the likelihood of any adverse judgments in or range of potential outcomes for these matters. A determination of the amount of reserves for such contingencies, if any, is based on an analysis of the issues, often with the assistance of legal counsel.  The evaluation of such issues, and our ultimate accounting and disclosure decisions, are by their nature, subject to various estimates and highly subjective judgments. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary.  Due to the potential significance of these issues, such an adjustment could be material.

Detailed Discussion of Results of Operations

The following discussion includes a comparison of our results of operations and liquidity for 2020 compared to 2019.  For a discussion of the 2019 compared to 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020.

Total Revenue. Total revenue for 2020 was $990.5 million, a 1% decrease when compared to $996.8 million for 2019.  The decrease in total revenue can be mainly attributed to pricing adjustments associated with the five-year Comcast extension effective January 1, 2020, as well as foreign currency headwinds, offset by the year-over-year growth in our revenue management solutions and strong professional services revenue, to include the revenue generated from the acquired Tekzenit business, discussed in Note 7 to the Financial Statements.

We use the location of the customer as the basis of attributing revenue to individual countries and corresponding geographic regions.  Revenue by geographic regions for 2020 and 2019 were as follows (in thousands):

	2020	2019
Americas (principally the U.S.)	$856,858	$866,831
Europe, Middle East, and Africa	96,480	91,685
Asia Pacific	37,195	38,294
Total revenue	$990,533	$996,810

Total Operating Expenses.  Our operating expenses for 2020 increased 2% to $885.0 million, from $870.7 million for 2019.  The increase in operating expenses can be primarily attributed to:  (i) the approximately $13 million of executive transition costs, discussed above; and (ii) an approximately $10 million impairment charge recorded in the second quarter of 2020 for the write-off of capitalized customer contract costs related to a discontinued project implementation.  These costs were offset to a certain degree by lower employee-related costs and favorable foreign currency movements.

Cost of Revenue (Exclusive of Depreciation).  Our cost of revenue consist principally of the following:  (i) computing capacity and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) transaction fees-interchange and other payment-related fees to third-party payment processors and financial institutions;  (iv) customer support organizations (e.g., our customer support call center, account management, etc.); (v) professional services organization (vi) various product delivery and support organizations (e.g., managed services delivery, product management, product maintenance, etc.); (vii) third-party software costs and/or royalties related to certain software products; (viii) facilities and infrastructure costs related to the statement production and support organizations; and (ix) amortization of acquired intangibles. The costs related to new solution development (including significant enhancements to existing solutions and services) are included in R&D expense.

The cost of revenue for 2020 increased 2% to $535.6 million, from $525.1 million for 2019.  This increase is mainly due to the approximately $10 million impairment charge, mentioned above.  Additionally, during 2020, we had more internal resources reassigned to cost of revenues projects that had previously been assigned to R&D projects, however this was offset by lower employee-related costs.  Total cost of revenue as a percentage of revenue for 2020 and 2019 was 54.1% and 52.7%, respectively.

R&D Expense (Exclusive of Depreciation).  R&D expense for 2020 was $122.8 million, a 4% decrease when compared to $128.0 million for 2019, with the decrease mainly attributed to lower employee-related costs, to include personnel and the related costs previously assigned to R&D projects being reassigned to cost of revenue projects, mentioned above.

Our R&D efforts are focused on the continued evolution of our solutions that enable global service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

As a percentage of total revenue, R&D expense for 2020 and 2019 was 12.4% and 12.8%, respectively.  We anticipate the level of R&D investment in the near-term to be relatively consistent with 2020.

SG&A Expense (Exclusive of Depreciation).  SG&A expense for 2020 increased 4% to $198.3 million, from $191.3 million for 2019. The increase in SG&A expense between 2020 and 2019 is primarily due to the $13.0 million of executive transition costs, discussed above, offset to a certain degree by lower employee-related costs.  As a percentage of total revenue, SG&A expense for 2020 and 2019 was 20.0% and 19.2%, respectively.

Depreciation Expense.  Depreciation expense for all property and equipment is reflected separately from cost of revenue or the other components of operating expenses.  Depreciation expense for 2020 was $22.9 million, a 7% increase from $21.4 million for 2019.  The increase can be primarily attributed to our increased level of capital expenditures on items such as technology, security, infrastructure, and modernization of equipment.

Restructuring and Reorganization Charges. In 2020 and 2019, we implemented cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $5.3 million and $4.8 million, respectively.  These initiatives were primarily made up of organizational changes made to pursue global opportunities and efficiencies.

See Note 8 to our Financial Statements for additional information regarding these initiatives.

Operating Income.  Operating income and operating income margin for 2020 was $105.6 million, or 10.7% of total revenue, compared to $126.1 million, or 12.7% of total revenue for 2019.  Operating income for 2020 was negatively impacted by the $13.0 million of executive transition costs and the $10 million impairment charge, discussed above, and the lower revenue generated in 2020, which were offset to a certain extent by the benefit of the lower employee-related costs.

Interest Expense and Amortization of Original Issue Discount (“OID”).  Our interest expense relates primarily to our 2016 Convertible Notes and our 2018 Credit Agreement. See Note 5 to our Financial Statements for additional discussion of our long-term debt, to include the non-cash interest expense related to the amortization of the convertible debt OID.

 Income Tax Provision.  Our effective income tax rates for 2020 and 2019 were as follows:

2020 (1)	2019 (2)
31%	22%
(1)	The 2020 effective income tax rate reflects an adjustment for the income tax impact related to the executive transition costs, discussed above (see Note 9 to our Financial Statements).
(2)

As a result of Comcast’s exercise of their remaining 0.4 million of vested stock warrants in December 2019 (see Note 12 to our Financial Statements), we received an additional income tax benefit of approximately $4 million (see Note 9 to our Financial Statements) due to the stock warrants appreciating in value since the grant date.

Liquidity

Cash and Liquidity.  As of December 31, 2020, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $240.3 million, compared to $182.7 million as of December 31, 2019. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of December 31, 2020, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants. As of December 31, 2020, and the date of this filing, we believe we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31,	December 31,
	2020	2019
Americas (principally the U.S.)	$183,918	$125,309
Europe, Middle East and Africa	47,513	50,477
Asia Pacific	8,866	6,871
Total cash, equivalents and short-term investments	$240,297	$182,657

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences. As of December 31, 2020, we had $1.7 million of cash restricted as to use to collateralize guarantees and outstanding letters of credit.

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

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term cloud-based and managed services arrangements (primarily billed monthly), payment process transaction services (primarily billed monthly), and software maintenance agreements (which may be billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenue are sources of cash, but the payment streams for these items are less predictable.

The primary use of our cash is to fund our operating activities. Over half of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; and (iii) reimbursements for travel and entertainment expenses. Other operating expenses consist of: (i) computing capacity and related services and communication lines for our outsourced cloud-based business; (ii) paper, envelopes, and related supplies for our statement processing solutions; (iii) transaction fees paid in conjunction with the delivery of services under our payment services contracts; (iv) hardware and software maintenance; and (v) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments.  A summary of our material contractual obligations is provided below.

Our 2020 and 2019 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2020:
March 31 (1)(2)	$52,938	$(60,151)	$(7,213)
June 30 (2)	41,022	16,668	57,690
September 30 (2)	31,971	33,237	65,208
December 31	37,747	19,588	57,335
Total	$163,678	$9,342	$173,020

2019:
March 31 (1)(2)	$42,003	$(29,177)	$12,826
June 30 (2)	46,072	(30,469)	15,603
September 30 (2)	44,210	34,888	79,098
December 31	40,342	3,207	43,549
Total	$172,627	$(21,551)	$151,076
(1)

Cash flows from operating activities for the first quarter of 2020 and 2019 reflect the negative impacts of the payment of the 2019 and 2018 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for those items.

(2)

Cash flows from operating activities for the first and second quarters of 2020 and 2019 were negatively impacted by the timing of certain recurring key customer payments that were delayed and received subsequent to quarter-end, of approximately $33 million and $26 million for the first and second quarters of 2020, respectively, and $14 million and $25 million for the first and second quarters of 2019, respectively.  As of the end of the third quarters of 2020 and 2019, these recurring key customer payments were current, resulting in the third quarters of 2020 and 2019 cash flows from operating activities having the benefit of an additional payment due to the timing delays in previous quarters.

We believe the above table illustrates our ability to generate recurring quarterly cash flows from our operations, and the importance of managing our working capital items.  The quarterly and annual variations in our net cash provided by operating activities are related mostly to the changes in our operating assets and liabilities (related mostly to fluctuations in timing at quarter-end of customer payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2020 and 2019 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed accounts receivable is one of the primary factors in maintaining strong cash flows from operating activities.  Our billed trade accounts receivable balance includes significant billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our accounts receivable through our calculation of Days Billings Outstanding (“DBO”) rather than a typical Days Sales Outstanding (“DSO”) calculation.

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2020:
March 31	$264,601	$(3,888)	$260,713	72
June 30	248,470	(4,057)	244,413	73
September 30	228,847	(3,730)	225,117	68
December 31	230,251	(3,628)	226,623	67

2019:
March 31	$247,833	$(2,897)	$244,936	65
June 30	268,656	(2,861)	265,795	67
September 30	245,972	(3,356)	242,616	67
December 31	247,793	(3,735)	244,058	63

As of December 31, 2020 and 2019, approximately 96% and 95%, respectively, of our billed accounts receivable balance, were less than 60 days past due.

The increase in DBOs during the first and second quarter of 2020 can be directly attributed to the delay of certain recurring key customer payments, as noted above.  We may experience future adverse impacts to our DBOs if we experience payment delays.  However, these recurring monthly payments that cross a reporting period-end do not raise any collectability concerns, as payment is generally received subsequent to quarter-end.  All other changes in our gross and net billed accounts receivable reflect the normal fluctuations in the timing of customer payments at quarter-end, as evidenced by our relatively consistent DBO metric over the past several quarters.

As a global provider of software and professional services, a portion of our accounts receivable balance relates to international customers.  This diversity in the geographic composition of our customer base may adversely impact our DBOs as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions.  For example, our ability to invoice and collect arrangement fees may be dependent upon, among other things: (i) the completion of various customer administrative matters, local country billing protocols and processes (including local cultural differences), and non-customer administrative matters; (ii) meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

Cash Flows From Investing Activities.  Our typical investing activities consist of purchases and sales of short-term investments and purchases of software, property and equipment, which are discussed below.  Additionally, our recent investing activities also include acquisition and investment activities related to: (i) the acquisition of the Tekzenit business in 2020 that resulted in payments of $10.0 million; (ii) the acquisition of the Forte business in 2018 that resulted in payments in 2019 of $13.2 million; and (iii) investments in a payment technology and services company in 2020 and 2019 of $1.5 million and $4.0 million, respectively (see Note 2 and 7 of our Financial Statements).  All of these activities are included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments

During 2020 and 2019 we purchased $81.8 million and $54.3 million, respectively, and sold or had mature $56.5 million and $52.1 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment

Our annual capital expenditures for software, property and equipment for 2020 and 2019 were $29.4 million and $37.3 million, respectively.  Our capital expenditures for these periods consisted principally of investments in: (i) computer hardware, software, and related equipment; (ii) statement production equipment; and (iii) facilities and internal infrastructure items.

Cash Flows From Financing Activities.  Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock

Proceeds from the issuance of common stock for 2020 and 2019 were $2.5 million and $2.2 million, respectively, and relate primarily to our employee stock purchase plan.

Repurchase of Common Stock

During 2020 and 2019 we repurchased approximately 624,000 shares and 576,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $26.3 million and $25.5 million, respectively.

Additionally, outside of our Stock Repurchase Program, during 2020 and 2019, we repurchased from our employees and then canceled approximately 254,000 shares and 117,000 shares, of our common stock for $11.9 million and $5.1 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through December 31, 2020 and 2019, we have paid $38.1 million and $30.9 million, respectively, for our total repurchases of common stock, with the differences when compared to the amounts accrued attributed to the timing of the settlement.

Cash Dividends Paid on Common Stock

During 2020 and 2019, the Board approved dividend payments totaling $30.9 million and $29.4 million, respectively.  During 2020 and 2019, we paid dividends of $31.1 million and $29.1 million, respectively,   with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Common Stock Warrants

During the fourth quarter of 2019, Comcast exercised the remaining 0.4 million of their vested common stock warrants, which we net cash settled under the provisions of the warrant agreement for $12.9 million.  See Note 12 to our Financial Statements for further discussion of Comcast’s exercise of their common stock warrants.

Long-term Debt

During 2020 and 2019 we made principal repayments of $10.3 million and $7.5 million, respectively, on our long-term debt balance.  See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Balance Sheets but are required to be disclosed.

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2020, and the future periods in which such obligations are expected to be settled in cash (in thousands).

		Less than			More than
	Total	1 Year	Years 2-3	Years 4-5	5 Years
Long-term debt	$513,330	$26,405	$134,737	$19,550	$332,638
Leases	95,968	18,754	33,597	24,325	19,292
Purchase obligations	343,948	96,509	134,675	100,850	11,914
Total	$953,246	$141,668	$303,009	$144,725	$363,844

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

Our 2018 Credit Agreement includes the mandatory quarterly amortization payments on the term loan as of December 31, 2020, and the interest paid throughout the life of the term loan is based upon the interest rate applicable as of December 31, 2020.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Our operating leases are discussed in Note 6 to our Financial Statements.  As of December 31, 2020, our purchase obligations consist primarily of our expected minimum base fees under the Ensono service agreement, which includes embedded lease components related to processors at our outsourced data center environment (discussed in Notes 6 and 11 to our Financial Statements).

Of the total contractual obligations and commercial commitments above, approximately $507 million is reflected on our Balance Sheet.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds, bid bonds, and performance bonds.  These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operation, liquidity, capital expenditures, or capital resources.  See Note 11 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•

Cash, Cash Equivalents and Short-term Investments.  As of December 31, 2020, we had cash, cash equivalents, and short-term investments of $240.3 million, of which approximately 73% is in U.S. Dollars and held in the U.S.  We have $1.7 million of restricted cash included in cash and cash equivalents, used primarily to collateralize guarantees and outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds to meet our capital resource requirements.

•

Revolving Loan Facility.  We currently have a $200 million revolving loan facility, our 2018 Revolver. As of December 31, 2020, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of December 31, 2020, we had 4.3 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During 2020, we repurchased 624,000 shares of our common stock for $26.3 million (weighted-average price of $42.13 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during 2020, we repurchased from our employees and then cancelled 254,000 shares of our common stock for $11.9 million in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

•

Executive Transition. In August 2020, we entered into a Separation Agreement with our former President and CEO, and a subsequent amendment to the Separation Agreement dated December 31, 2020, which includes a commitment to pay additional compensation of approximately $7 million, for which approximately $5 million will be paid in 2021 and approximately $2 million will be paid in 2022.

•

Cash Dividends.  During 2020, the Board declared dividends totaling $30.9 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions.  The 2018 Forte acquisition purchase agreement, which was subsequently amended in December 2020, includes provisions for $18.8 million of potential future earn-out payments over a measurement period through September 30, 2023.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.

In January 2020, we acquired certain assets of Tekzenit for an initial purchase price of approximately $10 million.  The purchase agreement includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.

As of December 31, 2020, we have made no earn-out payments or qualified sales payments for either of these acquisitions.

These acquisitions were funded from currently available cash.  Our acquisitions are discussed in more detail in Note 7 to our Financial Statements.  As part of our growth strategy, we are continually evaluating potential business, asset acquisitions, and investments.  Our strategy includes acquiring assets and businesses which provide the technology and personnel to expedite our solutions and services development efforts, provide complementary solutions and services, increase market share, and provide access to new markets and customers.

•

Equity Method Investment.  During 2020 we made an additional $1.5 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of December 31, 2020, we held a 15% noncontrolling interest with a carrying value of $7.9 million.  See Note 2 to our Financial Statements for additional discussion.

•	Capital Expenditures. During 2020, we spent $29.4 million on capital expenditures. As of December 31, 2020, we had committed to purchase $1.9 million of equipment.
•

Stock Warrants.  We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of December 31, 2020, approximately 1.0 million Stock Warrants are outstanding, none of which are vested.

The Stock Warrants are discussed in more detail in Note 12 to our Financial Statements.

•

Long-Term Debt.  As of December 31, 2020, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement term loan borrowings of $126.6 million.

2016 Convertible Notes

Our 2016 Convertible Notes will be convertible at the option of the note holders during the period from December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022. For notes presented during this time frame, the settlement amount will be equal to the sum of the daily settlement amounts for each of the following 40 consecutive trading days during the related observation period. As a result, we expect our required debt service cash outlay during the next twelve months for the 2016 Convertible Notes to be limited to interest payments of $9.8 million.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current then interest rates) for the next twelve months is $14.1 million, and $2.2 million, respectively.  We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above.  We believe that our current cash, cash equivalents and short-term investments balances and our 2018 Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next twelve months.  We believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of December 31, 2020, we are exposed to various market risks, including changes in interest rates, fluctuations, and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the December 31, 2020 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments.  Our cash and cash equivalents as of December 31, 2020 and 2019 were $188.7 million and $156.5 million, respectively.  Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2020 and 2019 were $51.6 million and $26.1 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of merchants related to our payment processing services. As of December 31, 2020 and 2019, we had $149.8 million and $169.3 million, respectively, of cash collected on behalf of merchants which is held for an established holding period until settlement.  The holding period is generally one to four business days depending on the payment model and contractual terms with the merchant.  During the holding period, cash is held in accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to the merchant.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not record our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of December 31, 2020, the fair value of the 2016 Convertible Notes was estimated at $244.7 million using quoted market prices.

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

During the year ended December 31, 2020, we generated approximately 88% of our revenue in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of December 31, 2020 and 2019, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2020		December 31, 2019
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(148)	$1,673	$(30)	$1,786
Euro	(288)	7,734	(76)	11,284
U.S. Dollar	(292)	24,445	(117)	18,890
South African Rand	-	4,809	-	7,602
Other	(6)	1,071	(6)	1,065
Totals	$(734)	$39,732	$(229)	$40,627

A hypothetical adverse change of 10% in the December 31, 2020 exchange rates would not have had a material impact upon our results of operations.

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CSG Systems International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and December 31, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2020 and December 31, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Adoption of ASC Topic 842 in 2019

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC Topic 842, Leases (ASC 842). The Company adopted the standard using the effective date method, and as such, the 2018 comparative information in the financial statements has not been adjusted and continues to be as previously reported.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Agreements with significant customers

As discussed in Note 3 to the consolidated financial statements, the Company generated 43% of its revenue from its significant customers. The agreements with these significant customers are complex and subject to modification in the form of amendments, change requests, or statements of work, which can occur frequently. The accounting for these agreements requires significant judgments to be made by the Company, specifically whether a new or revised agreement is treated as either a separate contract or modification of an existing contract. The judgments could significantly affect revenue recognized in any period.

We identified the evaluation of agreements with significant customers as a critical audit matter. Due to the subjectivity and complexity in the application of the portion of the accounting standard related to contract modifications, the assessment of the Company’s judgments regarding whether each new or revised agreement is treated as a separate contract or modification of an existing contract required a higher degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. This included controls over monitoring and evaluating agreements with significant customers. For certain new or revised agreements with significant customers, we obtained and read the agreement, performed an independent analysis of the accounting treatment as a separate contract or modification of an existing contract, and compared our conclusions to those made by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Omaha, Nebraska
February 19, 2021

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$188,699	$156,548
Short-term investments	51,598	26,109
Total cash, cash equivalents and short-term investments	240,297	182,657
Settlement assets	149,785	169,327
Trade accounts receivable:
Billed, net of allowance of $3,628 and $3,735	226,623	244,058
Unbilled	37,785	33,450
Income taxes receivable	2,167	4,297
Other current assets	41,688	35,293
Total current assets	698,345	669,082
Non-current assets:
Property and equipment, net of depreciation of $105,073 and $98,029	81,759	84,429
Operating lease right-of-use assets	110,756	94,847
Software, net of amortization of $139,836 and $125,437	26,453	32,526
Goodwill	272,322	259,164
Acquired customer contracts, net of amortization of $105,778 and $93,767	48,012	55,105
Customer contract costs, net of amortization of $39,893 and $31,526	47,238	50,746
Deferred income taxes	10,205	9,392
Other assets	36,910	27,739
Total non-current assets	633,655	613,948
Total assets	$1,332,000	$1,283,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,063	$10,313
Operating lease liabilities	22,651	22,442
Customer deposits	39,992	38,687
Trade accounts payable	29,834	32,704
Accrued employee compensation	86,289	77,527
Settlement liabilities	148,819	168,342
Deferred revenue	52,357	45,094
Income taxes payable	6,627	2,806
Other current liabilities	19,383	20,778
Total current liabilities	420,015	418,693
Non-current liabilities:
Long-term debt, net of unamortized discounts of $5,346 and $10,053	337,154	346,509
Operating lease liabilities	95,926	78,936
Deferred revenue	17,275	18,552
Income taxes payable	2,436	2,543
Deferred income taxes	5,109	6,376
Other non-current liabilities	31,690	14,759
Total non-current liabilities	489,590	467,675
Total liabilities	909,605	886,368
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 5,929 and 3,661 shares reserved for employee stock purchase plan and stock incentive plans; 32,713 and 32,891 shares outstanding	700	696
Additional paid-in capital	470,557	454,663
Treasury stock, at cost; 35,980 and 35,356 shares	(894,126)	(867,817)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	13	16
Cumulative foreign currency translation adjustments	(31,151)	(39,519)
Accumulated earnings	876,402	848,623
Total stockholders' equity	422,395	396,662
Total liabilities and stockholders' equity	$1,332,000	$1,283,030

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$990,533	$996,810	$875,059

Cost of revenue (exclusive of depreciation, shown separately below)	535,597	525,122	449,820
Other operating expenses:
Research and development	122,847	127,994	124,034
Selling, general and administrative	198,279	191,329	169,308
Depreciation	22,926	21,422	18,304
Restructuring and reorganization charges	5,328	4,834	8,661
Total operating expenses	884,977	870,701	770,127
Operating income	105,556	126,109	104,932
Other income (expense):
Interest expense	(15,500)	(17,748)	(17,667)
Amortization of original issue discount	(2,983)	(2,819)	(2,664)
Interest and investment income, net	1,244	1,785	2,646
Loss on extinguishment of debt	-	-	(810)
Other, net	(2,961)	(1,604)	550
Total other	(20,200)	(20,386)	(17,945)
Income before income taxes	85,356	105,723	86,987
Income tax provision	(26,645)	(22,953)	(20,857)
Net income	$58,711	$82,770	$66,130

Weighted-average shares outstanding:
Basic	32,010	32,051	32,488
Diluted	32,278	32,465	32,855

Earnings per common share:
Basic	$1.83	$2.58	$2.04
Diluted	1.82	2.55	2.01

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$58,711	$82,770	$66,130
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,368	3,418	(14,203)
Unrealized holding gains (losses) on short-term investments arising during period	(3)	14	90
Other comprehensive income (loss), net of tax	8,365	3,432	(14,113)
Total comprehensive income, net of tax	$67,076	$86,202	$52,017

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
BALANCE, January 1, 2018	33,516	$689	$9,082	$427,091	$(814,732)	$(28,822)	$749,438	$342,746

Comprehensive income:
Net income	-	-	-	-	-	-	66,130
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	90	-
Foreign currency translation adjustments	-	-	-	-	-	(14,203)	-
Total comprehensive income								52,017
Repurchase of common stock	(862)	-	-	(7,339)	(27,628)	-	-	(34,967)
Issuance of common stock pursuant to employee stock purchase plan	71	-	-	2,311	-	-	-	2,311
Issuance of restricted common stock pursuant to stock-based compensation plans	553	5	-	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(120)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	19,358	-	-	-	19,358
Dividends	-	-	-	-	-	-	(28,003)	(28,003)
Adjustments due to adoption of new accounting standards	-	-	-	-	-	-	7,562	7,562
BALANCE, December 31, 2018	33,158	693	9,082	441,417	(842,360)	(42,935)	795,127	361,024

Comprehensive income:
Net income	-	-	-	-	-	-	82,770
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	14	-
Foreign currency translation adjustments	-	-	-	-	-	3,418	-
Total comprehensive income								86,202
Repurchase of common stock	(693)	-	-	(5,068)	(25,457)	-	-	(30,525)
Issuance of common stock pursuant to employee stock purchase plan	55	-	-	2,227	-	-	-	2,227
Issuance of restricted common stock pursuant to stock-based compensation plans	513	4	-	(4)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(142)	(1)	-	1	-	-	-	-
Stock-based compensation expense	-	-	-	19,919	-	-	-	19,919
Exercise of Comcast stock warrants			(9,082)	(3,829)				(12,911)
Dividends	-	-	-	-	-	-	(29,274)	(29,274)
BALANCE, December 31, 2019	32,891	696	-	454,663	(867,817)	(39,503)	848,623	396,662

Comprehensive income:
Net income	-	-	-	-	-	-	58,711
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(3)	-
Foreign currency translation adjustments	-	-	-	-	-	8,368	-
Total comprehensive income								67,076
Repurchase of common stock	(878)	-	-	(11,859)	(26,309)	-	-	(38,168)
Issuance of common stock pursuant to employee stock purchase plan	68	-	-	2,523	-	-	-	2,523
Issuance of restricted common stock pursuant to stock-based compensation plans	672	7	-	(7)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(40)	(3)	-	-	-	-	-	(3)
Stock-based compensation expense	-	-	-	25,237	-	-	-	25,237
Dividends	-	-	-	-	-	-	(30,932)	(30,932)
BALANCE, December 31, 2020	32,713	$700	$-	$470,557	$(894,126)	$(31,138)	$876,402	$422,395

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2020	2019	2018
Cash flows from operating activities:
Net income	$58,711	$82,770	$66,130
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	22,926	21,422	18,304
Amortization	43,947	45,700	44,328
Amortization of original issue discount	2,983	2,819	2,664
Asset impairment	11,030	438	1,851
Gain on short-term investments and other	(123)	(364)	(101)
Loss on extinguishment of debt	-	-	810
Deferred income taxes	(1,033)	(77)	4,913
Stock-based compensation	25,237	19,919	19,358
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	14,659	(4,015)	(138)
Other current and non-current assets and liabilities	(10,688)	(17,727)	(23,179)
Income taxes payable/receivable	5,405	4,771	5,055
Trade accounts payable and accrued liabilities	(5,752)	(10,317)	(7,146)
Deferred revenue	5,718	5,737	10,492
Net cash provided by operating activities	173,020	151,076	143,341

Cash flows from investing activities:
Purchases of software, property and equipment	(29,397)	(37,319)	(57,104)
Purchases of short-term investments	(81,824)	(54,258)	(75,022)
Proceeds from sale/maturity of short-term investments	56,454	52,135	190,778
Acquisition of and investments in business, net of cash acquired	(11,491)	(17,194)	(144,791)
Net cash used in investing activities	(66,258)	(56,636)	(86,139)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,523	2,227	2,311
Payment of cash dividends	(31,056)	(29,126)	(27,979)
Repurchase of common stock	(38,123)	(30,918)	(34,726)
Exercise of common stock warrants	-	(12,911)	-
Proceeds from long-term debt	-	-	150,000
Payments on long-term debt	(10,313)	(7,500)	(125,625)
Payments of deferred financing costs	-	-	(1,490)
Net cash used in financing activities	(76,969)	(78,228)	(37,509)
Effect of exchange rate fluctuations on cash	2,358	1,059	(2,659)

Net increase in cash and cash equivalents	32,151	17,271	17,034

Cash and cash equivalents, beginning of period	156,548	139,277	122,243
Cash and cash equivalents, end of period	$188,699	$156,548	$139,277

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$13,681	$16,064	$15,857
Income taxes	22,431	18,358	10,426

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Denver, Colorado. We are a revenue management, customer experience, and payment solutions provider primarily serving the global communications industry. We have over 35 years of experience supporting communications service providers’ management of their revenue, customer communications, and digital ecosystem as they advance their video, voice, data content, and digital services to consumers. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the complex, transformative needs of service providers. We are a member of the S&P SmallCap 600 and Russell 2000 indices.

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

Translation of Foreign Currency. Our foreign subsidiaries use the local currency of the countries in which they operate as their functional currency. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue, expenses, and cash flows are translated at the average rates of exchange prevailing during the period. Foreign currency translation adjustments are included in comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income.

Use of Estimates in Preparation of Our Financial Statements.  The preparation of our Financial Statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more critical accounting estimates and related assumptions that may affect our financial position and results of operations are in the areas of: (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies.

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

Our revenue from customer contracts is measured based on consideration specified in our contracts as discussed further below. We recognize revenue for our products and services separately if they are distinct performance obligations. A product or service, or group of products or services, is a distinct performance obligation if it is separately identifiable from other items in the context of the contract and if our customer can benefit from the product or service on their own or with other resources that are readily available to that customer. We recognize revenue when we satisfy our performance obligations by transferring control of a particular product or service, or group of products or services, to our customers, as described in more detail below. Taxes assessed on our products and services based on governmental authorities at the time of invoicing are excluded from our revenue.

Cloud and Related Solutions

Our cloud and related solutions revenue include: (i) our software-as-a-service (“SaaS”), revenue management solutions, and various related ancillary services; (ii) our managed services offering in which we operate software solutions (primarily our software solutions) on behalf of our customers; and (iii) cloud-based payment processing transaction services.

We contract for our cloud-based revenue management solutions using long-term arrangements whose terms have typically ranged from three to five years. These arrangements consist of a series of multiple services delivered daily or monthly, to include such things as: (i) revenue and customer engagement solutions; (ii) business support services (e.g., workforce management tools, consumer credit verifications, etc.); (iii) digital enablement and delivery functions; and (iv) customer statement invoice printing and mailing services. The fees for these services typically are billed to our customers monthly based upon actual monthly volumes and/or usage of services (e.g., the number of customer accounts maintained on our solutions, the number of transactions processed on our solutions, and/or the quantity and content of the monthly statements and mailings processed through our solutions).

For cloud-based revenue management solution contracts, the total contract consideration (including impacts of discounts or incentives) is primarily variable dependent upon actual monthly volumes and/or usage of services; however, these contracts can also include ancillary fixed consideration in the form of one-time, monthly, or annual fees. Pricing of products and services in these contracts is generally at stand-alone selling price, with no allocation of value between the individual performance obligations. In situations where we do an allocation, we determine stand-alone selling price based on established pricing and/or cost, plus an applicable margin. Revenue is generally recognized based on activities performed over a series of daily or monthly periods.

We contract for managed services solutions using long-term arrangements whose terms have typically ranged from three to five years.  Under managed services agreements, we operate software products (primarily our software solutions) on behalf of our customers: (i) out of a customer’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center we contract with for such services. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end-user billing services.

For managed services contracts, the total contract consideration is typically a fixed monthly fee, but these contracts may also have variable fee components. The fees for these services typically are billed to our customers on a monthly basis.  Unless managed services are included with a software license contract (as discussed further below), there is generally only one performance obligation and revenue is recognized for these arrangements on a ratable basis as the services are performed.

Our contracts for payment processing transaction services are generally month-to-month or fixed term with automatic renewals. Services provided under these arrangements primarily include Automated Clearing House (“ACH”) transaction processing, credit/debit card processing, web-based and telephone payment processing, and real-time check verification and authentication services. The fees for these services typically are billed on a monthly basis.

Our payment processing services are comprised of one performance obligation. Revenue for payment processing services is based primarily on a fee per transaction or a percentage of the transaction principal and recognized as delivered over a series of daily service periods.  Transaction fees collected from customers are recognized as revenue on a gross basis when we are the principal in completing the payment processing transaction. As a principal to the transaction, we control the service of processing payments on our platform. We bear primary responsibility for the fulfillment of the payment service, contract directly with our customers, and have full discretion in determining the fee charged to our customers which is independent of the costs we incur when we utilize payment processors or other financial institutions to perform services on our behalf.  We therefore bear full margin risk when completing a payment processing transaction.  Transaction fees paid to third-party payment processors and other financial institutions are primarily comprised of interchange and other payment-related fees paid in conjunction with the delivery of service to customers under our payment services contracts.  These fees are recognized in cost of revenue.

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

Software and Services

Our software and services revenue relates primarily to: (i) software license sales on either a perpetual or term license basis; and (ii) professional services to implement the software. Our software and services contracts are often contracted in bundled arrangements that include not only the software license and related implementation services, and may also include maintenance, managed services, and/or additional professional services.

For our software arrangements, total contract consideration is allocated between the separate performance obligations based on stand-alone selling prices for software licenses, cost plus applicable margin for services and established pricing for maintenance.  The initial sale of our software products generally requires significant production, modification, or customization, such that the delivery of the software license and related professional services required to implement the software represent one combined performance obligation that is satisfied over time based on hours worked (hours-based method). We are using hours worked on the project, compared against expected hours to complete the project, as the measure to determine progress toward completion as we believe it is the most appropriate metric to measure such progress. The software and services fees are generally fixed fees billed to our customers on a milestone or date basis.

The determination of the performance obligations and allocation of value for software license arrangements require significant judgment.  We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license fees and maintenance, and cost-plus margins for services. Additionally, our use of an hours-based method of accounting for software license and other professional services performance obligations that are satisfied over time requires estimates of total project revenue and costs, along with the expected hours necessary to complete a project. Changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of this method of revenue recognition as we are exposed to business risks in completing these types of performance obligations. The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity. The judgments and estimates made for these types of obligations could: (i) have a significant effect on revenue recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. To mitigate the inherent risks in using this hours-based method, we track our current hours expended against our estimates on a periodic basis and continually reevaluate the appropriateness of our estimates.

In certain instances, we sell software license volume upgrades, which provide our customers the right to use our software to process higher transaction volume levels. In these instances, we analyze the contract to determine if the volume upgrade is a separate performance obligation and if so, we recognize the value associated with the software license as revenue on the effective date of the volume upgrade.

A portion of our professional services revenue is contracted separately (e.g., business consulting services, etc.). Such contracts can either be on a fixed-price or time-and-materials basis.  Revenue from fixed-price professional service contracts is recognized using an estimated hours-based method, as these professional services represent a performance obligation that is satisfied over time.  Revenue from professional services contracts billed on a time-and-materials basis is recognized as the services are performed.

Maintenance

Our maintenance revenue relates primarily to support of our software once it has been implemented and placed in service.  Maintenance revenue is recognized ratably over the software maintenance period as services are provided. Our maintenance consists primarily of customer and product support, technical updates (e.g., bug fixes, etc.), and unspecified upgrades or enhancements to our software products. If specified upgrades or enhancements are offered in a contract, which are rare, they are accounted for as a separate performance obligation. Maintenance may be invoiced to our customers on a monthly, quarterly, or annual basis.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2020, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $1 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 90% of this amount by the end of 2023, with the remaining amount recognized by the end of 2028. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our cloud and related solution customer contracts that includes variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2021 through 2028.

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for 2020, 2019, and 2018 was as follows (in thousands):

	2020	2019	2018
Revenue:
Cloud and related solutions	$880,822	$896,164	$766,377
Software and services	63,239	52,364	58,101
Maintenance	46,472	48,282	50,581
Total revenue	$990,533	$996,810	$875,059

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for 2020, 2019, and 2018, as a percentage of our total revenue, was as follows:

	2020	2019	2018
Americas (principally the U.S.)	86%	87%	85%
Europe, Middle East and Africa (principally Europe)	10%	9%	10%
Asia Pacific	4%	4%	5%
Total revenue	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in markets including financial services, healthcare, media and entertainment companies, and government entities.  Revenue by customer vertical for 2020, 2019, and 2018, as a percentage of our total revenue, was as follows:

	2020	2019	2018
Broadband/Cable/Satellite	58%	58%	64%
Telecommunications	19%	19%	21%
Other	23%	23%	15%
Total revenue	100%	100%	100%

Billed and Unbilled Accounts Receivable. Billed accounts receivable represents our unconditional rights to consideration. Once invoiced, our payment terms are generally between 30-60 days.  We rarely have contracts with financing arrangements. Unbilled accounts receivable represents our rights to consideration for work completed but not billed.  Unbilled accounts receivable is transferred to billed accounts receivable when the rights become unconditional which is generally at the time of invoicing.

The following table rolls forward our unbilled accounts receivable from January 1, 2019 to December 31, 2020 (in thousands):

Unbilled Receivables
Beginning Balance, January 1, 2019	$37,227
Recognized during the period	252,445
Reclassified to receivables	(255,983)
Other	(239)
Ending Balance, December 31, 2019	33,450
Recognized during the period	248,574
Reclassified to receivables	(244,574)
Other	335
Ending Balance, December 31, 2020	$37,785

Deferred Revenue.  Deferred revenue represents consideration received from customers in advance of services being performed.

The following table rolls forward our deferred revenue from January 1, 2019 to December 31, 2020 (in thousands):

Deferred Revenue
Beginning Balance, January 1, 2019	$(57,763)
Revenue recognized that was included in deferred revenue at the beginning of the period	39,352
Consideration received in advance of services performed net of revenue recognized in the current period	(44,051)
Other	(1,184)
Ending Balance, December 31, 2019	(63,646)
Revenue recognized that was included in deferred revenue at the beginning of the period	40,811
Consideration received in advance of services performed net of revenue recognized in the current period	(46,719)
Other	(78)
Ending Balance, December 31, 2020	$(69,632)

Postage.  We pass through to our customers the cost of postage that is incurred on behalf of those customers, and typically require an advance payment on expected postage costs. These advance payments are included in customer deposits in the accompanying Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements for those customers where we require advance deposits and include the net amount (which is not material) in cloud and related solutions revenue.

Cash and Cash Equivalents.  We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2020 and 2019, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of December 31, 2020 and 2019, we had $1.7 million and $2.7 million, respectively, of restricted cash that serves to collateralize guarantees and outstanding letters of credit. This restricted cash is included in cash and cash equivalents in our Balance Sheets.

Short-term Investments and Other Financial Instruments.  Our financial instruments as of December 31, 2020 and 2019 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of December 31, 2020 and 2019 have contractual maturities of less than two years from the time of acquisition. Our short-term investments at December 31, 2020 and 2019 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments in 2020, 2019, and 2018 were $56.5 million, $52.1 million, and $190.8 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$33,535	$—	$33,535	$4,847	$—	$4,847
Commercial paper	—	15,746	15,746	—	26,964	26,964
Corporate debt securities	—	1,351	1,351	—	—	—
Short-term investments:
Corporate debt securities	—	38,672	38,672	—	22,159	22,159
U.S. government agency bonds	—	4,642	4,642	—	—	—
Asset-backed securities	—	8,284	8,284	—	3,950	3,950
Total	$33,535	$68,695	$102,230	$4,847	$53,073	$57,920

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$126,563	$126,563	$136,875	$136,875
2016 Convertible debt (par value)	230,000	244,663	230,000	262,775

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.  See Note 5 for discussion regarding our debt.

Settlement Assets and Settlement Liabilities.  Settlement assets and settlement liabilities represent cash collected on behalf of merchants via payment processing services which is held for an established holding period until settlement with the merchant. The holding period is generally one to four business days depending on the payment model and contractual terms with the merchant. During the holding period, cash is held in trust with various major financial institutions and a corresponding liability is recorded for the amounts owed to the merchant. At any given time, there may be differences between the cash held in trust and the corresponding liability due to the timing of operating-related cash transfers.

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

We are exposed to credit risk related to settlement assets and risk of loss related to our settlement obligations. We hold our settlement assets in major financial institutions we believe to be of sound financial condition. To mitigate the risk of loss due to non-performance or non-payment by a merchant, we perform credit risk evaluations based on multiple criteria and may require a cash deposit from the merchant depending on their risk profile. If a deposit is required, the cash is held in a segregated bank account for the duration of the relationship with the merchant. These deposits are restricted and are fully offset by corresponding liabilities and are included in other assets and other liabilities in our Balance Sheets.

We generally do not require collateral or other security to support accounts receivable. We evaluate the credit worthiness of our customers in conjunction with our revenue recognition processes, as well as through our ongoing collectability assessment processes for accounts receivable. We maintain an allowance for doubtful accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends, and other information. We use various judgments and estimates in determining the adequacy of the allowance for doubtful accounts receivable. See Note 3 for additional details of our concentration of accounts receivable.

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2020	2019	2018
Balance, beginning of year	$3,735	$3,115	$4,149
Additions to expense	1,481	778	462
Write-offs	(1,532)	(158)	(1,659)
Recoveries	—	—	—
Other	(56)	—	163
Balance, end of year	$3,628	$3,735	$3,115

Property and Equipment.  Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected in our Income Statements separately in the aggregate and is not included in the cost of revenue or the other components of operating expenses..

Software.  We expend substantial amounts on R&D, particularly for new solutions and services, and enhancements of existing solutions and services. For development of software solutions that are to be licensed by us, we expense all costs related to the development of the software until technological feasibility is established. For development of software to be used internally (e.g., cloud-based systems software), we expense all costs prior to the application development stage.

During 2020, 2019, and 2018, we expended $122.8 million, $128.0 million, and $124.0 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2020, 2019, and 2018, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2020 and 2019 Balance Sheets.

Realizability of Long-Lived Assets.  We evaluate our long-lived assets, other than goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. A long-lived asset is impaired if estimated future undiscounted cash flows associated with that asset are insufficient to recover the carrying amount of the long-lived asset. If deemed impaired, the long-lived asset is written down to its estimated fair value.

Goodwill.  We evaluate our goodwill for impairment on an annual basis, as well as we may evaluate our goodwill on a more periodic basis (e.g., quarterly) if events occur or circumstances change that could indicate a potential impairment may have occurred. Goodwill is considered impaired if the carrying value of the reporting unit which includes the goodwill is greater than the estimated fair value of the reporting unit.

Contingencies.  We accrue for a loss contingency when: (i) it is probable that an asset has been impaired, or a liability has been incurred; and (ii) the amount of the loss can be reasonably estimated. The determination of loss contingencies is subject to various judgments and estimates. We do not record the benefit from a gain contingency until the benefit is realized.

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on the face of our Income Statements.

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2020	2019	2018
Basic weighted-average common shares	32,010	32,051	32,488
Dilutive effect of restricted common stock	268	282	218
Dilutive effect of Stock Warrants	—	132	149
Diluted weighted-average common shares	32,278	32,465	32,855

The Convertible Notes have a dilutive effect only in those periods in which our average stock price exceeds the current effective conversion price (see Note 5).

The Stock Warrants have a dilutive effect only in those periods in which our average stock price exceeds the exercise price of $26.68 per warrant (under the treasury stock method) and are not subject to performance vesting conditions (see Note 12).

Potentially dilutive common shares related to unvested restricted stock and Stock Warrants were excluded from the computation of diluted EPS, as the effect was antidilutive, and were not material in any period presented.

Equity Method Investment.  During 2020, we made an additional $1.5 million investment in a payment technology and services company that enables omni-channel digital payments in Latin America.  As of December 31, 2020 and 2019, we held an 15% and 8% noncontrolling interest with a carrying value of $7.9 million and $6.6 million, respectively.

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

Accounting Pronouncement Adopted.  In January 2019, we adopted ASU No. ASU 2016-02, Leases (Topic 842) (“ASC 842”) which required lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than twelve months on its balance sheet.  As we adopted ASC 842 utilizing the effective date method of transition, prior period information in our Financial Statements was not adjusted.  In conjunction with the adoption of ASC 842, we recorded a balance sheet gross up of approximately $80 million, related to the right-of-use assets and lease liabilities, and have included the amortization of the right-of-use-assets in the changes in other current and non-current assets and liabilities and the accretion and payments of lease liabilities in the changes in trade accounts payable and accrued liabilities, respectively, on our Statement of Cash Flows.

Accounting Pronouncement Issued But Not Yet Effective.  In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the related Earnings Per Share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.

3.	Segment Reporting and Significant Concentration

Segment Information.  We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2020, there is one reportable segment.

Significant Customers.  A large percentage of our revenue have been generated from our two largest customers, which are Comcast Corporation (“Comcast”) and Charter Communications, Inc. (“Charter”).

Revenue from these customers represented the following percentages of our total revenue for the following years:

	2020	2019	2018
Comcast	22%	23%	25%
Charter	21%	20%	20%

Solutions and Services.  Our solutions and services help companies around the world monetize and digitally enable the customer experience by accurately capturing, managing, generating, and optimizing the interactions and revenue associated with their customers. We generate a substantial percentage of our revenue from customers utilizing Advanced Convergent Platform (“ACP”), a private cloud-based platform, and related customer communications management solutions (e.g., field force automation, analytics, electronic bill presentment, ACH, etc.) to the North American cable and satellite markets. In addition, a smaller portion of our revenue is generated from our public cloud revenue management and payments solutions serving service providers globally.  Finally, we license certain solutions (e.g., mediation, partner management, rating, and charging) and provide our professional services to implement, configure, and maintain these solutions. These solutions are sometimes provided under a managed service arrangement, where we assume long-term responsibility for delivering our solutions and related operations under a defined scope and specified service levels.

As of December 31, 2020 and 2019, the percentage of net billed accounts receivable balances attributable to these customers were as follows:

	As of December 31,
	2020	2019
Comcast	19%	24%
Charter	20%	24%

We expect to continue to generate a significant percentage of our future revenue from our significant customers.  There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. Should a significant customer: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our solutions and services, or the scope of solutions and services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial position and results of operations.

4.Long-Lived Assets

Property and Equipment.  Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives
	(Years)	2020	2019
Computer equipment	3-6	$87,289	$88,701
Leasehold improvements	5-10	25,442	25,778
Operating equipment	3-8	67,097	59,864
Furniture and fixtures	8	7,004	8,115
		186,832	182,458
Less - accumulated depreciation		(105,073)	(98,029)
Property and equipment, net		$81,759	$84,429

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill.  A rollforward of goodwill for 2019 and 2020 is as follows (in thousands):

January 1, 2019 balance	$255,816
Adjustments related to prior acquisitions	640
Effects of changes in foreign currency exchange rates	2,708
December 31, 2019 balance	259,164
Tekzenit, Inc. acquisition	9,083
Adjustments related to prior acquisitions	(60)
Effects of changes in foreign currency exchange rates	4,135
December 31, 2020 balance	$272,322

See Note 7 for discussion of the Tekzenit, Inc. acquisition.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software.

Acquired Customer Contracts.  As of December 31, 2020 and 2019, the carrying values of our acquired customer contracts were as follows (in thousands):

	December 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired customer contracts	$153,790	$(105,778)	$48,012	$148,872	$(93,767)	$55,105

Acquired customer contracts as of December 31, 2020 include assets acquired in the Tekzenit, Inc. acquisition (see Note 7).

The aggregate amortization related to customer contracts included in our operations for 2020, 2019, and 2018 was as follows (in thousands):

	2020	2019	2018
Acquired customer contracts amortization (1)	$9,963	$10,374	$7,898

(1)

Acquired customer contracts represent assets acquired in our prior business acquisitions.  Acquired customer contracts are amortized over their estimated useful lives ranging from three to twenty years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized, with the amortization expense included as cost of revenue in our Income Statements.

The remaining weighted-average amortization period of the acquired customer contract as of December 31, 2020 was approximately 100 months.  Based on the net carrying value of these acquired customer contracts, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be:  2021 – $7.2 million;  2022 – $7.0 million; 2023 – $5.8 million; 2024 – $5.6 million; and 2025 – $5.6 million.

Software.  Software consists of: (i) software and similar intellectual property rights from various business combinations; and (ii) internal use software.  As of December 31, 2020 and 2019, the carrying values of our software assets were as follows (in thousands):

	2020			2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired software (2)	$75,602	$(70,242)	$5,360	$75,370	$(68,157)	$7,213
Internal use software (3)	90,687	(69,594)	21,093	82,593	(57,280)	25,313
Total software	$166,289	$(139,836)	$26,453	$157,963	$(125,437)	$32,526

The aggregate amortization related to software included in our operations for 2020, 2019, and 2018 was as follows (in thousands):

	2020	2019	2018
Acquired software amortization (2)	$1,853	$2,229	$1,801
Internal use software amortization (3)	13,216	10,641	9,517
Total software amortization	$15,069	$12,870	$11,318

(2)

Acquired software represents software intangible assets acquired in our prior business acquisitions, which are amortized over their estimated useful lives ranging from four to eight years.   The amortization of acquired software is reflected as a cost of revenue in our Income Statements.

(3)

Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of the third-party software licenses.  Internal use software is amortized over its estimated useful life ranging from one to ten years.

The remaining weighted-average amortization period of the software intangible assets as of December 31, 2020 was approximately 36 months.  Based on the net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be:  2021– $11.7 million;  2022 – $7.2 million; 2023 – $4.6 million; 2024 – $1.5 million; and 2025 – $0.9 million.

Customer Contract Costs.  As of December 31, 2020 and 2019, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	December 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contract incentives (4)	$4,626	$(2,320)	$2,306	$4,626	$(1,612)	$3,014
Capitalized costs (5)	70,214	(33,104)	37,110	68,085	(26,482)	41,603
Capitalized commission fees (6)	12,291	(4,469)	7,822	9,561	(3,432)	6,129
Total customer contact costs	$87,131	$(39,893)	$47,238	$82,272	$(31,526)	$50,746

During 2020, we recorded an impairment charge of $10.3 million for the write-off of capitalized customer contract costs related to a discontinued project implementation.  This non-cash impairment charge is primarily included in cost of revenue in our Income Statement.

The aggregate amortization related to our customer contract costs included in our operations for 2020 and 2019 was as follows (in thousands):

	2020	2019	2018
Customer contract incentives amortization (4)	$708	$6,018	$11,052
Capitalized costs amortization (5)	13,803	12,625	10,304
Capitalized commission fees amortization (6)	2,679	2,136	2,025
Total customer contract costs amortization	$17,190	$20,779	$23,381

(4)

Customer contract incentives consist principally of incentives provided to new or existing customers to convert their customer accounts to, or retain their customer’s account on, our outsourced solutions and are amortized ratably over the contract period to include renewal periods, if applicable, which as of December 31, 2020, have termination dates that range from 2023 to 2025.  The amortization of customer contract incentives is reflected as a reduction of revenue in our Income Statements.

(5)

Capitalized costs are related to customer conversion/set-up activities and direct material costs to fulfill long-term cloud-based or managed services arrangements.  These costs are amortized over the contract period, which as of December 31, 2020, range from 2021 to 2028, based on the transfer of goods or services to which the assets relate, and are included in cost of revenue in our Income Statements.

(6)

Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract.  These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2020, range from 2021 to 2026, and are included in selling, general and administrative (“SG&A”) expenses in our Income Statements.  Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less (a practical expedient allowed under ASC 606).

5.	Debt

As of December 31, 2020 and 2019, our long-term debt was as follows (in thousands):

	December 31,	December 31,
	2020	2019
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 1.75% at December 31, 2020 and 3.44% at December 31, 2019)	$126,563	$136,875
Less – deferred financing costs	(1,155)	(1,715)
2018 Term Loan, net of unamortized discounts	125,408	135,160
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
2016 Convertible Notes:
Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(3,021)	(6,004)
Less – deferred financing costs	(1,170)	(2,334)
2016 Convertible Notes, net of unamortized discounts	225,809	221,662
Total debt, net of unamortized discounts	351,217	356,822
Current portion of long-term debt, net of unamortized discounts	(14,063)	(10,313)
Long-term debt, net of unamortized discounts	$337,154	$346,509

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

During the year ended December 31, 2020, we made $10.3 million of principal repayments on our 2018 Credit Agreement. As of December 31, 2020, our interest rate on the 2018 Term Loan is 1.75% (adjusted LIBOR plus 1.50% per annum), effective through March 31, 2021, and our commitment fee on the 2018 Revolver is 0.20%.  As of December 31, 2020, we had no borrowings outstanding on our 2018 Revolver and had the entire $200 million available to us.

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

The 2016 Convertible Notes will be convertible at the option of the note holders upon the satisfaction of specified conditions and during certain periods. During the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 and on or after December 15, 2035, holders may convert all or any portion of their 2016 Convertible Notes at the conversion rate then in effect at any time regardless of these conditions. For the 2016 Convertible Notes presented during this time frame, the settlement amount will be equal to the sum of the daily settlement amounts for each of the following 40 consecutive trading days during the related observation period.

Under the terms of the 2016 Convertible Notes, we will adjust the conversion rate for any quarterly dividends exceeding $0.185 per share.  As of December 31, 2020, the conversion rate was 17.6656 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.61 per share of our common stock.  As of December 31, 2010, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

We will settle conversions of the 2016 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election. It is our current intent and policy to settle our conversion obligations as follows: (i) pay cash for 100% of the par value of the 2016 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof.  As of December 31, 2020, the value of our conversion obligation did not exceed the par value of the 2016 Convertible Notes.

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

Estimated Maturities on Long-Term Debt.

  As of December 31, 2020, the maturities of our long-term debt, based upon: (i) the mandatory repayment schedule for the 2018 Term Loan; and (ii) the first initial settlement date of the 2016 Convertible Notes, was as follows (in thousands):

	2021	2022	2023	Total
2018 Term Loan	$14,062	$15,000	$97,500	$126,562
2016 Convertible Notes	—	230,000	—	230,000
Total long-term debt repayments	$14,062	$245,000	$97,500	$356,562

Deferred Financing Costs.  As of December 31, 2020, net deferred financing costs related to the 2018 Credit Agreement were $1.2 million and are being amortized to interest expense over the related term of the 2018 Credit Agreement (through March 2023).  As of December 31, 2020, net deferred financing costs related to the 2016 Convertible Notes were $1.2 million, and are being amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes can be put back to us by the holders.  The net deferred financing costs are presented as a reduction from the carrying amount of the corresponding debt liability in our Balance Sheets.  Interest expense for 2020, 2019, and 2018 includes amortization of deferred financing costs of $1.9 million, $1.8 million, and $1.9 million, respectively.  The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on the revolving loan facility, for 2020, 2019, and 2018, was approximately 5%, 6%, and 5%, respectively.
6.	Leases

We have operating leases for:  (i) real estate which include both office space and statement production and mailing facilities; (ii) our outsourced data center environment, as discussed further in Note 11; and (iii) operating equipment.  Our leases have remaining terms of up to ten years, some of which include options to extend the leases for up to an additional ten years.  For leases commencing prior to 2019, we used the noncancelable term to calculate the related right-of-use asset and corresponding lease liability.  The exercise of lease renewal options is at our sole discretion.  Additionally, certain of our leases include payments that are adjusted periodically for inflation.

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

We sublease certain of our leased real estate to third parties.  These subleases have remaining lease terms of up to three years and certain subleases have renewal terms that can extend the lease for up to an additional two years.

The components of lease expense were as follows (in thousands):

	2020	2019
Operating lease expense	$26,360	$24,670
Variable lease expense	4,518	4,647
Short-term lease expense	625	583
Sublease income	(2,066)	(1,710)
Total net lease expense	$29,437	$28,190

Other information related to leases was as follows (in thousands, except term and discount rate):

	2020	2019
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$21,130	$24,006
Right-of-use assets obtained in exchange for new operating lease liabilities	37,987	33,782
Weighted-average remaining lease term - operating leases	69 months	59 months
Weighted-average discount rate - operating leases	3.62%	4.32%

Future minimum lease payments under non-cancelable leases as of December 31, 2020 were as follows (in thousands):

2021	$26,013
2022	25,037
2023	23,022
2024	21,827
2025	16,028
Thereafter	19,292
Total future minimum lease payments (1)	131,219
Less: Interest (2)	(12,642)
Total	$118,577

Current operating lease liabilities	$22,651
Non-current operating lease liabilities	95,926
Total	$118,577

(1)	For leases commencing prior to 2019, minimum lease payments exclude payments for real estate taxes and non-lease components.
(2)	We use our functional currency adjusted incremental borrowing rate for the discount rate.

Total lease expense for 2018 was $19.0 million.
7.	Acquisitions

Forte Payment Systems, Inc.  On October 1, 2018, we acquired Forte for a purchase price of approximately $93 million (approximately $85 million, excluding cash acquired), of which approximately $13 million of the purchase price was initially held back subject to certain tax filings, and then paid in July 2019.  Forte was a leading provider of advanced payment solutions.  The acquisition accelerated our ability to offer a comprehensive suite of next generation payment solutions that enables service providers to provide a differentiated customer experience while also strengthening our position in the revenue management and payment sector and allowed us to grow our footprint into new verticals.  The purchase agreement also includes provisions for $18.8 million of potential future earn-out payments over a four-year measurement period.  In December 2020, CSG amended the term of the earn-out provisions to extend the measurement period an additional year through September 30, 2023.  The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and is being accounted for as post-acquisition compensation.  No changes were made to the performance-based goals as a result of the extension.  As of December 31, 2020, we have accrued $2.4 million related to the potential earn-out payments.

Tekzenit, Inc.  On January 2, 2020, we acquired Tekzenit Inc. (“Tekzenit”) for a purchase price of approximately $10 million.  This acquisition will allow us to accelerate our go-to-market approach serving customers who are focused on improving their customers’ experience while transforming their business.  The purchase agreement includes provisions for additional purchase price (“Provisional Purchase Price”) payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria.  Of the Provisional Purchase Price amount, $6 million is considered contingent purchase price payments, of which $1.5 million was accrued upon acquisition. The remaining $4 million is tied to certain financial and sales criteria over a defined service period by the eligible recipients and is therefore accounted for as post-acquisition compensation.  As of December 31, 2020, we have not accrued any amounts related to the post-acquisition compensation payments due to the uncertainty of payment.

As of December 31, 2020, the purchase accounting for the Tekzenit acquisition was complete.  We recorded goodwill of $9.1 million and acquired customer contracts of $2.9 million and liabilities assumed primarily include the contingent purchase price liabilities of $1.5 million.

8.	Restructuring and Reorganization Charges

Restructuring and reorganization charges are expenses that generally result from cost reduction initiatives and/or significant changes to our business, to include such things as involuntary employee terminations, changes in management structure or skillset, divestitures of businesses, facility consolidations and abandonments, impairment of acquired intangible assets, and fundamental reorganizations impacting operational focus and direction.  The following are the key restructuring and reorganizational activities we incurred over the last three years that have impacted our results from operations:

During 2020 we implemented the following restructuring activities:

•

We reduced our workforce by approximately 80 employees, primarily in North America, as a result of organizational changes and efficiencies.  As a result, we incurred restructuring charges related to involuntary terminations of $4.2 million

During 2019 we implemented the following restructuring activities:

•

We reduced our workforce by approximately 70 employees, primarily in North America, as a result of organizational changes and efficiencies.  As a result, we incurred restructuring charges related to involuntary terminations of $2.5 million.

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

The activities discussed above resulted in total charges for 2020, 2019, and 2018 of $5.3 million, $4.8 million, and $8.7 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2020, 2019, and 2018 is as follows (in thousands):

			Disposition of
	Termination	Facilities	Business
	Benefits	Abandonment	Operations	Other	Total
January 1, 2018, balance	$1,116	$3,032	$—	$—	$4,148
Charged to expense during period	6,555	1,981	(2,330)	2,455	8,661
Cash payments	(6,744)	(2,625)	—	—	(9,369)
Adjustment for asset impairment	—	—	—	(1,851)	(1,851)
Other	475	546	2,330	(604)	2,747
December 31, 2018, balance	1,402	2,934	—	—	4,336
Charged to expense during period	2,499	—	—	2,335	4,834
Cash payments	(3,551)	—	—	(1,987)	(5,538)
Adjustment for asset impairment	—	—	—	(438)	(438)
Adjustment for adoption of ASC 842 (1)	—	(2,934)	—	—	(2,934)
Other	472	—	—	90	562
December 31, 2019, balance	822	—	—	—	822
Charged to expense during period	4,152	—	—	1,176	5,328
Cash payments	(4,042)	—	—	(504)	(4,546)
Adjustment for asset impairment	—	—	—	(672)	(672)
Other	1	—	—	—	1
December 31, 2020, balance	$933	$—	$—	$—	$933
(1)	With the adoption of ASC 842 on January 1, 2019, the facilities abandonment liabilities of $2.9 million were offset against our initial lease right-of-use assets on our Balance Sheet.

As of December 31, 2020, $0.9 million of the business restructuring and reorganization reserves were included in current liabilities.

9.	Income Taxes

Income Tax Provision.  The components of net income before income taxes are as follows (in thousands):

	2020	2019	2018
Domestic	$77,721	$93,510	$80,234
India	6,245	4,769	2,173
Foreign Other	1,390	7,444	4,580
Total	$85,356	$105,723	$86,987

The income tax provision consists of the following (in thousands):

	2020	2019	2018
Current:
Federal	$17,760	$16,616	$7,814
State	5,373	2,910	4,589
India	1,788	1,004	757
Foreign Other	2,990	2,515	2,784
	27,911	23,045	15,944
Deferred:
Federal	(497)	(1,943)	4,584
State	(1,031)	624	(619)
India	(387)	36	(152)
Foreign Other	649	1,191	1,100
	(1,266)	(92)	4,913
Total income tax provision	$26,645	$22,953	$20,857

The effective tax rate in India of 22.4%, 21.8% and 27.8% in 2020, 2019 and 2018 respectively, differs from the statutory rate of approximately 29% due primarily to certain operations occurring within a Special Economic Zone (“SEZ”). Under the terms of SEZ, CSG qualifies for a reduced income tax rate on operations within the SEZ for a period of up to 10 years, beginning in 2018.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax is summarized as follows (in thousands):

	2020	2019	2018
Provision at Federal rate of 21%	$17,925	$22,202	$18,267
State income taxes, net of Federal impact	3,430	2,792	2,985
Research and experimentation credits	(2,705)	(3,314)	(4,040)
Stock award vesting	(540)	(3,661)	(1,513)
Tax uncertainties	(403)	(56)	(122)
Section 199 manufacturing deduction	—	—	168
Section 162(m) compensation limitation	4,494	978	951
Foreign rate differential	462	930	1,238
Valuation allowance for deferred tax assets	1,002	(495)	(177)
Withholding Tax	2,572	2,408	2,070
Other impact of foreign operations	621	227	685
Statutory rate change	71	(10)	(87)
Other	(284)	952	432
Total income tax provision	$26,645	$22,953	$20,857

We have undistributed earnings of approximately $52 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings, therefore, a provision has not been made for foreign withholding taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

Deferred Income Taxes. Net deferred income tax assets as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred income tax assets	$59,895	$71,343
Deferred income tax liabilities	(33,099)	(48,411)
Valuation allowance	(21,700)	(19,916)
Net deferred income tax assets	$5,096	$3,016

The components of our net deferred income tax assets (liabilities) as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Net deferred income tax assets:
Accrued expenses and reserves	$12,587	$8,810
Stock-based compensation	3,285	4,844
Software	(1,532)	(1,556)
Client contracts and related intangibles	(5,199)	(7,771)
Goodwill	(9,109)	(7,431)
Net operating loss carryforwards	26,893	25,989
Property and equipment	(8,816)	(4,410)
Deferred revenue	4,020	1,307
State Taxes	1,804	1,387
Contingent payments	(1,017)	(1,710)
Foreign exchange gain/loss	1,406	1,340
Operating lease right-of-use assets and lease liabilities	1,962	1,611
Other	512	522
Total deferred income tax assets	26,796	22,932
Less: valuation allowance	(21,700)	$(19,916)
Net deferred income tax assets	$5,096	$3,016

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established.  As of December 31, 2020, we believe we will generate sufficient taxable income in the future such that we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established.  As of December 31, 2020, we have deferred income tax assets net of federal benefit related to state and foreign income tax jurisdictions of $4.0 million and $29.7 million, respectively, and have established valuation allowances against those state and foreign income tax deferred income tax assets of $2.1 million and $19.6 million, respectively.

As of December 31, 2020 and 2019, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $24 million and $29 million, respectively, which will begin to expire in 2024 and can be utilized through 2030.  The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired businesses. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.  In addition, as of December 31, 2020 and 2019, we have: (i) state NOL carryforwards of approximately $49 million and $51 million, respectively, which will expire beginning in 2021 and end in 2045; and (ii) foreign subsidiary NOL carryforwards of approximately $107 million and $96 million, respectively, which will expire beginning in 2034, with a portion of the losses available over an indefinite period of time.

Accounting for Uncertainty in Income Taxes. We are required to estimate our income tax liability in each jurisdiction in which we operate, including U.S. Federal, state, and foreign income tax jurisdictions. Various judgments and estimates are required in evaluating our tax positions and determining our provisions for income taxes.  There are certain transactions and calculations for which the ultimate income tax determination may be uncertain.  In addition, we may be subject to examination of our income tax returns by various foreign, federal, state, or local tax authorities, which could result in adverse outcomes.  For these reasons, we establish a liability associated with unrecognized tax benefits based on estimates of whether additional taxes and interest may be due.  This liability is adjusted based upon changing facts and circumstances, such as the closing of a tax audit, the expiration of a statute of limitations or the refinement of an estimate.

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Balance, beginning of year	$1,540	$1,668	$1,915
Purchase accounting adjustment related to acquisitions	160	—	—
Lapse of statute of limitations	(313)	(420)	(226)
Additions for tax positions of prior years	111	322	85
Reductions for tax positions of prior years	(105)	(30)	(106)
Balance, end of year	$1,393	$1,540	$1,668

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements.  In addition to the $1.4 million, $1.5 million, and $1.7 million of liability for unrecognized tax benefits as of December 31, 2020, 2019, and 2018, we had $0.6 million, for each period, of income tax-related accrued interest, net of any federal benefit of deduction.  If recognized, the $1.4 million of unrecognized tax benefits as of December 31, 2020, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions.  The U.S., U.K., India, and Australia are the primary taxing jurisdictions in which we operate.  The years open for audit vary depending on the taxing jurisdiction. We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $0.3 million over the next twelve months due to completion of audits and the expiration of statute of limitations.
10.	Employee Retirement Benefit Plans

We sponsor a defined contribution plan covering substantially all of our U.S.-based employees. Participants may contribute up to 100% of their eligible pay, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, non-elective employer contributions to the plan.  All contributions are subject to certain IRS limitations.  The expense related to these contributions for 2020, 2019, and 2018 was $12.1 million, $11.3 million, and $12.8 million, respectively.  We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2020, 2019, and 2018 were $4.8 million, $4.1 million, and $4.5 million, respectively.

11.	Commitments, Guarantees and Contingencies

Service Agreements.  We have an agreement with Ensono, Inc. (“Ensono”) to provide us outsourced computing services through September 30, 2025.  We outsource the computer processing and related services required for the operation of our ACP solutions.  Our ACP proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally.  Our customers are connected to the outsourced data center environment through a combination of private and commercially provided networks.  Our ACP cloud-based solutions are generally considered to be mission critical customer management systems by our customers. As a result, we are highly dependent upon Ensono for system availability, security, and response time.

Guarantees.  In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit.  At December 31, 2020, we had $3.7 million of restricted assets used to collateralize these guarantees, with $1.7 million included in cash and cash equivalents and $2.0 million included in other non-current assets. We have bid bonds and performance guarantees in form of surety bonds issued through a third-party of $1.5 million that were not required to be recorded on our Consolidated Balance Sheet.  We are ultimately liable for claims that may occur against these guarantees.  We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements.  We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements.

Additionally, we have money transmitter bonds issued through a third-party for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.  At December 31, 2020, we had total aggregate money transmitter bonds of approximately $14 million outstanding.

Warranties.  We generally warrant that our solutions and related offerings will conform to published specifications, or to specifications provided in an individual customer arrangement, as applicable.  The typical warranty period is 90 days from delivery of the solution or offering.  For certain service offerings we provide a limited warranty for the duration of the services provided.  We generally warrant that services will be performed in a professional and workmanlike manner.  The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, we will accept the return of the defective deliverable and refund the amount paid under the customer arrangement that is allocable to the defective deliverable.  Our contracts also generally contain limitation of damages provisions in an effort to reduce our exposure to monetary damages arising from breach of warranty claims.  Historically, we have incurred minimal warranty costs, and as a result, do not maintain a warranty reserve.

Solution and Services Indemnifications.  Our arrangements with our customers generally include an indemnification provision that will indemnify and defend a customer in actions brought against the customer that claim our products and/or services infringe upon a copyright, trade secret, or valid patent.  Historically, we have not incurred any significant costs related to such indemnification claims, and as a result, do not maintain a reserve for such exposure.

Claims for Company Non-performance.  Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach.  From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements.  The service level performance requirements typically relate to system availability and timeliness of service delivery.  As of December 31, 2020, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2020.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings.  From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.
12.	Stockholders’ Equity

Stock Repurchase Program.  We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During 2020, 2019, and 2018, we repurchased 624,000 shares of our common stock for $26.3 million (weighted–average price of $42.13 per share), 576,000 shares of our common stock for $25.5 million (weighted-average price of $44.17 per share), and 704,000 shares of our common stock for $27.6 million (weighted-average price of $39.23 per share), respectively, under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.

As of December 31, 2020, the remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.3 million shares.

Stock Repurchases for Tax Withholdings.  In addition to the above-mentioned stock repurchases, during 2020, 2019, and 2018, we repurchased and then cancelled approximately 254,000 shares, 117,000 shares, and 159,000 shares for $11.9 million, $5.1 million, and $7.4 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend.  During 2020, 2019, and 2018 our Board approved total cash dividends of $0.94 per share, $0.89 per share, and $0.84 per share of common stock, totaling $30.9 million, $29.4 million, and $28.1 million, respectively.

Warrants.  In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast Corporation (“Comcast), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto our ACP cloud-based solutions based on various milestones.   The Stock Warrants have a ten-year term and an exercise price of $26.68 per warrant.

Of the total Stock Warrants issued, 1.9 million Stock Warrants have vested and been exercised. Comcast exercised their remaining 0.4 million vested Stock Warrants in December 2019, which we net cash settled under the provision of the Warrant Agreement. The fair value of the Stock Warrants were $24.6 million (weighted-average price of $56.12 per share), resulting in a net cash settlement of $12.9 million. The difference between the net cash settlement and the $9.1 million carrying value of the Stock Warrants was recorded as an adjustment to additional paid-in capital.

As of December 31, 2020, 1.0 million Stock Warrants remain issued, none of which were vested.  The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.

13.	Equity Compensation Plans

Stock Incentive Plan.  In May 2020, our stockholders approved an increase of 3.6 million shares authorized for issuances under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”), from 21.4 million shares to 25.0 million shares.  Shares reserved under the 2005 Plan can be granted to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards.  Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award, or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award.  As of December 31, 2020, 5.8 million shares were available for issuance, with 5.5 million shares available for grant.

Restricted Stock.  We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Restricted stock awards are granted at no cost to the recipient.  Historically, our restricted stock awards have vested annually primarily over two to four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (or “Time-Based Awards”).  Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our company. Certain Time-Based Awards become fully vested (i.e., vesting accelerates) upon a change in control, as defined, and the subsequent involuntary termination of employment, or death.  The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

We also issue restricted stock shares to key members of management that vest upon meeting pre-established financial performance objectives (“Performance-Based Awards”).  The structure of the performance goals for the Performance-Based Awards has been approved by our stockholders. Certain Performance-Based Awards become fully vested (i.e., vesting accelerates) upon a change in control, as defined, and the subsequent involuntary termination of employment.  The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over a two-year performance period.

During 2020, market-based awards for 0.1 million restricted common stock shares were granted to certain members of executive management which vest upon meeting pre-established share price targets over a four-year period ("Market-Based Awards"). The Market-Based Awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment. The fair value of the Market-Based Awards (determined using a Monte Carlo valuation method), is charged to expense over the estimated service period for each separately vesting portion of the award as if the award is, in-substance, multiple awards.

A summary of our unvested restricted stock activity during 2020 is as follows (shares in thousands):

	2020
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,117	$42.60
Awards granted	695	40.86
Awards forfeited/cancelled	(64)	40.53
Awards vested	(707)	43.15
Unvested awards, ending	1,041	$41.31

The weighted-average grant date fair value per share of restricted stock shares granted during 2020, 2019, and 2018 was $40.86, $41.69, and $45.57, respectively.  The total market value of restricted stock shares vesting during 2020, 2019, and 2018 was $32.8 million, $17.0 million, and $22.7 million, respectively.

1996 Employee Stock Purchase Plan.  As of December 31, 2020, we have an employee stock purchase plan whereby 1.7 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions.  The price for shares purchased under the plan is 85% of market value on the last day of the purchase period.  Purchases are made at the end of each month. During 2020, 2019, and 2018, 68,552 shares, 54,949 shares, and 68,902 shares, respectively, were purchased under the plan for $2.5 million ($32.20 to $42.35 per share), $2.3 million ($30.76 to $48.99 per share), and $2.4 million ($27.00 to $39.68 per share), respectively.  As of December 31, 2020, 153,708 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense.  We recorded stock-based compensation expense of $25.2 million, $19.9 million, and $19.4 million, respectively, for 2020, 2019, and 2018.  As of December 31, 2020, there was $26.8 million of total compensation cost related to unvested awards not yet recognized. This amount, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.3 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2020, 2019, and 2018, of $5.8 million, $4.3 million, and $4.4 million, respectively.  The actual income tax benefit realized for the tax deductions from the vesting of restricted stock for 2020, 2019, and 2018, totaled $4.0 million, $3.9 million, and $5.3 million, respectively.

Modifications to Stock-Based Awards.  In August 2020, we entered into a Separation Agreement (the “Separation Agreement”), with our then-current President and Chief Executive Officer (“CEO”) which included a provision that accelerated the vesting of approximately 198,000 shares of unvested restricted stock on December 30, 2020.  This modification resulted in a reversal of stock-based compensation expense in the third quarter of 2020 of $2.7 million. The fair value of the modified award of $8.4 million was recognized ratably from the date of modification through the resignation date, all of which was recognized in 2020.

14.	Unaudited Quarterly Financial Data

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2020:
Total revenue (1)	$245,617	$240,321	$244,108	$260,487
Total cost of revenue (exclusive of depreciation)	131,206	138,153	131,073	135,165
Operating income (1)(2)(3)(4)	33,159	19,775	28,947	23,675
Income before income taxes (1)(2)(3)(4)	28,676	14,250	22,742	19,688
Income tax provision (5)	(7,162)	(3,884)	(9,176)	(6,423)
Net income (1)(2)(3)(4)(5)	21,514	10,366	13,566	13,265
Basic earnings per common share (1)(2)(3)(4)(5)	$0.67	$0.32	$0.42	$0.42
Diluted earnings per common share (1)(2)(3)(4)(5)	0.66	0.32	0.42	0.41

2019:
Total revenue	$244,793	$245,856	$251,414	$254,747
Total cost of revenue (exclusive of depreciation)	128,963	132,234	132,054	131,871
Operating income (2)	32,093	30,338	33,420	30,258
Income before income taxes (2)	25,851	26,837	28,821	24,214
Income tax provision (5)	(6,600)	(7,458)	(7,262)	(1,633)
Net income (2)(5)	19,251	19,379	21,559	22,581
Basic earnings per common share (2)(5)	$0.60	$0.60	$0.67	$0.71
Diluted earnings per common share (2)(5)	0.59	0.60	0.66	0.70

(1)

During the second quarter of 2020, we began to experience extended sales and implementation cycles and processing volume reductions resulting from the economic slowdown caused by the COVID-19 pandemic.  However, we had sequential quarterly growth in both the third and fourth quarters of 2020 reflecting a stabilization of these sales and implementation cycles and a rebound in processing volumes.

(2)

During the first, second, third, and fourth quarters of 2020 we incurred restructuring and reorganization charges of $1.0 million, $2.5 million, $0.8 million, and $1.0 million, respectively, or $0.02, $0.06, $0.02, and $0.02 per diluted share.

During the second, third, and fourth quarters of 2019 we incurred restructuring and reorganization charges of $1.8 million, $1.3 million, and $1.6 million, respectively, or $0.04, $0.03, and $0.04 per diluted share.

See Note 8 for further discussion of our restructuring and reorganization activities.

(3)	During the second quarter of 2020 we wrote-off approximately $10 million of deferred contract costs resulting from the discontinuance of a project implementation (see Note 4).
(4)

During the third and fourth quarters of 2020, we incurred executive transition costs of $1.8 and $11.2 million, respectively, or $0.03 and $0.23 per diluted share, related to the planned departure of our then-current CEO under terms of his separation agreement.  These costs relate to compensation, benefits, and other payments pursuant to the terms of his employment agreement and accelerated vesting of unvested restricted stock awards that were recognized over his remaining service term (see Note 13).

(5)

Fluctuations in our effective income tax rate between quarters generally relates to the accounting for discrete income tax items in any given quarter, and revisions of estimates for certain income tax components during the year.

For 2020:  Our effective income tax rates for the first, second, third, and fourth quarters were 25%, 27%, 40%, and 33%, respectively.  The third and fourth quarter effective income tax rates were primarily impacted negatively by the disallowance of compensation relating to the executive transition costs.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020.  KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2021 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference.  Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11.	Executive Compensation

See the Proxy Statement for our 2021 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2021 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2021 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

See the Proxy Statement for our 2021 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

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

4.90 (57)	Description of Capital Stock

10.02 (13)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04 (59)	CSG Systems International, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended on May 21, 2020

10.05 (13)	CSG Systems International, Inc. Performance Bonus Program, as amended on August 14, 2007

10.06 (5)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15 (9)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (4)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.22* (21)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22A* (22)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22B* (23)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22C* (23)	Third Amendment to the Restated and Amended CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22D* (23)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22E* (24)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22F* (24)	Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22G* (24)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22H* (25)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22I* (29)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22J* (29)	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22K* (30)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22L* (30)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22M* (30)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22N* (31)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22O* (31)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22P* (32)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Q* (33)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22R* (35)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22S* (35)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22T*(39)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22U* (39)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22V* (41)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.22W* (41)	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22X* (44)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22Y* (44)	Common Stock Purchase Warrant between CSG Systems International, Inc. and Comcast Alpha Holdings, Inc., dated January 3, 2017

10.22Z* (45)	Twenty-Sixth Amendment to the CSG Master Subscriber Master Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AA* (46)	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AB* (46)	Twenty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AC* (46)	Twenty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AD* (46)	Twenty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AE* (46)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AF* (46)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AG* (47)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AH* (51)	Thirty-third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AI* (51)	Thirty-fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AJ* (52)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and Comcast Cable Communications Management, LLC

10.22AK* (54)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AL* (54)	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AM* (54)	Thirty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AN* (55)	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AO* (55)	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.22AP* (56)	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.23* (8)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23A* (9)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23B* (11)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23C* (12)	Tenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network, L.L.C.

10.23D* (14)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23E* (14)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23F* (14)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23G* (14)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23H* (15)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23I* (18)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23J* (17)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23K* (17)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23L* (16)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23M* (17)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23N* (16)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23O* (18)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23P* (18)	Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23Q* (18)	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23R* (19)	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23S* (19)	Twenty-Sixth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description
10.23T* (20)	Twenty-Seventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23U* (20)	Twenty-Eighth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23V* (20)	Twenty-Ninth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23W* (20)	Thirtieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and DISH Network L.L.C.

10.23X* (22)	Thirty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Y* (22)	Thirty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23Z* (22)	Thirty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AA* (22)	Thirty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AB* (23)	Thirty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AC* (23)	Thirty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AD* (24)	Thirty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AE* (24)	Thirty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AF* (26)	Fortieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AG* (26)	Forty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AH* (29)	Forty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AI* (29)	Forty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AJ* (29)	Forty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AK* (29)	Forty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AL* (29)	Forty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

Exhibit Number	Description
10.23AM* (30)	Forty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AN* (32)	Forty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AO* (33)	Forty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AP* (33)	Fiftieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AQ (39)	Fifty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AR* (42)	Fifty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AS* (42)	Fifty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AT* (42)	Fifty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AU* (44)	Fifty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AV* (44)	Fifty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network L.L.C.

10.23AW* (46)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AX* (47)	Sixtieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AY* (47)	Sixty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23AZ* (48)	Fifty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BA* (48)	Sixty-Second Amendment to Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BB* (48)	Sixty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and DISH Network, L.L.C.

10.23BC* (52)	Sixty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BD (53)	Sixty-Fourth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BE (53)	Sixty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BF (53)	Sixty-Seventh Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

Exhibit Number	Description
10.23BG (53)	Sixty-Eighth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.23BH (53)	Seventieth Amendment to Master Subscriber Management System Agreement between CSG System, Inc. and DISH Network, L.L.C.

10.24* (7)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable dated March 13, 2003

10.24A* (7)	ComTec Processing and Production Services Agreement

10.24B* (7)	Second Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24C* (11)	Forty-Ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24D* (14)	Third Amendment to the Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24E* (14)	Fifty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24F* (14)	Fifty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24G* (18)	Fifty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24H* (18)	Sixty-First Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24I* (19)	Fifty-Sixth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24J* (19)	Sixty-Third Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24K* (19)	Sixty-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24L* (20)	Forty-Eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24M* (20)	Fifty-Ninth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24N* (20)	Sixty-Seventh Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24O* (20)	Sixty-Eighth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24P (20)	Second Amendment to Affiliate Addendum (Corporate National Sales Division)

10.24P* (21)	Sixtieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Q (20)	Fourth Amendment to Affiliate Addendum Carolina Region

Exhibit Number	Description
10.24Q* (21)	Seventieth Amendment to the CSG Master Subscriber Management Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24R (21)	First Amendment to Affiliate Addendum Media Sales Division between CSG Systems, Inc. and Time Warner Cable Inc.

10.24S* (22)	Sixty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24T* (23)	Seventy-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24U* (23)	Seventy-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24V* (24)	Fifty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24W* (24)	Seventy-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24X* (24)	Seventy-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Y* (24)	Seventy-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24Z* (24)	Eighty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AA* (26)	Seventy-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AB* (26)	Seventy-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AC* (26)	Seventy-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AD* (27)	Eighty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AE* (27)	Eighty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AF* (27)	Eighty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AG* (27)	Eighty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AH* (28)	Amended and Restated Processing and Production Services Agreement entered into between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AI* (29)	Eighty-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AJ* (29)	Eighty-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

Exhibit Number	Description
10.24AK* (29)	Eighty-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AL* (29)	Ninetieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AM* (29)	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AN* (30)	Eighty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AO* (30)	First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AP* (31)	Ninety-Fifth Amendment of the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AQ* (31)	Second Amendment to the Amended and Restated Processing and Production Services Agreement Between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AR* (32)	Ninety-Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AS* (32)	Ninety-Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AT* (33)	Third Amendment to the Amended and Restated Processing and Production Services Agreement between CSG Systems, Inc. and Time Warner Cable Enterprises LLC

10.24AU* (33)	Ninety-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AV* (33)	Ninety-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AW* (35)	Ninety-Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AX* (35)	One Hundredth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AY* (35)	One Hundred First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24AZ* (36)	One Hundred Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BA* (39)	One Hundred Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BB* (41)	One Hundred Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BC* (41)	One Hundred Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BD* (42)	One Hundred Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.24BE* (42)	One Hundred Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Time Warner Cable Inc.

10.24BF* (42)	One Hundred Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BG* (44)	One Hundred Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BH* (44)	One Hundred Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BI* (44)	One Hundred Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BJ* (45)	One Hundred Eleventh Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BK* (45)	One Hundred Fourteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BL* (45)	One Hundred Fifteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BM* (45)	One Hundred Sixteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BN (45)	One Hundred Seventeenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BO* (46)	One Hundred Eighteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BP* (46)	One Hundred Nineteenth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BQ (46)	One Hundred Twentieth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BR (46)	One Hundred Twenty-First Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BS* (46)	One Hundred Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BT (46)	One Hundred Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.24BU* (46)	One Hundred Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement Between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25* (41)	Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25A* (41)	First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25B* (41)	Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25C* (41)	Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25D* (41)	Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25E* (41)	Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25F* (41)	Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25G* (41)	Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25H* (41)	Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25I* (41)	Tenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25J* (41)	Eleventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25K* (41)	Twelfth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25L* (41)	Thirteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25M* (41)	Fourteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25N* (41)	Fifteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25O (41)	Sixteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25P* (41)	Seventeenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Q* (41)	Eighteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25R* (41)	Nineteenth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25S* (41)	Twentieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25T* (41)	Twenty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25U* (41)	Twenty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25V (41)	Twenty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25W* (41)	Twenty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25X* (41)	Twenty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Y* (41)	Twenty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25Z* (41)	Twenty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AA* (41)	Twenty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AB* (41)	Thirtieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AC* (41)	Thirty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AD* (41)	Thirty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AE* (41)	Thirty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AF* (41)	Thirty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AG* (41)	Amended and Restated Thirty-Sixth Amendment to Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AH* (41)	Thirty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AI* (41)	Thirty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AJ* (41)	Thirty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AK* (41)	Fortieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AL* (41)	Forty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AM* (41)	Forty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AN* (41)	Forty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AO* (41)	Forty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25AP* (41)	Forty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AQ* (41)	Forty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AR* (41)	Forty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AS* (41)	Forty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AT* (41)	Fiftieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AU* (41)	Fifty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AV* (41)	Fifty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AW* (41)	Fifty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AX* (41)	Fifty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AY* (41)	Fifty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25AZ* (41)	Fifty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BA* (41)	Fifty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BB (41)	Fifty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BC* (41)	Fifty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BD* (41)	Sixtieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BE* (41)	Sixty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BF (41)	Sixty-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BG* (41)	Sixty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BH (41)	Sixty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BI (41)	Sixty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25BJ (41)	Sixty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BK* (41)	Sixty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BL* (41)	Sixty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BM* (41)	Seventieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BN* (41)	Seventy-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BO* (41)	Seventy-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BP* (41)	Seventy-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BQ* (41)	Seventy-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BR* (41)	Seventy-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BS* (41)	Seventy-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BT* (41)	Seventy-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BU* (41)	Seventy-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BV* (41)	Eightieth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BW* (41)	Eighty-First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BX* (41)	Eighty-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BY* (41)	Eighty-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25BZ* (41)	Eighty-Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CA* (41)	Eighty-Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CB* (41)	Eighty-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CC* (41)	Eighty-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

Exhibit Number	Description
10.25CD* (42)	Eighty-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CE* (42)	Ninety-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CF* (42)	Ninety-Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CG* (44)	Ninety-Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CH* (44)	Ninety-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Cable Holding Company, LLC

10.25CI* (45)	Ninety-Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CJ* (45)	Ninety-Seventh Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CK* (45)	Ninety-Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CL* (45)	Ninety-Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CM* (45)	One Hundred First Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CN* (46)	One Hundredth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CO* (46)	One Hundred Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CP* (46)	One Hundred Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CQ* (46)	One Hundred Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CR* (46)	One Hundred Eighth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CS* (46)	One Hundred Ninth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.25CT* (47)	One Hundred Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Holding Company, LLC

10.26* (47)	Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26A* (47)	Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26B* (47)	Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

Exhibit Number	Description
10.26C* (47)	Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26D (48)	First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26E* (48)	Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26F* (48)	Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26G* (48)	Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26H* (48)	Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26I (48)	Tenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26J* (49)	Eleventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26K* (51)	Thirteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26L* (51)	Fifteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26M* (51)	Seventeenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26N* (51)	Eighteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26O* (52)	Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26P* (52)	Twelfth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Q* (52)	Fourteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26R* (52)	Nineteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26S* (54)	Twentieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26T* (55)	Twenty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26U* (55)	Twenty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26V* (55)	Twenty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

Exhibit Number	Description
10.26W* (55)	Twenty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26X* (55)	Twenty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Y* (55)	Twenty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Z* (56)	Twenty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AA* (56)	Thirty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AB* (56)	Thirty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AC* (56)	Thirty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AD* (56)	Thirty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AE* (57)	Thirty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AF* (58)	Thirty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AG* (58)	Thirty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AH* (60)	Twenty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AI* (60)	Thirty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AJ* (60)	Fortieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AK* (62)	Forty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AL* (62)	Forty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AM*	Forty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AN*	Forty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AO*	Forty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.27A* (57)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

Exhibit Number	Description
10.27B* (58)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27C*	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.39 (52)	CSG Systems, Inc. Wealth Accumulation Plan, as restated and amended effective December 6, 2017

10.39A (52)	Adoption Agreement to CSG Systems, Inc. Wealth Accumulation Plan, executed September 13, 2018

10.50 (3)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51 (6)	Employment Agreement with Bret C. Griess, dated February 19, 2009

10.51A (34)	Amended and Restated Employment Agreement with Bret C. Griess, dated November 19, 2015

10.51B (43)	Amendment No. 1 to Amended and Restated Employment Agreement with Bret C. Griess, dated November 17, 2016

10.51C (61)	Separation Agreement with Bret C. Griess, dated August 26, 2020

10.51D	Amendment No. 1 to Separation Agreement with Bret C. Griess, dated December 31, 2020

10.52 (37)	Employment Agreement with Brian Shepherd, dated February 15, 2016

10.52A (43)	Amendment No. 1 to Employment Agreement with Brian Shepherd, dated November 17, 2016

10.52B	Amendment No. 2 to Employment Agreement with Brian A. Shepherd, dated November 8, 2017

10.53 (37)	Employment Agreement with Kenneth M. Kennedy, dated March 1, 2016

10.53A (43)	Amendment No. 1 to Employment Agreement with Kenneth Kennedy, dated November 17, 2016

10.53B	Amendment No. 2 to Employment Agreement with Kenneth M. Kennedy, dated November 8, 2017

10.53C	Amendment No. 3 to Employment Agreement with Kenneth Kennedy, dated January 1, 2021

10.54 (50)	Employment Agreement with Rolland B. Johns, dated May 17, 2018

10.55 (61)	Employment Agreement with Brian A. Shepherd, dated August 26, 2020

10.81 (62)	Forms of Agreement for Equity Compensation

10.82 (62)	Forms of Agreement for Equity Compensation

10.83	Forms of Agreement for Equity Compensation

10.85 (51)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the exhibit of the same number to the Registration Statement No. 333-244 on Form S-1.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 16, 2006.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(6)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 19, 2009.
(7)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on September 8, 2009.
(8)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(10)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.
(11)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.
(12)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(13)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2011.
(14)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(15)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011.
(16)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012.
(17)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012, filed on August 29, 2012.
(18)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.
(19)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012.
(20)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
(21)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2013.
(22)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.

(23)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.
(24)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.
(25)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-K/A for the period ended December 31, 2013, filed on July 9, 2014.
(26)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.
(27)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
(28)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2014, filed on October 23, 2014.
(29)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2014.
(30)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.
(31)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
(32)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.
(33)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
(34)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 19, 2015.
(35)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.
(36)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2015, filed on August 29, 2016.
(37)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated February 25, 2016.
(38)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated March 9, 2016.
(39)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.
(40)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 26, 2016.
(41)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.
(42)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.
(43)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 17, 2016.
(44)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.
(45)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2017.
(46)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017.
(47)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.
(48)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.
(49)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018.
(50)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2018.
(51)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018.
(52)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018.

(53)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.
(54)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2019.
(55)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.
(56)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2019.
(57)	Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.
(58)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020.
(59)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 21, 2020.
(60)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.
(61)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated August 26, 2020.
(62)	Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020.

*	Portions of the exhibit have been omitted pursuant to an application for confidential treatment, and the omitted portions have been filed separately with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSG SYSTEMS INTERNATIONAL, INC.
By:	/s/ BRIAN A. SHEPHERD
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD B. REED	Chairman of the Board of Directors	February 19, 2021
Donald B. Reed

/s/ BRIAN A. SHEPHERD	Director, President and Chief Executive Officer	February 19, 2021
Brian A. Shepherd	(Principal Executive Officer)

/s/ ROLLAND B. JOHNS	Chief Financial Officer	February 19, 2021
Rolland B. Johns	(Principal Financial Officer)

/s/ DAVID N. SCHAAF	Chief Accounting Officer	February 19, 2021
David N. Schaaf	(Principal Accounting Officer)

/s/ DAVID G. BARNES	Director	February 19, 2021
David G. Barnes

/s/ RONALD H. COOPER	Director	February 19, 2021
Ronald H. Cooper

/s/ MARWAN H. FAWAZ	Director	February 19, 2021
Marwan H. Fawaz

/s/ RAJAN NAIK	Director	February 19, 2021
Rajan Naik

/s/ JANICE I. OBUCHOWSKI	Director	February 19, 2021
Janice I. Obuchowski

/s/ FRANK V. SICA	Director	February 19, 2021
Frank V. Sica

/s/ HAIYAN SONG	Director	February 19, 2021
Haiyan Song

/s/ SILVIO TAVARES	Director	February 19, 2021
Silvio Tavares

/s/ JAMES A. UNRUH	Director	February 19, 2021
James A. Unruh

**	Director
Tse Li Yang
** Appointed to the Board of Directors effective February 12, 2021