Form 10-Q
period 2021-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2021-05-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 32,889,346 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2021

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$150,609	$188,699
Short-term investments	54,539	51,598
Total cash, cash equivalents and short-term investments	205,148	240,297
Settlement assets	108,578	149,785
Trade accounts receivable:
Billed, net of allowance of $3,718 and $3,628	247,025	226,623
Unbilled	40,789	37,785
Income taxes receivable	2,421	2,167
Other current assets	39,047	41,688
Total current assets	643,008	698,345
Non-current assets:
Property and equipment, net of depreciation of $110,797 and $105,073	81,944	81,759
Operating lease right-of-use assets	106,173	110,756
Software, net of amortization of $143,662 and $139,836	25,585	26,453
Goodwill	273,265	272,322
Acquired customer contracts, net of amortization of $107,846 and $105,778	46,273	48,012
Customer costs, net of amortization of $42,802 and $39,893	47,334	47,238
Deferred income taxes	9,892	10,205
Other assets	41,007	36,910
Total non-current assets	631,473	633,655
Total assets	$1,274,481	$1,332,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized discounts of $3,119 and zero	$241,881	$14,063
Operating lease liabilities	23,309	22,651
Customer deposits	32,565	39,992
Trade accounts payable	32,949	29,834
Accrued employee compensation	71,120	86,289
Settlement liabilities	107,023	148,819
Deferred revenue	55,840	52,357
Income taxes payable	5,797	6,627
Other current liabilities	17,249	19,383
Total current liabilities	587,733	420,015
Non-current liabilities:
Long-term debt, net of unamortized discounts of $1,017 and $5,346	107,733	337,154
Operating lease liabilities	91,028	95,926
Deferred revenue	15,505	17,275
Income taxes payable	2,467	2,436
Deferred income taxes	11,569	5,109
Other non-current liabilities	30,731	31,690
Total non-current liabilities	259,033	489,590
Total liabilities	846,766	909,605
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,963 and 32,713 shares outstanding	704	700
Additional paid-in capital	471,364	470,557
Treasury stock, at cost; 36,122 and 35,980 shares	(900,644)	(894,126)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	7	13
Cumulative foreign currency translation adjustments	(31,506)	(31,151)
Accumulated earnings	887,790	876,402
Total stockholders' equity	427,715	422,395
Total liabilities and stockholders' equity	$1,274,481	$1,332,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2021	March 31, 2020
Revenue	$253,119	$245,617

Cost of revenue (exclusive of depreciation, shown separately below)	133,542	131,206
Other operating expenses:
Research and development	32,212	30,337
Selling, general and administrative	48,815	44,384
Depreciation	6,113	5,565
Restructuring and reorganization charges	1,060	966
Total operating expenses	221,742	212,458
Operating income	31,377	33,159
Other income (expense):
Interest expense	(3,592)	(4,213)
Amortization of original issue discount	(772)	(730)
Interest and investment income, net	124	529
Other, net	(555)	(69)
Total other	(4,795)	(4,483)
Income before income taxes	26,582	28,676
Income tax provision	(6,951)	(7,162)
Net income	$19,631	$21,514

Weighted-average shares outstanding:
Basic	31,844	31,994
Diluted	32,146	32,358

Earnings per common share:
Basic	$0.62	$0.67
Diluted	0.61	0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2021	March 31, 2020
Net income	$19,631	$21,514
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(355)	(15,084)
Unrealized holding losses on short-term investments arising during period	(6)	(24)
Other comprehensive loss, net of tax	(361)	(15,108)
Total comprehensive income, net of tax	$19,270	$6,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2021:
BALANCE, January 1, 2021	32,713	$700	$470,557	$(894,126)	$(31,138)	$876,402	$422,395
Comprehensive income:
Net income	-	-	-	-	-	19,631
Unrealized gain on short-term investments, net of tax	-	-	-	-	(6)	-
Foreign currency translation adjustments	-	-	-	-	(355)	-
Total comprehensive income							19,270
Repurchase of common stock	(252)	(1)	(5,202)	(6,518)	-	-	(11,721)
Issuance of common stock pursuant to employee stock purchase plan	16	-	619	-	-	-	619
Issuance of restricted common stock pursuant to stock-based compensation plans	487	5	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(1)	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,395	-	-	-	5,395
Dividends	-	-	-	-	-	(8,243)	(8,243)
BALANCE, March 31, 2021	32,963	$704	$471,364	$(900,644)	$(31,499)	$887,790	$427,715

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2020:
BALANCE, January 1, 2020	32,891	$696	$454,663	$(867,817)	$(39,503)	$848,623	$396,662
Comprehensive income:
Net income	-	-	-	-	-	21,514
Unrealized gain on short-term investments, net of tax	-	-	-	-	(24)	-
Foreign currency translation adjustments	-	-	-	-	(15,084)	-
Total comprehensive income							6,406
Repurchase of common stock	(299)	(2)	(7,555)	(6,408)	-	-	(13,965)
Issuance of common stock pursuant to employee stock purchase plan	14	-	564	-	-	-	564
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,857	-	-	-	4,857
Dividends	-	-	-	-	-	(7,693)	(7,693)
BALANCE, March 31, 2020	33,075	$699	$452,524	$(874,225)	$(54,611)	$862,444	$386,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$19,631	$21,514
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation	6,113	5,565
Amortization	10,737	10,788
Amortization of original issue discount	772	730
Asset impairment	102	259
(Gain)/loss on short-term investments	15	(85)
Deferred income taxes	6,508	9,310
Stock-based compensation	5,395	4,857
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(23,874)	(23,304)
Other current and non-current assets and liabilities	(999)	(8,452)
Income taxes payable/receivable	(1,022)	(3,092)
Trade accounts payable and accrued liabilities	(28,101)	(32,455)
Deferred revenue	1,914	7,152
Net cash used in operating activities	(2,809)	(7,213)

Cash flows from investing activities:
Purchases of software, property and equipment	(8,239)	(4,822)
Purchases of short-term investments	(32,304)	(16,037)
Proceeds from sale/maturity of short-term investments	29,340	18,670
Acquisition of and investments in business, net of cash acquired	(648)	(9,991)
Net cash used in investing activities	(11,851)	(12,180)

Cash flows from financing activities:
Proceeds from issuance of common stock	619	564
Payment of cash dividends	(8,635)	(8,277)
Repurchase of common stock	(11,738)	(13,876)
Payments on long-term debt	(2,813)	(1,875)
Net cash used in financing activities	(22,567)	(23,464)
Effect of exchange rate fluctuations on cash	(863)	(5,947)

Net decrease in cash and cash equivalents	(38,090)	(48,804)

Cash and cash equivalents, beginning of period	188,699	156,548
Cash and cash equivalents, end of period	$150,609	$107,744

Supplemental disclosures of cash flow information:
Cash paid during the period for -
Interest	$5,661	$6,194
Income taxes	1,468	857

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and December 31, 2020, and for the quarters ended March 31, 2021 and 2020, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included.  The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 10-K”), filed with the SEC.  The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of the expected results for the entire year ending December 31, 2021.

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

Revenue.  The majority of our future revenue is related to our revenue management solution customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2021 through 2028.  Our customer contracts may include guaranteed minimums and fixed monthly or annual fees.  As of March 31, 2021, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $900 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).  We expect to recognize approximately 80% of this amount by the end of 2023, with the remaining amount recognized by the end of 2028.  We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the first quarters of 2021 and 2020 was as follows (in thousands):

	Quarter Ended
	March 31,
	2021	2020
Cloud and related solutions	$227,019	$222,220
Software and services	14,779	13,206
Maintenance	11,321	10,191
Total revenue	$253,119	$245,617

We use the location of the customer as the basis of attributing revenue to geographic regions.  Revenue by geographic region for the first quarters of 2021 and 2020, as a percentage of our total revenue, was as follows:

	Quarter Ended
	March 31,
	2021	2020
Americas (principally the U.S.)	86%	88%
Europe, Middle East, and Africa	10%	9%
Asia Pacific	4%	3%
Total revenue	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in markets including financial services, healthcare, media and entertainment companies, and government entities.  Revenue by customer vertical for the first quarters of 2021 and 2020, as a percentage of our total revenue, was as follows:

	Quarter Ended
	March 31,
	2021	2020
Broadband/Cable/Satellite	57%	58%
Telecommunications	18%	17%
Other	25%	25%
Total revenue	100%	100%

Deferred revenue recognized for the first quarters of 2021and 2020 was $20.1 million and $17.7 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents.  As of March 31, 2021 and December 31, 2020, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks.

As of March 31, 2021 and December 31, 2020, we had $1.9 million and $1.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit.  This restricted cash is included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).  For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Short-term Investments and Other Financial Instruments.  Our financial instruments as of March 31, 2021 and December 31, 2020 include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and debt.  Due to their short maturities, the carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2021 and December 31, 2020 have contractual maturities of less than two years from the time of acquisition.  Our short-term investments as of March 31, 2021 and December 31, 2020 consisted almost entirely of fixed income securities.  Proceeds from the sale/maturity of short-term investments for the first quarters of March 31, 2021 and 2020 were $29.3 million and $18.7 million, respectively.

Our short-term investments as of March 31, 2021 and December 31, 2020 were $54.5 million and $51.6 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$33,546	$—	$33,546	$33,535	$—	$33,535
Commercial paper	—	9,224	9,224	—	15,746	15,746
Corporate debt securities	—	—	—	—	1,351	1,351
Short-term investments:
Corporate debt securities	—	42,544	42,544	—	38,672	38,672
U.S. government agency bonds	—	4,628	4,628	—	4,642	4,642
Asset-backed securities	—	7,367	7,367	—	8,284	8,284
Total	$33,546	$63,763	$97,309	$33,535	$68,695	$102,230

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$123,750	$123,750	$126,563	$126,563
2016 Convertible debt (par value)	230,000	243,513	230,000	244,663

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Equity Method Investment.  We held a 15% noncontrolling interest in a payment technology and services company with a carrying value of approximately $8 million as of March 31, 2021 and December 31, 2020, included in other non-current assets in our Balance Sheets.

Accounting Pronouncement Issued But Not Yet Effective.  In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the related Earnings Per Share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis. We are currently evaluating the timing, method of adoption, and overall impact of this standard on our Financial Statements.

3.  LONG-LIVED ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2021 were as follows (in thousands):

January 1, 2021 balance	$272,322
Goodwill acquired during period	168
Adjustments related to prior acquisitions	(15)
Effects of changes in foreign currency exchange rates	790
March 31, 2021 balance	$273,265

Other Intangible Assets.  Our other intangible assets subject to ongoing amortization consist primarily of acquired customer contracts and software.  As of March 31, 2021 and December 31, 2020, the carrying values of these assets were as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired customer contracts	$154,119	$(107,846)	$46,273	$153,790	$(105,778)	$48,012
Software	169,247	(143,662)	25,585	166,289	(139,836)	26,453
Total intangible assets	$323,366	$(251,508)	$71,858	$320,079	$(245,614)	$74,465

The total amortization expense related to other intangible assets for the first quarters of 2021 and 2020 were $5.6 million and $6.3 million, respectively.  Based on the March 31, 2021 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2021 – $20.5 million; 2022 – $14.7 million; 2023 – $10.8 million; 2024 – $7.4 million; and 2025 – $6.5 million.

Customer Contract Costs.  As of March 31, 2021 and December 31, 2020, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contract costs	$90,136	$(42,802)	$47,334	$87,131	$(39,893)	$47,238

The total amortization expense related to customer contract costs for the first quarters of 2021 and 2020 were $4.7 million and $4.0 million, respectively.

4.  DEBT

Our long-term debt, as of March 31, 2021 and December 31, 2020, was as follows (in thousands):

	March 31,	December 31,
	2021	2020
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 1.70% at March 31, 2021 and 1.75% at December 31, 2020)	$123,750	$126,563
Less – deferred financing costs	(1,017)	(1,155)
2018 Term Loan, net of unamortized discounts	122,733	125,408
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
2016 Convertible Notes:
Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(2,249)	(3,021)
Less – deferred financing costs	(870)	(1,170)
2016 Convertible Notes, net of unamortized discounts	226,881	225,809
Total debt, net of unamortized discounts	349,614	351,217
Current portion of long-term debt, net of unamortized discounts	(241,881)	(14,063)
Long-term debt, net of unamortized discounts	$107,733	$337,154

2018 Credit Agreement.  During the quarter ended March 31, 2021, we made $2.8 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2018 Term Loan”).  As of March 31, 2021, our interest rate on the 2018 Term Loan is 1.70% (adjusted LIBOR plus 1.50% per annum), effective through June 2021, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”) is 0.20%.  As of March 31, 2021, we had no borrowings outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

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

2016 Convertible Notes.  We will settle conversions of the 2016 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election.  It is our current intent and policy to settle our conversion obligations as follows: (i) pay cash for 100% of the par value of the 2016 Convertible Notes that are converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we can satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof.

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

As the 2016 Convertible Notes can be converted at the holder's option beginning December 15, 2021 and ending March 15, 2022, subject to an observation holding period of 40 days, the net carrying value of the 2016 Convertible Notes of $226.9 million has been classified as a current liability in our Balance Sheet as of March 31, 2021.

As a result of our quarterly dividend in March 2021 (see Note 7), the previous conversion rate for the 2016 Convertible Notes of 17.6656 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.61 per share of our common stock, has been adjusted to 17.6898 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.53 per share of our common stock.  Holders may require us to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 15, 2026, and March 15, 2031, or upon the occurrence of a fundamental change (as defined in the 2016 Convertible Notes Indenture) in each case at a purchase price equal to the principal amount thereof plus accrued and unpaid interest.

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

As of March 31, 2021, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees.  In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit.  At March 31, 2021, we had $2.9 million of restricted assets used to collateralize these guarantees, with $1.9 million included in cash and cash equivalents and $1.0 million included in other non-current assets. We have bid bonds and performance guarantees in form of surety bonds issued through a third-party of $4.4 million that were not required to be recorded on our Balance Sheet.  We are ultimately liable for claims that may occur against these guarantees.  We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements.  We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements.

Additionally, we have money transmitter bonds issued through a third-party for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.  At March 31, 2021, we had total aggregate money transmitter bonds of approximately $15 million outstanding.

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

Claims for Company Non-performance.  Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach.  From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements.  The service level performance requirements typically relate to system availability and timeliness of service delivery.  As of March 31, 2021, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2021.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended
	March 31,
	2021	2020
Basic weighted-average common shares	31,844	31,994
Dilutive effect of restricted common stock	302	364
Diluted weighted-average common shares	32,146	32,358

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

7.  STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During the first quarters of 2021 and 2020 we repurchased approximately 142,000 shares of our common stock for $6.5 million (weighted-average price of $45.94 per share) and approximately 142,000 shares of our common stock for $6.4 million (weighted-average price of $45.26 per share), respectively,  under a SEC Rule 10b5-1 Plan.

As of March 31, 2021, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.2 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the first quarters of 2021 and 2020 we repurchased and then cancelled approximately 110,000 shares of common stock for $5.2 million and approximately 157,000 shares of common stock for $7.6 million, respectively,  in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the first quarter of 2021, the Board approved a quarterly cash dividend of $0.25 per share of common stock, totaling $8.2 million.  During the first quarter of 2020, the Board approved a quarterly cash dividend of $0.235 per share of common stock, totaling $7.7 million.

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

As of March 31, 2021, 1.0 million Stock Warrants remain issued, none of which were vested.  The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the first quarter of 2021 is as follows (shares in thousands):

	Quarter Ended
	March 31, 2021
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,041	$41.31
Awards granted	513	47.88
Awards forfeited/cancelled	(2)	40.81
Awards vested	(340)	41.65
Unvested awards, ending	1,212	$43.87

Included in the awards granted during the first quarter of 2021 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2023 upon meeting certain pre-established financial performance objectives over a two-year performance period. Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the first quarter of 2021 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time.  Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the first quarters of 2021 and 2020 of $5.4 million and $4.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2020 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve.  These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements.  Some of the risks that are foreseen by management are outlined within Part I Item 1A. Risk Factors of our 2020 10-K.  Readers are strongly encouraged to review that section closely in conjunction with MD&A.

Company Overview

We are one of the world’s leading providers of revenue management, customer engagement, and payment solutions that enable a growing list of companies around the world to monetize relationships with their customers in an era of rapid change and digital transformation.  We leverage more than 35 years of experience to deliver innovative customer engagement solutions that help our customers solve their toughest challenges, helping them make ordinary customer experiences extraordinary.  Our diverse, worldwide workforce draws from real-world knowledge and extensive expertise to design and implement business solutions that make our customers’ hardest decisions simpler so that they can focus on delivering differentiated and real-time experiences to their customers.

We offer solutions for every stage of the customer lifecycle so service providers can deliver an outstanding customer experience that adapts to their customers’ rapidly changing demands.  Our proven solutions are built on a combination of on-premise, public and private cloud platforms, either customized or pre-integrated, as well as managed services models that adapt to fit our customers’ unique business needs and enable the transformative change required to create personalized experiences that drive loyalty and retention.

We focus our research and development (“R&D”) and acquisition investments on expanding our offerings in a timely and efficient manner to address the complex, transformative needs of service providers.  Our scalable, modular, and flexible solutions combined with our domain expertise and our ability to effectively migrate customers to our solutions, provide the industry with proven solutions to improve their profitability and consumers’ experiences.  We have specifically architected our solutions to offer service providers a phased, incremental approach to transforming their businesses, thereby reducing the business interruption risk associated with this evolution.

As discussed in Note 2 to our Financial Statements, we generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other markets including financial services, healthcare, media and entertainment companies, and government entities.

We are a member of the S&P Small Cap 600 and Russell 2000 indices.

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency.  Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our employees, while meeting the needs of our customers. While we have taken measures to protect our employees, to include a remote working environment for those employees who are able to conduct business from home and significantly reduced travel, we are still conducting business as usual and are working with our customers to minimize any potential disruption. For those locations that remain open, such as our statement production centers, we require daily temperature checks and self-assessments. We will continue to provide work from home options through December 31, 2021, or such later date as conditions warrant. At this time, we do not believe that our work from home options and limited staffing in select office locations have adversely impacted our internal controls, financial reporting systems, or our operations.

The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict.  As we continue to manage our business in this uncertain environment, our priorities will remain the health and safety of our employees, providing our customers with world-class services and solutions, and prudently managing our liquidity to ensure our continued financial strength.  As of March 31, 2021, we had approximately $205 million in cash, cash equivalents and short-term investments, and an additional $200 million available to borrow under our revolving credit facility.

See our Risk Factors in our 2020 Form 10-K for additional details.

Management Overview of Quarterly Results

First Quarter Highlights.  A summary of our results of operations for the first quarter of 2021, when compared to the first quarter of 2020, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2021	March 31, 2020
Revenue	$253,119	$245,617
Transaction fees (1)	16,450	18,324
Operating Results:
Operating income	$31,377	$33,159
Operating income margin	12.4%	13.5%
Diluted EPS	$0.61	$0.66
Supplemental Data:
Restructuring and reorganization charges	$1,060	$966
Executive transition costs	55	-
Acquisition-related costs:
Amortization of acquired intangible assets	2,241	3,051
Transaction-related costs	79	53
Stock-based compensation (2)	5,395	4,925
Amortization of OID	772	730
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

Revenue.  Revenue for the first quarter of 2021 was $253.1 million, a 3.1% increase when compared to revenue of $245.6 million for the first quarter of 2020, with the increase mainly attributed to continued growth in our revenue management solutions along with a strong quarter of professional services revenue.

Operating Results.  Operating income for the first quarter of 2021 was $31.4 million, or a 12.4% operating margin percentage, compared to $33.2 million, or a 13.5% operating margin percentage for the first quarter of 2020, with the decrease mainly attributed to increased employee-related costs.  The first quarter of 2020 operating income benefited from a mark-to-market reduction in a compensation liability that resulted from the unexpected and steep decline in the stock market that quarter.

Diluted EPS.  Diluted EPS for the first quarter of 2021 was $0.61 compared to $0.66 for the first quarter of 2020, with the decrease mainly due the lower operating income, as discussed above.

Cash and Cash Flows.  As of March 31, 2021, we had cash, cash equivalents and short-term investments of $205.1 million, as compared to $240.3 million as of December 31, 2020.  Our cash flows from operating activities for the quarter ended March 31, 2021 were $(2.8) million due to the timing of a key recurring customer payment due before quarter-end which was received just after quarter-end, and the payment of the 2020 year-end accrued employee incentive compensation.  See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Customer Concentration.  A large percentage of our historical revenue has been generated from our two largest customers, which are Comcast and Charter Corporation Inc. (“Charter”).

Revenue from these customers for the indicated periods was as follows (in thousands, except percentages):

	Quarter Ended
	March 31, 2021		December 31, 2020		March 31, 2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Comcast	$53,454	21%	$54,845	21%	$52,679	21%
Charter	53,382	21%	54,121	21%	50,712	21%

The percentages of net billed accounts receivable balances attributable to our largest customers as of the indicated dates were as follows:

	As of
	March 31,	December 31,	March 31,
	2021	2020	2020
Comcast	20%	19%	20%
Charter	31%	20%	30%

See our 2020 10-K for additional discussion of our business relationships and contractual terms with Comcast and Charter.

Charter.  Charter is one of our significant customers representing approximately 21% of our revenue.  Our agreement with Charter runs through December 31, 2021, with an option to extend the agreement for an additional one-year term. We are currently engaged in discussions with Charter regarding contract renewal terms.

Risk of Customer Concentration.  We expect to continue to generate a significant percentage of our future revenue from our largest customers mentioned above.  There are inherent risks whenever a large percentage of total revenue are concentrated with a limited number of customers.  Should a significant customer: (i) terminate or fail to renew their contracts with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations.  Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies.  These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2020 10-K.

Results of Operations

Revenue.  Total revenue for the first quarter of 2021 was $253.1 million, a 3.1% increase when compared to $245.6 million for the first quarter of 2020.  This increase can be attributed to the year-over-year growth in our revenue management solutions along with a strong quarter of professional services revenue.

We use the location of the customer as the basis of attributing revenue to individual countries.  Revenue by geographic regions for the first quarters of 2021 and 2020 was as follows (in thousands):

	Quarter Ended
	March 31,
	2021	2020
Americas (principally the U.S.)	$217,652	$216,997
Europe, Middle East, and Africa	24,768	21,032
Asia Pacific	10,699	7,588
Total revenue	$253,119	$245,617

Total Operating Expenses.  Total operating expenses for the first quarter of 2021 were $221.7 million, a 4.4% increase when compared to $212.5 million for the first quarter of 2020,   resulting from a year-over-year increase in employee-related costs as we continue to grow the business.  In addition, the first quarter of 2020 reflects a benefit due to a mark-to-market reduction in a compensation liability that resulted from the unexpected and steep decline in the stock market.

The components of total expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation).  The cost of revenue for the first quarter of 2021 was $133.5 million, a 1.8% increase when compared to $131.2 million for the first quarter of 2020.  The increase in cost of revenue between quarters is reflective of the year-over-year revenue growth, as discussed above.  Total cost of revenue as a percentage of revenue for the first quarters of 2021 and 2020 was 52.8% and 53.4%, respectively.

R&D Expense.  R&D expense for the first quarter of 2021 was $32.2 million, a 6.2% increase when compared to $30.3 million for the first quarter of 2020.  This increase in R&D expense is mainly attributed to increased employee-related costs, to include personnel and the related costs previously assigned to cost of revenue projects being reassigned to R&D projects.  As a percentage of total revenue, R&D expense for the first quarters of 2021 and 2020 was 12.7% and 12.4%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions.

SG&A Expense.  SG&A expense for the first quarter of 2021 was $48.8 million, a 10.0% increase when compared to $44.4 million for the first quarter of 2020.  The increase in SG&A expense is mainly attributed to the increase in employee-related costs, discussed above, and is reflective of our accelerated growth strategy, as we continue to pursue organic and inorganic growth opportunities.  Our SG&A costs as a percentage of total revenue for the first quarters of 2021 and 2020 were 19.3% and 18.1%, respectively.

Depreciation.  Depreciation expense for the first quarter of 2021 was $6.1 million, a 9.8% increase when compared to $5.6 million for the first quarter of 2020.  This increase can be primarily attributed to the increased level of capital expenditures on items such as technology, security, infrastructure, and modernization of equipment.

Operating Income. Operating income for the first quarter of 2021 was $31.4 million, or 12.4% of total revenue, compared to $33.2 million, or 13.5% of total revenue for the first quarter of 2020, with the decrease mainly attributed to increased employee-related costs.  The first quarter of 2020 operating income benefited from a mark-to-market reduction in a compensation liability that resulted from the unexpected and steep decline in the stock market that quarter.

  Income Tax Provision. The effective income tax rates for the first quarters of 2021 and 2020 were as follows:

Quarter Ended
March 31,
2021	2020
26%	25%

Our estimated full year 2021 effective income tax rate is approximately 27%.

Liquidity

Cash and Liquidity.  As of March 31, 2021, our principal sources of liquidity included cash, cash equivalents and short-term investments of $205.1 million, as compared to $240.3 million as of December 31, 2020. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of March 31, 2021, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of March 31, 2021, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31,	December 31,
	2021	2020
Americas (principally the U.S.)	$149,863	$183,918
Europe, Middle East and Africa	47,302	47,513
Asia Pacific	7,983	8,866
Total cash, equivalents and short-term investments	$205,148	$240,297

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.  As of March 31, 2021, we had $1.9 million of cash restricted as to use primarily to collateralize outstanding letters of credit.

Cash Flows from Operating Activities.  We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, gain/loss from debt extinguishments, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.  See our 2020 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our 2021 and 2020 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2021:
March 31	$49,273	$(52,082)	$(2,809)

2020:
March 31	$52,938	$(60,151)	$(7,213)

Cash flows from operating activities for the first quarters of 2021 and 2020 were negatively impacted by the timing of certain recurring key customer payments that were delayed and received subsequent to quarter-end, of approximately $26 million and $33 million for the first quarters of 2021 and 2020, respectively.

Additionally, cash flows from operating activities for the first quarters of 2021 and 2020 reflect the impacts of the payment of the 2020 and 2019 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.

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

Significant fluctuations in key operating assets and liabilities between 2021 and 2020 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2021:
March 31	$250,743	$(3,718)	$247,025	70

2020:
March 31	$264,601	$(3,888)	$260,713	72

As of March 31, 2021 and 2020, approximately 97% and 95%, respectively, of our billed accounts receivable balance were less than 60 days past due.

The higher than normal DBO metric for the first quarters of 2021 and 2020 can be directly attributed to the delay of certain recurring key customer payments, as noted above.  We may experience future adverse impacts to our DBOs if we experience payment delays. However, these recurring monthly payments that cross a reporting period-end do not raise any collectability concerns, as payment is generally received subsequent to quarter-end.  All other changes in our gross and net billed accounts receivable reflect the normal fluctuations in the timing of customer payments at quarter-end, as evidenced by our relatively consistent DBO metric.

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

Accrued Employee Compensation

Accrued employee compensation decreased $15.2 million to $71.1 million as of March 31, 2021, from $86.3 million as of December 31, 2020, due primarily to the payment of the 2020 employee incentive compensation that was fully accrued at December 31, 2020, offset to a certain degree by the accrual for the 2021 employee incentive compensation.

Cash Flows from Investing Activities.  Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.  Additionally, during the first quarter of 2020 we acquired Tekzenit, Inc. for approximately $10 million, which is included in our cash flows from investing activities.

Purchases/Sales of Short-Term Investments

For the first quarters of 2021 and 2020, we purchased $32.3 million and $16.0 million, respectively, and sold (or had mature) $29.3 million and $18.7 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity.

Software, Property and Equipment

Our capital expenditures for the first quarters of 2021 and 2020 for software, property and equipment were $8.2 million and $4.8 million, respectively, and consisted principally of investments in statement production equipment and computer hardware, software, and related equipment.

Cash Flows from Financing Activities.  Our financing activities typically consist of activities associated with our common stock and our long-term debt.

Cash Dividends Paid on Common Stock

During the first quarters of 2021 and 2020, the Board approved dividends totaling $8.2 million and $7.7 million, respectively, and made dividend payments of $8.6 million and $8.3 million, respectively, through March 31, 2021 and 2020, with the differences attributed to dividends on unvested incentive shares that are paid upon vesting of those shares.

Repurchase of Common Stock

During the first quarters of 2021 and 2020, we repurchased approximately 142,000 shares of our common stock, for both periods, under the guidelines of our Stock Repurchase Program for $6.5 million and $6.4 million, respectively, and paid $6.5 million and $6.3 million, respectively, through March 31, 2021 and 2020, with the differences attributed to the timing of share settlement.

Outside of our Stock Repurchase Program, during the first quarters of 2021 and 2020, we repurchased from our employees and then cancelled approximately 110,000 and 157,000 shares of our common stock, respectively, for $5.2 million and $7.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt

During the first quarters of 2021 and 2020, we made principal repayments of $2.8 million and $1.9 million, respectively. See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds, bid bonds, and performance bonds.  These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operation, liquidity, capital expenditures, or capital resources.  See Note 5 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.  Below are the key items to consider in assessing our current sources of capital resources:

•

Cash, Cash Equivalents and Short-term Investments.  As of March 31, 2021, we had cash, cash equivalents, and short-term investments of $205.1 million, of which approximately 69% is in U.S. dollars and held in the U.S.  We have $1.9 million of restricted cash, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Credit Facility.  We currently have a $200 million revolving loan facility, our 2018 Revolver.  As of March 31, 2021, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of March 31, 2021, we had 4.2 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement may place certain limitations on our ability to repurchase our common stock.

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

During the first quarter of 2021, we repurchased approximately 142,000 shares of our common stock for $6.5 million (weighted-average price of $45.94 per share).

Outside of our Stock Repurchase Program, during the first quarter of 2021, we repurchased from our employees and then cancelled approximately 110,000 shares of our common stock for $5.2 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•

Executive Transition. In August 2020, we entered into a Separation Agreement with our then President and CEO which includes a commitment to pay additional compensation of approximately $7 million, for which approximately $5 million will be paid in 2021 and approximately $2 million will be paid in 2022.

•

Cash Dividends.  During the first quarter of 2021, the Board declared dividends totaling $8.2 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions.  The 2018 Forte acquisition purchase agreement, as amended, includes provisions for $18.8 million of potential future earn-out payments over a measurement period through September 30, 2023.  The earn-out payments are tied to performance-based goals and continued employment by the eligible recipients.

The 2020 Tekzenit acquisition includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a measurement period through March 31, 2023.

As of March 31, 2021, we have made no earn-out or qualified sales payments for either of these acquisitions.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•	Capital Expenditures. During the first quarter of 2021, we spent $8.2 million on capital expenditures. As of March 31, 2021, we had committed to purchase $2.5 million of equipment.
•

Stock Warrants.  We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of March 31, 2021, approximately 1.0 million Stock Warrants remain issued, none of which are vested.

The Stock Warrants are discussed in more detail in Note 7 to our Financial Statements.

•

Long-Term Debt.  As of March 31, 2021, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement with term loan borrowings of $123.8 million.

2016 Convertible Notes

Our 2016 Convertible Notes will be convertible at the option of the note holders during the period from December 15, 2021 to the close of business on the day immediately preceding March 15, 2022, subject to an observation holding period of 40 days.  For notes presented during this time frame, the settlement amount will be equal to the sum of the daily settlement amounts for each of the following 40 consecutive trading days during the related observation period.  As a result, we have reclassified our 2016 Convertible Notes to a current liability in our Balance Sheet. If none of the notes are converted, called, or put, our debt service cash outlay during the next twelve months for the 2016 Convertible Notes will be $9.8 million of interest payments.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $15.0 million, and $2.0 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of March 31, 2021, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the March 31, 2021 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments.  Our cash and cash equivalents as of March 31, 2021 and December 31, 2020 were $150.6 million and $188.7 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2021 and December 31, 2020 were $54.5 million and $51.6 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S.  The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement Assets.  We are exposed to market risk associated with cash held on behalf of our customers related to our payment processing services.  As of March 31, 2021 and December 31, 2020, we had $108.6 million and $149.8 million, respectively, of cash collected on behalf of our customers which is held for an established holding period until settlement with the customer.  The holding period is generally one to four business days depending on the payment model and contractual terms with the customer.  During the holding period, cash is held in accounts with various major financial institutions in the U.S. in an amount equal to at least 100% of the aggregate amount owed to our customers.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of March 31, 2021, the fair value of the 2016 Convertible Notes was estimated at $243.5 million, using quoted market prices.

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

During the first quarter of 2021, we generated approximately 88% of our revenue in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of March 31, 2021 and December 31, 2020, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2021		December 31, 2020
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$-	$1,935	$(148)	$1,673
Euro	(285)	7,831	(288)	7,734
U.S. Dollar	(2,357)	29,303	(292)	24,445
South African Rand	(33)	4,302	-	4,809
Other	(32)	1,016	(6)	1,071
Totals	$(2,707)	$44,387	$(734)	$39,732

A hypothetical adverse change of 10% in the March 31, 2021 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of March 31, 2021.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2020 Form 10-K.  There were no material changes to the risk factors disclosed in our 2020 Form 10-K during the first quarter of 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the first quarter of 2021 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 - January 31	54,911	$44.68	53,900	4,283,217
February 1 - February 28	87,732	46.22	38,700	4,244,517
March 1 - March 31	109,044	47.97	49,300	4,195,217
Total	251,687	$46.64	141,900
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 7 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26AP*	Forty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AQ*	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AR*	Fiftieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.27D*	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2021

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)