Form 10-Q
period 2021-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2021-08-05
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 0

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 32,742,574 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2021

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$163,768	$188,699
Short-term investments	48,325	51,598
Total cash, cash equivalents and short-term investments	212,093	240,297
Settlement and merchant reserve assets	142,684	166,031
Trade accounts receivable:
Billed, net of allowance of $3,546 and $3,628	223,228	226,623
Unbilled	43,583	37,785
Income taxes receivable	8,170	2,167
Other current assets	48,186	41,688
Total current assets	677,944	714,591
Non-current assets:
Property and equipment, net of depreciation of $117,113 and $105,073	81,261	81,759
Operating lease right-of-use assets	100,881	110,756
Software, net of amortization of $147,369 and $139,836	23,818	26,453
Goodwill	274,843	272,322
Acquired customer contracts, net of amortization of $110,438 and $105,778	52,995	48,012
Customer contract costs, net of amortization of $46,370 and $39,893	46,799	47,238
Deferred income taxes	9,500	10,205
Other assets	23,643	20,664
Total non-current assets	613,740	617,409
Total assets	$1,291,684	$1,332,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized discounts of $2,032 and zero	$242,968	$14,063
Operating lease liabilities	23,303	22,651
Customer deposits	32,418	39,992
Trade accounts payable	31,852	29,834
Accrued employee compensation	76,851	86,289
Settlement and merchant reserve liabilities	141,130	165,064
Deferred revenue	54,956	52,357
Income taxes payable	937	6,627
Other current liabilities	18,824	19,383
Total current liabilities	623,239	436,260
Non-current liabilities:
Long-term debt, net of unamortized discounts of $880 and $5,346	104,120	337,154
Operating lease liabilities	85,599	95,926
Deferred revenue	14,288	17,275
Income taxes payable	2,508	2,436
Deferred income taxes	10,941	5,109
Other non-current liabilities	11,209	15,445
Total non-current liabilities	228,665	473,345
Total liabilities	851,904	909,605
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,797 and 32,713 shares outstanding	704	700
Additional paid-in capital	477,010	470,557
Treasury stock, at cost; 36,275 and 35,980 shares	(907,601)	(894,126)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	-	13
Cumulative foreign currency translation adjustments	(29,294)	(31,151)
Accumulated earnings	898,961	876,402
Total stockholders' equity	439,780	422,395
Total liabilities and stockholders' equity	$1,291,684	$1,332,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$255,134	$240,321	$508,253	$485,938

Cost of revenue (exclusive of depreciation, shown separately below)	132,938	138,153	266,480	269,359
Other operating expenses:
Research and development	32,754	29,263	64,966	59,600
Selling, general and administrative	49,250	44,999	98,065	89,383
Depreciation	6,266	5,634	12,379	11,199
Restructuring and reorganization charges	1,760	2,497	2,820	3,463
Total operating expenses	222,968	220,546	444,710	433,004
Operating income	32,166	19,775	63,543	52,934
Other income (expense):
Interest expense	(3,633)	(4,040)	(7,225)	(8,253)
Amortization of original issue discount	(784)	(740)	(1,556)	(1,470)
Interest and investment income, net	84	303	208	832
Other, net	(100)	(1,048)	(655)	(1,117)
Total other	(4,433)	(5,525)	(9,228)	(10,008)
Income before income taxes	27,733	14,250	54,315	42,926
Income tax provision	(8,412)	(3,884)	(15,363)	(11,046)
Net income	$19,321	$10,366	$38,952	$31,880

Weighted-average shares outstanding:
Basic	31,875	32,100	31,859	32,047
Diluted	31,993	32,258	32,070	32,308

Earnings per common share:
Basic	$0.61	$0.32	$1.22	$0.99
Diluted	0.60	0.32	1.21	0.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$19,321	$10,366	$38,952	$31,880
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,212	2,671	1,857	(12,413)
Unrealized holding gains (losses) on short-term investments arising during period	(7)	52	(13)	28
Other comprehensive income (loss), net of tax	2,205	2,723	1,844	(12,385)
Total comprehensive income, net of tax	$21,526	$13,089	$40,796	$19,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Six Months Ended June 30, 2021:
BALANCE, January 1, 2021	32,713	$700	$470,557	$(894,126)	$(31,138)	$876,402	$422,395
Comprehensive income:
Net income	-	-	-	-	-	19,631
Unrealized loss on short-term investments, net of tax	-	-	-	-	(6)	-
Foreign currency translation adjustments	-	-	-	-	(355)	-
Total comprehensive income							19,270
Repurchase of common stock	(252)	(1)	(5,202)	(6,518)	-	-	(11,721)
Issuance of common stock pursuant to employee stock purchase plan	16	-	619	-	-	-	619
Issuance of restricted common stock pursuant to stock-based compensation plans	487	5	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(1)	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,395				5,395
Dividends	-	-	-	-	-	(8,243)	(8,243)
BALANCE, March 31, 2021	32,963	704	471,364	(900,644)	(31,499)	887,790	427,715
Comprehensive income:
Net income	-	-	-	-	-	19,321
Unrealized loss on short-term investments, net of tax	-	-	-	-	(7)	-
Foreign currency translation adjustments	-	-	-	-	2,212	-
Total comprehensive income							21,526
Repurchase of common stock	(156)	-	(92)	(6,957)	-	-	(7,049)
Issuance of common stock pursuant to employee stock purchase plan	19	-	716	-	-	-	716
Issuance of restricted common stock pursuant to stock-based compensation plans	6	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(35)	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,022				5,022
Declaration of cash dividends	-	-	-	-	-	(8,150)	(8,150)
BALANCE, June 30, 2021	32,797	$704	$477,010	$(907,601)	$(29,294)	$898,961	$439,780

For the Six Months Ended June 30, 2020:
BALANCE, January 1, 2020	32,891	$696	$454,663	$(867,817)	$(39,503)	$848,623	$396,662
Comprehensive income:
Net income	-	-	-	-	-	21,514
Unrealized loss on short-term investments, net of tax	-	-	-	-	(24)	-
Foreign currency translation adjustments	-	-	-	-	(15,084)	-
Total comprehensive income							6,406
Repurchase of common stock	(299)	(2)	(7,555)	(6,408)	-	-	(13,965)
Issuance of common stock pursuant to employee stock purchase plan	14	-	564	-	-	-	564
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	(5)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,857				4,857
Dividends	-	-	-	-	-	(7,693)	(7,693)
BALANCE, March 31, 2020	33,075	699	452,524	(874,225)	(54,611)	862,444	386,831
Comprehensive income:
Net income	-	-	-	-	-	10,366
Unrealized gain on short-term investments, net of tax	-	-	-	-	52	-
Foreign currency translation adjustments	-	-	-	-	2,671	-
Total comprehensive income							13,089
Repurchase of common stock	(11)	-	(100)	(367)	-	-	(467)
Issuance of common stock pursuant to employee stock purchase plan	18	-	683	-	-	-	683
Issuance of restricted common stock pursuant to stock-based compensation plans	12	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(14)	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,255				5,255
Declaration of cash dividends	-	-	-	-	-	(7,769)	(7,769)
BALANCE, June 30, 2020	33,080	$699	$458,362	$(874,592)	$(51,888)	$865,041	$397,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$38,952	$31,880
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	12,379	11,199
Amortization	22,018	22,043
Amortization of original issue discount	1,556	1,470
Asset impairment	415	10,595
(Gain)/loss on short-term investments	32	(110)
Deferred income taxes	6,434	6,771
Stock-based compensation	10,417	10,112
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	1,128	(6,286)
Other current and non-current assets and liabilities	(7,623)	(8,568)
Income taxes payable/receivable	(11,620)	1,332
Trade accounts payable and accrued liabilities	(29,817)	(36,381)
Deferred revenue	(2,042)	6,803
Net cash provided by operating activities	42,229	50,860

Cash flows from investing activities:
Purchases of software, property and equipment	(15,158)	(14,334)
Purchases of short-term investments	(46,195)	(35,112)
Proceeds from sale/maturity of short-term investments	49,419	34,185
Acquisition of and investments in business, net of cash acquired	(12,097)	(9,991)
Net cash used in investing activities	(24,031)	(25,252)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,335	1,247
Payment of cash dividends	(16,654)	(15,856)
Repurchase of common stock	(18,792)	(14,515)
Payments on long-term debt	(6,563)	(4,687)
Settlement and merchant reserve activity	(23,967)	(28,745)
Net cash used in financing activities	(64,641)	(62,556)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,835)	(3,981)

Net decrease in cash, cash equivalents and restricted cash	(48,278)	(40,929)

Cash, cash equivalents and restricted cash, beginning of period	354,730	337,654
Cash, cash equivalents and restricted cash, end of period	$306,452	$296,725

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$6,370	$7,327
Income taxes	20,540	2,865

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$163,768	$144,019
Settlement and merchant reserve assets	142,684	152,706
Total cash, cash equivalents and restricted cash	$306,452	$296,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and December 31, 2020, and for the quarters and six months ended June 30, 2021 and 2020, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included.  The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 10-K”), filed with the SEC.  The results of operations for the quarter and six months ended June 30, 2021 are not necessarily indicative of the expected results for the entire year ending December 31, 2021.

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

Reclassifications.  Certain amounts for the prior period have been reclassified to conform to the June 30, 2021 presentation.

Beginning with the second quarter of 2021, we determined that settlement and merchant reserve assets consist of restricted cash and are now included with cash, cash equivalents and restricted cash when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows (the “Statements of Cash Flows”).  Historically, we presented the change in settlement and merchant reserve assets and liabilities as part of the changes in operating assets and liabilities on the Statements of Cash Flows.  Additionally, cash flows related to our settlement and merchant reserve liabilities have been reclassified from cash flows from operating activities to cash flows from financing activities.

Prior period amounts have been reclassified to conform to the current period presentation.  These changes have no impact on our previously reported consolidated net income, total assets, including cash and cash equivalents, liabilities, and equity.  In addition, these changes have no material impact on our previously reported cash flows from operating activities.

Revenue.  The majority of our future revenue is related to our revenue management solution customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2021 through 2028.  Our customer contracts may include guaranteed minimums and fixed monthly or annual fees.  As of June 30, 2021, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $900 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).  We expect to recognize approximately 80% of this amount by the end of 2023, with the remaining amount recognized by the end of 2028.  We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cloud and related solutions	$228,248	$214,280	$455,267	$436,500
Software and services	15,033	15,036	29,812	28,242
Maintenance	11,853	11,005	23,174	21,196
Total revenue	$255,134	$240,321	$508,253	$485,938

We use the location of the customer as the basis of attributing revenue to geographic regions.  Revenue by geographic region for the quarters and six months ended June 30, 2021 and 2020, as a percentage of our total revenue, were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Americas (principally the U.S.)	85%	87%	86%	88%
Europe, Middle East, and Africa	11%	9%	10%	9%
Asia Pacific	4%	4%	4%	3%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in markets including financial services, healthcare, media and entertainment companies, and government entities.  Revenue by customer vertical for the quarters and six months ended June 30, 2021 and 2020, as a percentage of our total revenue, were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Broadband/Cable/Satellite	58%	60%	58%	59%
Telecommunications	18%	18%	18%	18%
Other	24%	22%	24%	23%
Total revenue	100%	100%	100%	100%

Deferred revenue recognized during the quarters ended June 30, 2021 and 2020 was $11.9 million and $9.7 million, respectively, and during the six months ended June 30, 2021 and 2020 was $32.0 million and $27.4 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents.  As of June 30, 2021 and December 31, 2020, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash.  Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets.  As of June 30, 2021 and December 31, 2020, we had $1.8 million and $1.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Settlement and Merchant Reserve Assets and Liabilities.  Settlement assets and liabilities represent cash collected on behalf of customers via payment processing services which is held for an established holding period until settlement with the customer. The holding period is generally one to four business days depending on the payment model, risk profile, and contractual terms with the customer. During the holding period, cash is held in trust with various major financial institutions and a corresponding liability is recorded for the amounts owed to the merchant. At any given time, there may be differences between the cash held in trust and the corresponding liability due to the timing of operating-related cash transfers.

Merchant reserves represent deposits collected from customers to mitigate our risk of loss due to nonperformance of settlement obligations initiated by our customers using our payment processing services, or non-payment by customers for services rendered by us.  We perform a credit risk evaluation on each customer based on multiple criteria, which provide the basis for the deposit amount required for each customer.  For the duration of our relationship with each customer, we hold their reserve deposits with major financial institutions.  We hold these funds in separate accounts and are fully offset by corresponding liabilities.

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$126,565	$125,011	$149,785	$148,818
Merchant reserve assets/liabilities	16,119	16,119	16,246	16,246
Total	$142,684	$141,130	$166,031	$165,064

Financial Instruments.  Our financial instruments as of June 30, 2021 and December 31, 2020 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt.  Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity.  Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of June 30, 2021 and December 31, 2020 have contractual maturities of less than two years from the time of acquisition.  Our short-term investments as of June 30, 2021 and December 31, 2020 consisted almost entirely of fixed income securities.  Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2021 and 2020 were $49.4 million and $34.2 million, respectively.

Our short-term investments as of June 30, 2021 and December 31, 2020 were $48.3 million and $51.6 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$9,987	$—	$9,987	$33,535	$—	$33,535
Commercial paper	—	—	—	—	15,746	15,746
Corporate debt securities		—	—		1,351	1,351
Short-term investments:
Corporate debt securities	—	38,070	38,070	—	38,672	38,672
U.S. government agency bonds	—	4,611	4,611	—	4,642	4,642
Asset-backed securities	—	5,644	5,644	—	8,284	8,284
Total	$9,987	$48,325	$58,312	$33,535	$68,695	$102,230

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period.  The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
2018 Credit Agreement (carrying value including current maturities)	$120,000	$120,000	$126,563	$126,563
2016 Convertible debt (par value)	230,000	237,188	230,000	244,663

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Accounting Pronouncement Issued But Not Yet Effective.  In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the related Earnings Per Share guidance.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis.  We are currently evaluating the method of adoption and overall impact of this standard on our Financial Statements.

3.  GOODWILL AND INTANGBILE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2021 were as follows (in thousands):

January 1, 2021 balance	$272,322
Goodwill acquired during period	890
Adjustments related to prior acquisitions	(30)
Effects of changes in foreign currency exchange rates	1,661
June 30, 2021 balance	$274,843

Goodwill acquired during the period primarily relates to the acquisition of Tango Telecom Limited.  See Note 5 for discussion regarding the Tango Telecom Limited acquisition.

Other Intangible Assets.  Our other intangible assets subject to ongoing amortization consist primarily of acquired customer contracts and software.  As of June 30, 2021 and December 31, 2020, the carrying values of these assets were as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired customer contracts	$163,433	$(110,438)	$52,995	$153,790	$(105,778)	$48,012
Software	171,187	(147,369)	23,818	166,289	(139,836)	26,453
Total other intangible assets	$334,620	$(257,807)	$76,813	$320,079	$(245,614)	$74,465

Other intangible assets as of June 30, 2021 include assets acquired in the Tango Telecom Limited business acquisition (see Note 5).

The total amortization expense related to other intangible assets for the second quarters of 2021 and 2020 were $5.9 million and $6.3 million, respectively, and for the six months ended June 30, 2021 and 2020 were $11.5 million and $12.6 million, respectively.  Based on the June 30, 2021 net carrying value of our other intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2021 – $22.7 million; 2022 – $17.4 million; 2023 – $12.9 million; 2024 – $8.9 million; and 2025 – $7.7 million.

Customer Contract Costs.  As of June 30, 2021 and December 31, 2020, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contract costs	$93,169	$(46,370)	$46,799	$87,131	$(39,893)	$47,238

During the second quarter of 2020, we recorded an impairment charge of $10.3 million for the write-off of capitalized customer contract costs related to a discontinued project implementation.  This non-cash impairment charge is included primarily in cost of revenue in our Condensed Consolidated Statements of Income (“Income Statements”).

The total amortization expense related to customer contract costs for the second quarters of 2021 and 2020 were $5.0 million and $4.6 million, respectively, and for the six months ended June 30, 2021 and 2020 were $9.7 million and $8.6 million, respectively.

4.  DEBT

Our long-term debt, as of June 30, 2021 and December 31, 2020, was as follows (in thousands):

	June 30,	December 31,
	2021	2020
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 1.65% at June 30, 2021 and 1.75% at December 31, 2020)	$120,000	$126,563
Less – deferred financing costs	(880)	(1,155)
2018 Term Loan, net of unamortized discounts	119,120	125,408
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
2016 Convertible Notes:
Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(1,466)	(3,021)
Less – deferred financing costs	(566)	(1,170)
2016 Convertible Notes, net of unamortized discounts	227,968	225,809
Total debt, net of unamortized discounts	347,088	351,217
Current portion of long-term debt, net of unamortized discounts	(242,968)	(14,063)
Long-term debt, net of unamortized discounts	$104,120	$337,154

2018 Credit Agreement.  During the six months ended June 30, 2021, we made $6.6 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2018 Term Loan”).  As of June 30, 2021, our interest rate on the 2018 Term Loan is 1.65% (adjusted LIBOR plus 1.50% per annum), effective through June 2021, and our commitment fee on the unused $200 million aggregate principal five-year revolving loan facility (the “2018 Revolver”) is 0.20%.  As of June 30, 2021, we had no borrowings outstanding on our 2018 Revolver and had the entire $200.0 million available to us.

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

As the 2016 Convertible Notes can be converted at the holder's option beginning December 15, 2021 and ending March 15, 2022, subject to an observation holding period of 40 days, the net carrying value of the 2016 Convertible Notes of $228.0 million has been classified as a current liability in our Balance Sheet as of June 30, 2021.

As a result of our quarterly dividend in June 2021 (see Note 8), the previous conversion rate for the 2016 Convertible Notes of 17.6898 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.53 per share of our common stock, has been adjusted to 17.7159 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.45 per share of our common stock.  Holders may require us to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 15, 2026, and March 15, 2031, or upon the occurrence of a fundamental change (as defined in the 2016 Convertible Notes Indenture) in each case at a purchase price equal to the principal amount thereof plus accrued and unpaid interest.

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

As of June 30, 2021, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5.  ACQUISITIONS

Forte Payment Systems, Inc.  In 2018, we acquired Forte Payment Systems, Inc. (“Forte”).  The purchase agreement included provisions for $18.8 million of potential future earn-out payments.  The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation.  In the second quarter of 2021, a recipient notified us they would be voluntarily resigning later this year.  Under the terms of the earn-out provisions, the entire earn-out will terminate upon exit of the recipient.  As a result, we reversed $2.4 million that had been accrued related to the potential earn-out payments.

Tango Telecom Limited. On May 5, 2021, we acquired Tango Telecom Limited (“Tango”), a leading supplier of convergent policy control and messaging solutions headquartered in Limerick, Ireland.  We acquired 100% of the equity of Tango for a purchase price of approximately $13 million, or approximately $11 million, net of cash acquired.  This acquisition will allow us to deliver digital monetization solutions to our customers and allow our customers to more effectively manage voice and data transactions.  Coupled with our charging and digital monetization capabilities, we possess an end-to-end solution for converged voice and data services across 3G, 4G, and 5G networks.

The preliminary estimated fair values of assets acquired primarily include acquired customer contracts of $7.0 million, acquired trade accounts receivable of $3.4 million and acquired software of $2.0 million and liabilities assumed primarily include deferred revenue of $1.7 million.  The estimated fair values are considered provisional and are based on the information that was available as of the acquisition date.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant.  We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but not later than one year from the acquisition date.

Kitewheel, LLC.  On July 1, 2021, we acquired Kitewheel, the leading provider for customer journey orchestration and analytics, headquartered in Boston, Massachusetts.  We acquired 100% of the equity of Kitewheel for a purchase price of $40 million, with $34 million paid upon close and the remaining $6 million to be paid in equal annual amounts over the next three years.  This acquisition will allow us to expand our customer engagement business, providing real-time, meaningful end-to-end customer experiences for leading brands.  The results of Kitewheel will be included in our results of operations from the acquisition date.  We have not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations.

MobileCard Holdings, LLC. In 2018, we invested in MobileCard Holdings, LLC (“MobileCard”), a mobile money fintech payment company that enables omni-channel digital payments and financial inclusion in Latin America.  As of June 30, 2021 and December 31, 2020, we held a 15% noncontrolling interest with a carrying value of approximately $8 million included in other non-current assets in our Balance Sheets.  In July 2021, we made an additional investment of $6.1 million.  After this investment, we will hold a 64% controlling interest in the company.  As a result, beginning in the third quarter of 2021, the results of MobileCard will be included in our results of operations.  We have not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations.

6.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees.  In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit.  At June 30, 2021, we had $2.7 million of restricted assets used to collateralize these guarantees, with $1.8 million included in cash and cash equivalents and $0.9 million included in other non-current assets. We have bid bonds and performance guarantees in the form of surety bonds issued through a third-party of $4.5 million that were not required to be recorded on our Balance Sheet.  We are ultimately liable for claims that may occur against these guarantees.  We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements.  We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements.

Additionally, we have money transmitter bonds issued through a third-party for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.  At June 30, 2021, we had total aggregate money transmitter bonds of approximately $16 million outstanding.

Warranties. We generally warrant that our solutions and related offerings will conform to published specifications, or to specifications provided in an individual customer arrangement, as applicable.  The typical warranty period is 90 days from the date of acceptance of the solution or offering.  For certain service offerings we provide a warranty for the duration of the services provided.  We generally warrant that those services will be performed in a professional and workmanlike manner.  The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, we will accept the return of the defective deliverable and refund the amount paid under the customer arrangement that is allocable to the defective deliverable.  Our contracts also generally contain limitation of damages provisions in an effort to reduce our exposure to monetary damages arising from breach of warranty claims.  Historically, we have incurred minimal warranty costs, and as a result, do not maintain a warranty reserve.

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

Claims for Company Non-performance.  Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach.  From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements.  The service level performance requirements typically relate to system availability and timeliness of service delivery.  As of June 30, 2021, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors.  We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity.  We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses.  We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board.  As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2021.  In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted-average common shares	31,875	32,100	31,859	32,047
Dilutive effect of restricted common stock	118	158	211	261
Diluted weighted-average common shares	31,993	32,258	32,070	32,308

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

8.  STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”).  During the second quarters of 2021 and 2020 we repurchased approximately 153,000 shares of our common stock for $7.0 million (weighted-average price of $45.56 per share) and approximately 9,000 shares of our common stock for $0.4 million (weighted-average price of $40.74 per share), respectively, and during the six months ended June 30, 2021 and 2020 we repurchased approximately 295,000 shares of our common stock for $13.5 million (weighted-average price of $45.74 per share), and approximately 151,000 shares of our common stock for $6.8 million (weighted-average price of $44.99 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of June 30, 2021, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 4.0 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the second quarters of 2021 and 2020 we repurchased and then cancelled approximately 3,000 shares of common stock for $0.1 million and approximately 2,000 shares of common stock for $0.1 million, respectively, and during the six months ended June 30, 2021 and 2020 we repurchased and then cancelled approximately 113,000 shares of common stock for $5.3 million and approximately 159,000 shares of common stock for $7.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends.  During the second quarter of 2021, the Board approved a quarterly cash dividend of $0.25 per share of common stock, totaling $8.2 million.  During the second quarter of 2020, the Board approved a quarterly cash dividend of $0.235 per share of common stock, totaling $7.8 million. Dividends declared for the six months ended June 30, 2021 and 2020 totaled $16.4 million and $15.5 million, respectively.

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

As of June 30, 2021, 1.0 million Stock Warrants remain issued, none of which were vested.  The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and six months ended June 30, 2021 is as follows (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,212	$43.87	1,041	$41.31
Awards granted	6	45.82	519	47.86
Awards forfeited/cancelled	(37)	41.61	(39)	41.90
Awards vested	(14)	43.08	(354)	41.70
Unvested awards, ending	1,167	$43.95	1,167	$43.95

Included in the awards granted during the six months ended June 30, 2021 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2023 upon meeting certain pre-established financial performance objectives over a two-year performance period. Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the six months ended June 30, 2021 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time.  Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the second quarters of 2021 and 2020 of $5.0 million and $5.2 million, respectively, and for the six months ended June 30, 2021 and 2020 of $10.4 million and $10.1 million, respectively.

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

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency.  Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our employees, while meeting the needs of our customers. While we have taken measures to protect our employees, to include a remote working environment for those employees who are able to conduct business from home and reduced travel, we are still conducting business as usual and are working with our customers to minimize any potential disruption. For those locations that remain open, such as our statement production centers, we require daily self-assessments. We will continue to provide work from home options through December 31, 2021, or such later date as conditions warrant. At this time, we do not believe that our work from home options and limited staffing in select office locations have adversely impacted our internal controls, financial reporting systems, or our operations.

The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict.  As we continue to manage our business in this uncertain environment, our priorities remain the health and safety of our employees, providing our customers with world-class services and solutions, and prudently managing our liquidity to ensure our continued financial strength.  As of June 30, 2021, we had approximately $212 million in cash, cash equivalents and short-term investments, and an additional $200 million available to borrow under our revolving credit facility.

See our Risk Factors in our 2020 Form 10-K for additional details.

Management Overview of Quarterly Results

Second Quarter Highlights.  A summary of our results of operations for the second quarter of 2021, when compared to the second quarter of 2020, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2021	June 30, 2020
Revenue	$255,134	$240,321
Transaction fees (1)	16,655	15,695
Operating Results:
Operating income	$32,166	$19,775
Operating income margin	12.6%	8.2%
Diluted EPS	$0.60	$0.32
Supplemental Data:
Restructuring and reorganization charges	$1,760	$2,497
Executive transition costs	5	-
Acquisition-related costs:
Amortization of acquired intangible assets	2,618	3,033
Earn-out compensation	(2,521)	-
Transaction-related costs	623	73
Stock-based compensation (2)	5,138	5,255
Amortization of OID	784	740
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

Revenue.  Revenue for the second quarter of 2021 was $255.1 million, a 6.2% increase when compared to revenue of $240.3 million for the second quarter of 2020.  This year-over-year increase can be primarily attributed to the continued growth of our revenue management solutions, favorable foreign currency movements, and the negative impact the COVID-19 pandemic on our second quarter of 2020 revenue.

Operating Results.  Operating income for the second quarter of 2021 was $32.2 million, or a 12.6% operating margin percentage, compared to $19.8 million, or an 8.2% operating margin percentage for the second quarter of 2020.  The increase in operating income can be primarily attributed to the revenue growth in 2021 and an approximately $10 million impairment charge for the write-off of capitalized customer contract costs related to a discontinued project implementation in the second quarter of 2020.

Diluted EPS.  Diluted EPS for the second quarter of 2021 was $0.60 compared to $0.32 for the second quarter of 2020, with the increase primarily due to the increase in our operating results, discussed above.

Cash and Cash Flows.  As of June 30, 2021, we had cash, cash equivalents and short-term investments of $212.1 million, as compared to $205.1 million as of March 31, 2021 and $240.3 million as of December 31, 2020.  Our cash flows from operating activities for the quarter ended June 30, 2021 were $44.5 million.  See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Customer Concentration.  A large percentage of our historical revenue has been generated from our two largest customers, which are  Charter Corporation Inc. (“Charter”) and Comcast.

Revenue from these customers for the indicated periods was as follows (in thousands, except percentages):

	Quarter Ended
	June 30, 2021		March 31, 2021		June 30, 2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$55,102	22%	$53,382	21%	$51,364	21%
Comcast	53,789	21%	53,454	21%	53,282	22%

The percentages of net billed accounts receivable balances attributable to our largest customers as of the indicated dates were as follows:

	As of
	June 30,	March 31,	December 31,
	2021	2021	2020
Charter	24%	31%	20%
Comcast	20%	20%	19%

See our 2020 10-K for additional discussion of our business relationships and contractual terms with Charter and Comcast.

Charter.  Charter is one of our significant customers representing approximately 22% of our revenue.  During the second quarter of 2021, we converted approximately 300,000 customer accounts onto our ACP solution.  Our agreement with Charter runs through December 31, 2021, with an option to extend the agreement for an additional one-year term. We are currently engaged in discussions with Charter regarding contract renewal terms.

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

Results of Operations

Revenue.  Total revenue for the: (i) second quarter of 2021 was $255.1 million, a 6.2% increase when compared to $240.3 million for the second quarter of 2020; and (ii) six months ended June 30, 2021 was $508.3 million, a 4.6% increase when compared to $485.9 million for the six months ended June 30, 2020. These year-over-year increases can be primarily attributed to the continued growth of our revenue management solutions, favorable foreign currency movements, and the negative impact the COVID-19 pandemic on our second quarter of 2020 revenue.

We use the location of the customer as the basis of attributing revenue to individual countries.  Revenue by geographic regions for the second quarters and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Americas (principally the U.S.)	$217,355	$209,926	$435,007	$426,923
Europe, Middle East, and Africa	27,458	22,134	52,225	43,166
Asia Pacific	10,321	8,261	21,021	15,849
Total revenue	$255,134	$240,321	$508,253	$485,938

Total Operating Expenses.  Total operating expenses for the: (i) second quarter of 2021 were $223.0 million, a 1.1% increase when compared to $220.5 million for the second quarter of 2020; and (ii) six months ended June 30, 2021 was $444.7 million, a 2.7% increase when compared to $433.0 million for the six months ended June 30, 2020. These increases can be mainly attributed to the year-over-year increases in employee-related costs as we continue to grow the business, to include the costs associated with the recently acquired Tango business, and unfavorable foreign currency movements.  In addition, the second quarter of 2020 includes an approximately $10 million customer contract costs impairment charge discussed above.

The components of total expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation).  The cost of revenue for the: (i) second quarter of 2021 was $132.9 million, a 3.8% decrease when compared to $138.2 million for the second quarter of 2020; and (ii) six months ended June 30, 2021 was $266.5 million, a 1.1% decrease when compared to $269.4 million for the six months ended June 30, 2020.  The decreases in cost of revenue between periods can be mainly attributed to the approximately $10 million impairment charge incurred in the second quarter of 2020, discussed above, offset by higher employee-related cost, reflective of the continued growth of the business and the higher 2021 revenue.  Total cost of revenue as a percentage of revenue for the: (i) second quarters of 2021 and 2020 were 52.1 % and 57.5%, respectively; and (ii) six months ended June 30, 2021 and 2020 were 52.4% and 55.4%, respectively.

R&D Expense.  R&D expense for the: (i) second quarter of 2021 was $32.8 million, a 11.9% increase when compared to $29.3 million for the second quarter of 2020; and (ii) six months ended June 30, 2021 was $65.0 million, a 9.0% increase when compared to $59.6 million for the six months ended June 30, 2020.  These increases in R&D expense can be mainly attributed to increased employee-related costs, to include personnel and the related costs previously assigned to cost of revenue projects being reassigned to R&D projects.  As a percentage of total revenue, R&D expense for the second quarters of 2021 and 2020 were 12.8% and 12.2%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable service providers worldwide to provide a more personalized customer experience while introducing new digital products and services.  This includes the continued investment in our cloud-based solutions and integration of the recently acquired assets into our solutions.

SG&A Expense.  SG&A expense for the: (i) second quarter of 2021 was $49.3 million, a 9.4% increase when compared to $45.0 million for the second quarter of 2020; and (ii) six months ended June 30, 2021 was $98.1 million, a 9.7% increase when compared to $89.4 million for the six months ended June 30, 2020.  The increases in SG&A expense are mainly attributed to the increases in employee-related costs, and is reflective of our growth strategy, as we pursue organic and inorganic growth opportunities.  Our SG&A costs as a percentage of total revenue for the: (i) second quarters of 2021 and 2020 were 19.3% and 18.7%, respectively.

Depreciation.  Depreciation expense for the: (i) second quarter of 2021 was $6.3 million, an 11.2% increase when compared to $5.6 million for the second quarter of 2020; and (ii) six months ended June 30, 2021 was $12.4 million, a 10.5% increase when compared to $11.2 million for the six months ended June 30, 2020.  These increases can be primarily attributed to the increased level of capital expenditures on items such as technology, security, infrastructure, and modernization of equipment.

Operating Income. Operating income for the: (i) second quarter of 2021 was $32.2 million, or 12.6% of total revenue, compared to $19.8 million, or 8.2% of total revenue for the second quarter of 2020, and (ii) six months ended June 30, 2021 was $63.5 million or 12.5% of total revenue, compared to $52.9 million or 10.9% of total revenue for the six months ended June 30, 2020.  The increases in operating income between periods can be primarily attributed to the revenue growth in 2021 and the second quarter 2020 customer contract costs impairment charge of approximately $10 million, discussed above.

Income Tax Provision. The effective income tax rates for the second quarters and six months ended June 30, 2021 and 2020 were as follows:

Quarter Ended		Six Months Ended
June 30,		June 30,
2021	2020	2021	2020
30%	27%	28%	26%

Our estimated full year 2021 effective income tax rate is approximately 28%.

Liquidity

Cash and Liquidity.  As of June 30, 2021, our principal sources of liquidity included cash, cash equivalents and short-term investments of $212.1 million, as compared to $205.1 million as of March 31, 2021, and $240.3 million as of December 31, 2020. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2018 Credit Agreement, we have a $200 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2023.  As of June 30, 2021, there were no borrowings outstanding on the 2018 Revolver.  The 2018 Credit Agreement contains customary affirmative covenants and financial covenants.  As of June 30, 2021, and the date of this filing, we believe that we are in compliance with the provisions of the 2018 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30,	December 31,
	2021	2020
Americas (principally the U.S.)	$166,798	$183,918
Europe, Middle East and Africa	34,639	47,513
Asia Pacific	10,656	8,866
Total cash, cash equivalents and short-term investments	$212,093	$240,297

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.  As of June 30, 2021, we had $1.8 million of cash restricted as to use primarily to collateralize outstanding letters of credit included in our total cash, cash equivalents and short-term investments balance.

Additionally, as of June 30, 2021 and December 31, 2020, we have $142.7 million and $166.0 million, respectively of settlement and merchant reserve assets.  These funds are held with major financial institutions and while not legally or contractually restricted, we do hold these funds in separate accounts, and classify them as restricted cash in the Statements of Cash Flows.

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

Our 2021 and 2020 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2021:
March 31	$49,273	$(51,497)	$(2,224)
June 30	42,930	1,523	44,453
Total	$92,203	$(49,974)	$42,229

2020:
March 31	$52,938	$(59,900)	$(6,962)
June 30	41,022	16,800	57,822
Total	$93,960	$(43,100)	$50,860

Cash flows from operating activities for the first quarter of 2021 and the first and second quarters 2020 were negatively impacted by the timing of certain recurring key customer payments that were delayed and received subsequent to quarter-end, of approximately $26 million for the first quarter of 2021, and $33 million and $26 million for the first and second quarters of 2020.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2021:
March 31	$250,743	$(3,718)	$247,025	70
June 30	226,774	(3,546)	223,228	68

2020:
March 31	$264,601	$(3,888)	$260,713	72
June 30	248,470	(4,057)	244,413	73

As of June 30, 2021 and 2020, approximately 96% and 93%, respectively, of our billed accounts receivable balance were less than 60 days past due.

The DBO metric for the first quarter of 2021 and the first and second quarters of 2020 were negatively impacted by the delays of certain recurring key customer payments, as noted above.  We may experience future adverse impacts to our DBOs if and when these payment delays occur. However, these recurring monthly payments that cross a reporting period-end do not raise any collectability concerns, as payment is generally received subsequent to quarter-end.  All other changes in our gross and net billed accounts receivable reflect the normal fluctuations in the timing of customer payments at quarter-end, as evidenced by our relatively consistent DBO metric.

As a global provider of software and professional services, a portion of our accounts receivable balance relates to international customers. This diversity in the geographic composition of our customer base may adversely impact our DBOs as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. For example, our ability to invoice and collect arrangement fees may be dependent upon, among other things: (i) the completion of various customer administrative matters, local country billing protocols and processes (including local cultural differences), and non-customer administrative matters; (ii) meeting certain contractual invoicing milestones; (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project; or (iv) due to currency controls in certain foreign jurisdictions.

Accrued Employee Compensation

Accrued employee compensation decreased $9.4 million to $76.9 million as of June 30, 2021, from $86.3 million as of December 31, 2020, due primarily to the payment of the 2020 employee incentive compensation that was fully accrued at December 31, 2020, offset to a certain degree by the accrual for the 2021 employee incentive compensation.

Income Taxes Payable/Receivable

Net income taxes payable/receivable (current and non-current) at June 30, 2021 was a net income taxes receivable balance of $4.7 million, compared to a net income taxes payable balance of $6.9 million at December 31, 2020.  This net of $11.6 million change is primarily due to the timing of our estimated Federal and state income tax payments.

Cash Flows from Investing Activities.  Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.  Additionally, during the second quarter of 2021 we acquired Tango for approximately $11 million, net of cash acquired, and during the first quarter of 2020 we acquired Tekzenit, Inc. for approximately $10 million, which are included in our cash flows from investing activities.

Purchases/Sales of Short-Term Investments

For the six months ended June 30, 2021 and 2020, we purchased $46.2 million and $35.1 million, respectively, and sold (or had mature) $49.4 million and $34.2 million, respectively, of short-term investments.  We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity.

Software, Property and Equipment

Our capital expenditures for the six months ended June 30, 2021 and 2020 for software, property and equipment were $15.2 million and $14.3 million, respectively, and consisted principally of investments in statement production equipment and computer hardware, software, and related equipment.

Cash Flows from Financing Activities.  Our financing activities typically consist of activities associated with our common stock, long-term debt, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the six months ended June 30, 2021 and 2020, the Board approved dividends totaling $16.4 million and $15.5 million, respectively, and made dividend payments of $16.7 million and $15.9 million, respectively, through June 30, 2021 and 2020, with the differences attributed to dividends on unvested incentive shares that are paid upon vesting of those shares.

Repurchase of Common Stock

During the six months ended June 30, 2021 and 2020, we repurchased approximately 295,000 and 151,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $13.5 million and $6.8 million, respectively, and paid $13.5 million and $6.9 million, respectively, through June 30, 2021 and 2020, with the differences attributed to the timing of share settlement.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2021 and 2020, we repurchased from our employees and then cancelled approximately 113,000 and 159,000 shares of our common stock, respectively, for $5.3 million and $7.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt

During the six months ended June 30, 2021 and 2020, we made principal repayments of $6.6 million and $4.7 million, respectively. See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the six months ended June 30, 2021 and 2020, we had net settlement and merchant reserve activity of $24.0 million and $28.7 million, respectively, related to the cash collected, held on behalf, and paid to our customers related to our payment processing services and the net change in deposits held on behalf of our customers.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds, bid bonds, and performance bonds.  These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operation, liquidity, capital expenditures, or capital resources.  See Note 6 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.  Below are the key items to consider in assessing our current sources of capital resources:

•

Cash, Cash Equivalents and Short-term Investments.  As of June 30, 2021, we had cash, cash equivalents, and short-term investments of $212.1 million, of which approximately 75% is in U.S. dollars and held in the U.S.  Included in cash and cash equivalents is $1.8 million of restricted cash, used primarily to collateralize outstanding letters of credit.  For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

•

Operating Cash Flows.  As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.

•

Revolving Credit Facility.  We currently have a $200 million revolving loan facility, our 2018 Revolver.  As of June 30, 2021, we had no borrowing outstanding on our 2018 Revolver and had the entire $200 million available to us.  Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•

Common Stock Repurchases.  We have made repurchases of our common stock in the past under our Stock Repurchase Program.  As of June 30, 2021, we had 4.0 million shares authorized for repurchase remaining under our Stock Repurchase Program.  Our 2018 Credit Agreement may place certain limitations on our ability to repurchase our common stock.

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

During the six months ended June 30, 2021, we repurchased approximately 295,000 shares of our common stock for $13.5 million (weighted-average price of $45.74 per share).

Outside of our Stock Repurchase Program, during the six months ended June 30, 2021, we repurchased from our employees and then cancelled approximately 113,000 shares of our common stock for $5.3 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•

Executive Transition. In August 2020, we entered into a Separation Agreement with our then President and CEO which includes a commitment to pay additional compensation of approximately $7 million, for which approximately $5 million will be paid in 2021 and approximately $2 million will be paid in 2022.

•

Cash Dividends.  During the six months ended June 30, 2021, the Board declared dividends totaling $16.4 million.  Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•

Acquisitions.  The 2020 Tekzenit acquisition includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a measurement period through March 31, 2023.  As of June 30, 2021, we have made no earn-out or qualified sales payments for this acquisition.

In May 2021, we acquired Tango, a leading supplier of convergent policy control and messaging solutions, for a purchase price of approximately $13 million, or approximately $11 million, net of cash acquired.

On July 1, 2021, we acquired Kitewheel, a leading provider of customer journey orchestration and analytics for a purchase price of $40 million, of which $34 million was paid upon close and the remaining $6 million to be paid in annual payments over the next three years.

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

•	Capital Expenditures. During the six months ended June 30, 2021, we spent $15.2 million on capital expenditures. As of June 30, 2021, we had committed to purchase $1.1 million of equipment.
•

Stock Warrants.  We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP.  Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise).  Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.  As of June 30, 2021, approximately 1.0 million Stock Warrants remain issued, none of which are vested.

The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•

Long-Term Debt.  As of June 30, 2021, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2018 Credit Agreement with term loan borrowings of $120.0 million.

2016 Convertible Notes

Our 2016 Convertible Notes will be convertible at the option of the note holders during the period from December 15, 2021 to the close of business on the day immediately preceding March 15, 2022, subject to an observation holding period of 40 days.  For notes presented during this time frame, the settlement amount will be equal to the sum of the daily settlement amounts for each of the following 40 consecutive trading days during the related observation period.  As a result, we have reclassified our 2016 Convertible Notes as a current liability in our Balance Sheet. If none of the notes are converted, called, or put, our debt interest cash outlay during the next twelve months for the 2016 Convertible Notes will be $9.8 million of interest payments.

2018 Credit Agreement

Our 2018 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $15.0 million, and $1.9 million, respectively. We have the ability to make prepayments on our 2018 Credit Agreement without penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices.  As of June 30, 2021, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates.  We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the June 30, 2021 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments.  Our cash and cash equivalents as of June 30, 2021 and December 31, 2020 were $163.8 million and $188.7 million, respectively.  Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments.  Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks.  We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2021 and December 31, 2020 were $48.3 million and $51.6 million, respectively.  Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S.  The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board.  Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality.  At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement and Merchant Reserve Assets.  We are exposed to market risk associated with cash held on behalf of our customers related to our payment processing services.  As of June 30, 2021 and December 31, 2020, we had $142.7 million and $166.0 million, respectively, of cash collected on behalf of our customers.  The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our customers.  These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt.  The fair value of our convertible debt is exposed to market risk.  We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements).  Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock.  As of June 30, 2021, the fair value of the 2016 Convertible Notes was estimated at $237.2 million, using quoted market prices.

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

During the six months ended June 30, 2021, we generated approximately 88% of our revenue in U.S. dollars.  We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of June 30, 2021 and December 31, 2020, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2021		December 31, 2020
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(4)	$1,251	$(148)	$1,673
Euro	(412)	6,809	(288)	7,734
U.S. Dollar	(381)	23,174	(292)	24,445
South African Rand	-	2,005	-	4,809
Other	(335)	506	(6)	1,071
Totals	$(1,132)	$33,745	$(734)	$39,732

A hypothetical adverse change of 10% in the June 30, 2021 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of June 30, 2021.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A.  Risk Factors in our 2020 Form 10-K.  There were no material changes to the risk factors disclosed in our 2020 Form 10-K during the second quarter of 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the second quarter of 2021 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
April 1 - April 30	54,968	$46.38	53,500	4,141,717
May 1 - May 31	44,822	45.18	44,400	4,097,317
June 1 - June 30	55,765	45.07	54,800	4,042,517
Total	155,555	$45.56	152,700
(1)	The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)	See Note 8 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26AS*	Fifty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AT*	Fifty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26AU*	Fifty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.27E*	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27F*	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27G*	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27H*	Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.56	Employment Agreement with Elizabeth A. Bauer, dated May 20, 2021
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2021

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)