Form 10-Q
period 2021-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2021-11-04
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 32,645,848 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2021

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$195,365	$188,699
Short-term investments	29,175	51,598
Total cash, cash equivalents and short-term investments	224,540	240,297
Settlement and merchant reserve assets	158,925	166,031
Trade accounts receivable:
Billed, net of allowance of $3,157 and $3,628	243,160	226,623
Unbilled	38,099	37,785
Income taxes receivable	3,889	2,167
Other current assets	53,104	41,688
Total current assets	721,717	714,591
Non-current assets:
Property and equipment, net of depreciation of $110,862 and $105,073	76,725	81,759
Operating lease right-of-use assets	96,101	110,756
Software, net of amortization of $148,667 and $139,836	28,696	26,453
Goodwill	313,246	272,322
Acquired customer contracts, net of amortization of $111,602 and $105,778	55,032	48,012
Customer contract costs, net of amortization of $50,700 and $39,893	47,249	47,238
Deferred income taxes	9,156	10,205
Other assets	16,834	20,664
Total non-current assets	643,039	617,409
Total assets	$1,364,756	$1,332,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized discounts of $930 and zero	$236,570	$14,063
Operating lease liabilities	23,609	22,651
Customer deposits	32,232	39,992
Trade accounts payable	32,080	29,834
Accrued employee compensation	93,125	86,289
Settlement and merchant reserve liabilities	157,308	165,064
Deferred revenue	64,252	52,357
Income taxes payable	2,192	6,627
Other current liabilities	21,873	19,383
Total current liabilities	663,241	436,260
Non-current liabilities:
Long-term debt, net of unamortized discounts of $3,595 and $5,346	138,905	337,154
Operating lease liabilities	80,373	95,926
Deferred revenue	14,006	17,275
Income taxes payable	2,445	2,436
Deferred income taxes	6,700	5,109
Other non-current liabilities	15,462	15,445
Total non-current liabilities	257,891	473,345
Total liabilities	921,132	909,605
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,687 and 32,713 shares outstanding	704	700
Additional paid-in capital	482,387	470,557
Treasury stock, at cost; 36,418 and 35,980 shares	(914,274)	(894,126)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	3	13
Cumulative foreign currency translation adjustments	(35,786)	(31,151)
Accumulated earnings	906,955	876,402
Total CSG stockholders' equity	439,989	422,395
Noncontrolling interest	3,635	-
Total stockholders' equity	443,624	422,395
Total liabilities and stockholders' equity	$1,364,756	$1,332,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$263,209	$244,108	$771,462	$730,046

Cost of revenue (exclusive of depreciation, shown separately below)	134,705	131,073	401,185	400,432
Other operating expenses:
Research and development	34,384	30,425	99,350	90,025
Selling, general and administrative	54,923	47,032	152,988	136,415
Depreciation	6,225	5,817	18,604	17,016
Restructuring and reorganization charges	209	814	3,029	4,277
Total operating expenses	230,446	215,161	675,156	648,165
Operating income	32,763	28,947	96,306	81,881
Other income (expense):
Interest expense	(3,636)	(3,641)	(10,861)	(11,894)
Amortization of original issue discount	(794)	(751)	(2,350)	(2,221)
Interest and investment income, net	78	254	286	1,086
Other, net	(5,875)	(2,067)	(6,530)	(3,184)
Total other	(10,227)	(6,205)	(19,455)	(16,213)
Income before income taxes	22,536	22,742	76,851	65,668
Income tax provision	(6,406)	(9,176)	(21,769)	(20,222)
Net income	$16,130	$13,566	$55,082	$45,446

Weighted-average shares outstanding:
Basic	31,756	32,115	31,825	32,070
Diluted	31,960	32,273	32,033	32,296

Earnings per common share:
Basic	$0.51	$0.42	$1.73	$1.42
Diluted	0.50	0.42	1.72	1.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$16,130	$13,566	$55,082	$45,446
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,492)	7,667	(4,635)	(4,746)
Unrealized holding gains (losses) on short-term investments arising during period	3	(14)	(10)	14
Other comprehensive income (loss), net of tax	(6,489)	7,653	(4,645)	(4,732)
Total comprehensive income, net of tax	$9,641	$21,219	$50,437	$40,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Nine Months Ended September 30, 2021
BALANCE, January 1, 2021	32,713	$700	$470,557	$(894,126)	$(31,138)	$876,402	$-	$422,395
Comprehensive income:
Net income	-	-	-	-	-	19,631	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	(6)	-	-
Foreign currency translation adjustments	-	-	-	-	(355)	-	-
Total comprehensive income								19,270
Repurchase of common stock	(252)	(1)	(5,202)	(6,518)	-	-	-	(11,721)
Issuance of common stock pursuant to employee stock purchase plan	16	-	619	-	-	-	-	619
Issuance of restricted common stock pursuant to stock-based compensation plans	487	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(1)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,395	-	-	-	-	5,395
Dividends	-	-	-	-	-	(8,243)	-	(8,243)
BALANCE, March 31, 2021	32,963	704	471,364	(900,644)	(31,499)	887,790	-	427,715
Comprehensive income:
Net income	-	-	-	-	-	19,321	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	(7)	-	-
Foreign currency translation adjustments	-	-	-	-	2,212	-	-
Total comprehensive income								21,526
Repurchase of common stock	(156)	-	(92)	(6,957)	-	-	-	(7,049)
Issuance of common stock pursuant to employee stock purchase plan	19	-	716	-	-	-	-	716
Issuance of restricted common stock pursuant to stock-based compensation plans	6	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(35)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,022	-	-	-	-	5,022
Dividends	-	-	-	-	-	(8,150)	-	(8,150)
BALANCE, June 30, 2021	32,797	704	477,010	(907,601)	(29,294)	898,961	-	439,780
Comprehensive income:
Net income	-	-	-	-	-	16,130	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	3	-	-
Foreign currency translation adjustments	-	-	-	-	(6,492)	-	-
Total comprehensive income								9,641
Repurchase of common stock	(145)	-	(101)	(6,673)	-	-	-	(6,774)
Issuance of common stock pursuant to employee stock purchase plan	15	-	591	-	-	-	-	591
Issuance of restricted common stock pursuant to stock-based compensation plans	56	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(36)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,887	-	-	-	-	4,887
Dividends	-	-	-	-	-	(8,136)	-	(8,136)
Noncontrolling interest related to business combination	-	-	-	-	-	-	3,635	3,635
BALANCE, September 30, 2021	32,687	$704	$482,387	$(914,274)	$(35,783)	$906,955	$3,635	$443,624

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Nine Months Ended September 30, 2020
BALANCE, January 1, 2020	32,891	$696	$454,663	$(867,817)	$(39,503)	$848,623	$-	$396,662
Comprehensive income:
Net income	-	-	-	-	-	21,514	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	(24)	-	-
Foreign currency translation adjustments	-	-	-	-	(15,084)	-	-
Total comprehensive income								6,406
Repurchase of common stock	(299)	(2)	(7,555)	(6,408)	-	-	-	(13,965)
Issuance of common stock pursuant to employee stock purchase plan	14	-	564	-	-	-	-	564
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,857	-	-	-	-	4,857
Dividends	-	-	-	-	-	(7,693)	-	(7,693)
BALANCE, March 31, 2020	33,075	699	452,524	(874,225)	(54,611)	862,444	-	386,831
Comprehensive income:
Net income	-	-	-	-	-	10,366	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	52	-	-
Foreign currency translation adjustments	-	-	-	-	2,671	-	-
Total comprehensive income								13,089
Repurchase of common stock	(11)	-	(100)	(367)	-	-	-	(467)
Issuance of common stock pursuant to employee stock purchase plan	18	-	683	-	-	-	-	683
Issuance of restricted common stock pursuant to stock-based compensation plans	12	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(14)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,255	-	-	-	-	5,255
Dividends	-	-	-	-	-	(7,769)	-	(7,769)
BALANCE, June 30, 2020	33,080	699	458,362	(874,592)	(51,888)	865,041	-	397,622
Comprehensive income:
Net income	-	-	-	-	-	13,566	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	(14)	-	-
Foreign currency translation adjustments	-	-	-	-	7,667	-	-
Total comprehensive income								21,219
Repurchase of common stock	(143)	-	(152)	(5,570)	-	-	-	(5,722)
Issuance of common stock pursuant to employee stock purchase plan	16	-	591	-	-	-	-	591
Issuance of restricted common stock pursuant to stock-based compensation plans	183	2	(2)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,976	-	-	-	-	3,976
Dividends	-	-	-	-	-	(7,759)		(7,759)
BALANCE, September 30, 2020	33,125	$701	$462,775	$(880,162)	$(44,235)	$870,848	$-	$409,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$55,082	$45,446
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	18,604	17,016
Amortization	34,314	32,998
Amortization of original issue discount	2,350	2,221
Asset impairment	415	10,438
(Gain)/loss on short-term investments	51	(120)
Loss on extinguishment of debt	132	-
Loss on acquisition of controlling interest	6,180	-
Deferred income taxes	2,188	3,844
Stock-based compensation	15,304	14,088
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(11,960)	13,322
Other current and non-current assets and liabilities	(13,912)	(8,784)
Income taxes payable/receivable	(6,111)	1,542
Trade accounts payable and accrued liabilities	(18,329)	(24,618)
Deferred revenue	4,001	8,736
Net cash provided by operating activities	88,309	116,129

Cash flows from investing activities:
Purchases of software, property and equipment	(22,531)	(24,201)
Purchases of short-term investments	(57,734)	(49,100)
Proceeds from sale/maturity of short-term investments	80,092	37,743
Acquisition of and investments in business, net of cash acquired	(51,111)	(11,491)
Net cash used in investing activities	(51,284)	(47,049)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,926	1,838
Payment of cash dividends	(24,653)	(23,441)
Repurchase of common stock	(25,568)	(19,926)
Proceeds from long-term debt	150,000	-
Payments on long-term debt	(126,563)	(7,500)
Payments of deferred financing costs	(3,000)	-
Settlement and merchant reserve activity	(7,735)	(47,602)
Net cash used in financing activities	(35,593)	(96,631)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,872)	(1,653)

Net decrease in cash, cash equivalents and restricted cash	(440)	(29,204)

Cash, cash equivalents and restricted cash, beginning of period	354,730	337,654
Cash, cash equivalents and restricted cash, end of period	$354,290	$308,450

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$11,947	$12,941
Income taxes	25,688	14,756

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$195,365	$174,489
Settlement and merchant reserve assets	158,925	133,961
Total cash, cash equivalents and restricted cash	$354,290	$308,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and December 31, 2020, and for the quarters and nine months ended September 30, 2021 and 2020, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the expected results for the entire year ending December 31, 2021.

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

Reclassifications. Certain amounts for the prior period have been reclassified to conform to the September 30, 2021 presentation.

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

Revenue. The majority of our future revenue is related to our revenue management solution customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2021 through 2028. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of September 30, 2021, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $900 million, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 75% of this amount by the end of 2023, with the remaining amount recognized by the end of 2028. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cloud and related solutions	$231,418	$217,527	$686,685	$654,027
Software and services	19,518	15,260	49,330	43,502
Maintenance	12,273	11,321	35,447	32,517
Total revenue	$263,209	$244,108	$771,462	$730,046

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters and nine months ended September 30, 2021 and 2020, as a percentage of our total revenue, were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas (principally the U.S.)	85%	86%	85%	87%
Europe, Middle East, and Africa	12%	10%	11%	9%
Asia Pacific	3%	4%	4%	4%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other industry markets including financial services, healthcare, media and entertainment companies, and government entities. Revenue by customer vertical for the quarters and nine months ended September 30, 2021 and 2020, as a percentage of our total revenue, were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Broadband/Cable/Satellite	56%	59%	57%	59%
Telecommunications	20%	18%	19%	18%
Other	24%	23%	24%	23%
Total revenue	100%	100%	100%	100%

Deferred revenue recognized during the quarters ended September 30, 2021 and 2020 was $9.9 million and $6.1 million, respectively, and during the nine months ended September 30, 2021 and 2020 was $41.9 million and $33.4 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2021 and December 31, 2020, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets. As of September 30, 2021 and December 31, 2020, we had $1.4 million and $1.7 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit included in cash and cash equivalents in our Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$141,957	$140,340	$149,785	$148,818
Merchant reserve assets/liabilities	16,968	16,968	16,246	16,246
Total	$158,925	$157,308	$166,031	$165,064

Financial Instruments. Our financial instruments as of September 30, 2021 and December 31, 2020 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of September 30, 2021 and December 31, 2020 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of September 30, 2021 and December 31, 2020 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2021 and 2020 were $80.1 million and $37.7 million, respectively, and purchases of short-term investments for the nine months ended September 30, 2021 and 2020 were $57.7 million and $49.1 million, respectively.

Our short-term investments as of September 30, 2021 and December 31, 2020 were $29.2 million and $51.6 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$29,170	$—	$29,170	$33,535	$—	$33,535
Commercial paper	—	—	—	—	15,746	15,746
Corporate debt securities		—	—		1,351	1,351
Short-term investments:
Corporate debt securities	—	24,565	24,565	—	38,672	38,672
U.S. government agency bonds	—	—	—	—	4,642	4,642
Asset-backed securities	—	4,610	4,610	—	8,284	8,284
Total	$29,170	$29,175	$58,345	$33,535	$68,695	$102,230

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value (par value for convertible debt) and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2018 Credit Agreement (carrying value including current maturities)	$-	$-	$126,563	$126,563
2021 Credit Agreement (carrying value including current maturities)	150,000	150,000	—	—
2016 Convertible debt (par value)	230,000	237,763	230,000	244,663

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows (in thousands):

January 1, 2021 balance	$272,322
Goodwill acquired during period	42,417
Adjustments related to prior acquisitions	(45)
Effects of changes in foreign currency exchange rates	(1,448)
September 30, 2021 balance	$313,246

Goodwill acquired during the period primarily relates to the acquisition of Tango Telecom Limited and Kitewheel, LLC, as well as the additional investment in MobileCard Holdings, LLC. See Note 5 for discussion regarding these acquisitions.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist primarily of acquired customer contracts and software. As of September 30, 2021 and December 31, 2020, the carrying values of these assets were as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$166,634	$(111,602)	$55,032	$153,790	$(105,778)	$48,012
Software	177,363	(148,667)	28,696	166,289	(139,836)	26,453
Total intangible assets	$343,997	$(260,269)	$83,728	$320,079	$(245,614)	$74,465

Other intangible assets as of September 30, 2021 include assets acquired in the Tango Telecom Limited and Kitewheel LLC business acquisitions (see Note 5).

The total amortization expense related to other intangible assets for the third quarters of 2021 and 2020 were $6.5 million and $6.3 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $18.0 million and $18.9 million, respectively. Based on the September 30, 2021 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2021 - $24.4 million; 2022 - $21.0 million; 2023 - $16.7 million; 2024 - $11.1 million; and 2025 - $9.3 million.

Customer Contract Costs. As of September 30, 2021 and December 31, 2020, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$97,949	$(50,700)	$47,249	$87,131	$(39,893)	$47,238

During the second quarter of 2020, we recorded an impairment charge of $10.3 million for the write-off of capitalized customer contract costs related to a discontinued project implementation. This non-cash impairment charge is included primarily in the cost of revenue in our Condensed Consolidated Statements of Income ("Income Statement").

The total amortization expense related to customer contract costs for the third quarters of 2021 and 2020 were $5.3 million and $4.2 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $15.0 million and $12.8 million, respectively.

4. DEBT

Our long-term debt, as of September 30, 2021 and December 31, 2020, was as follows (in thousands):

	September 30,	December 31,
	2021	2020
2021 Credit Agreement:
Term loan, due September 2026, interest at adjusted LIBOR plus 1.375% (combined rate of 1.51% at September 30, 2021)	$150,000	$-
Less – deferred financing costs	(3,595)	—
2021 Term Loan, net of unamortized discounts	146,405	—
$450 million revolving loan facility, due September 2026, interest at adjusted LIBOR plus applicable margin	—	—
2018 Credit Agreement:
Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 1.75% at December 31, 2020)	—	126,563
Less – deferred financing costs	—	(1,155)
2018 Term Loan, net of unamortized discounts	—	125,408
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	—	—
2016 Convertible Notes:
Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	(671)	(3,021)
Less – deferred financing costs	(259)	(1,170)
2016 Convertible Notes, net of unamortized discounts	229,070	225,809
Total debt, net of unamortized discounts	375,475	351,217
Current portion of long-term debt, net of unamortized discounts	(236,570)	(14,063)
Long-term debt, net of unamortized discounts	$138,905	$337,154

2021 Credit Agreement. On September 13, 2021, we entered into a new $600 million credit agreement (the “2021 Credit Agreement”) with a consortium of banks to replace our $350 million credit agreement (“2018 Credit Agreement”).

The 2021 Credit Agreement provides borrowings in the form of: (i) a $150 million aggregate principal five-year term loan (the “2021 Term Loan”); and (ii) a $450 million aggregate principal five-year revolving loan facility (the “2021 Revolver”). With the $150 million proceeds from the 2021 Term Loan, we repaid the outstanding $120 million balance of the term loan under the 2018 Credit Agreement, resulting in a net increase of available cash by $30 million, a portion of which we used to pay certain fees and expenses in connection with the refinancing, and the remainder of which will be used for general corporate purposes.

The interest rates under the 2021 Credit Agreement are based upon our choice of an adjusted LIBOR rate plus an applicable margin of 1.375% - 2.125%, or an alternate base rate (“ABR”) plus an applicable margin of 0.375% - 1.125%, with the applicable margin, depending on our then-net secured total leverage ratio. We will pay a commitment fee of 0.150% - 0.325% of the average daily unused amount of the 2021 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio. The 2021 Credit Agreement includes LIBOR transition language in which we can elect an ABR, a Eurodollar rate, an alternate currency term rate, or an alternate currency daily rate.

The 2021 Credit Agreement contains customary affirmative covenants. In addition, the 2021 Credit Agreement has customary negative covenants that places limits on our ability to: (i) incur additional indebtedness; (ii) create liens on its property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; and (viii) prepay certain indebtedness; and (ix) issue capital stock of subsidiaries. We must also meet certain financial covenants to include: (i) a maximum total leverage ratio; (ii) a maximum first-lien leverage ratio; and (iii) a minimum interest coverage ratio. In conjunction with the 2021 Credit Agreement, we entered into a security agreement in favor of Bank of America N.A, as collateral agent (the “Security Agreement”). Under the Security Agreement and 2021 Credit Agreement, certain of our domestic subsidiaries have guaranteed its obligations, and have pledged substantially all of our assets to secure the obligations under the 2021 Credit Agreement and such guarantees.

During the nine months ended September 30, 2021, we made $6.6 million of principal repayments on our 2018 Term Loan. As of September 30, 2021, our interest rate on the 2021 Term Loan is 1.51% (adjusted LIBOR plus 1.375% per annum), effective through December 31 2021, and our commitment fee on the 2021 Revolver is 0.15%. As of September 30, 2021, we had no borrowing outstanding on our 2021 Revolver and had the entire $450.0 million available to us.

In conjunction with the closing of the 2021 Credit Agreement, we incurred financing costs of $3.0 million. When combined with the remaining deferred financing costs of the 2018 Credit Agreement, financing costs of $3.7 million have been deferred and are being amortized to interest expense using the effective interest method over the related term of the 2021 Credit Agreement. Additionally, as certain lenders from the 2018 Credit Agreement chose not to participate in the 2021 Credit Agreement syndication group, we wrote-off $0.1 million of unamortized debt issuance costs and recognized a loss on extinguishment of that debt.

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

As the 2016 Convertible Notes can be converted at the holder's option beginning December 15, 2021 and ending March 15, 2022, subject to an observation holding period of 40 days, the net carrying value of the 2016 Convertible Notes of $229.1 million has been classified as a current liability in our Balance Sheet as of September 30, 2021.

As a result of our quarterly dividend in September 2021 (see Note 8), the previous conversion rate for the 2016 Convertible Notes of 17.7159 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.45 per share of our common stock, has been adjusted to 17.7403 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.37 per share of our common stock. Holders may require us to repurchase the 2016 Convertible Notes for cash on each of March 15, 2022, March 15, 2026, and March 15, 2031, or upon the occurrence of a fundamental change (as defined in the 2016 Convertible Notes Indenture) in each case at a purchase price equal to the principal amount thereof plus accrued and unpaid interest.

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

As of September 30, 2021, none of the conversion features have been achieved, and thus, the 2016 Convertible Notes are not convertible by the holders.

5. ACQUISITIONS

Forte Payment Systems, Inc. In 2018, we acquired Forte Payment Systems, Inc. (“Forte”). The purchase agreement included provisions for $18.8 million of potential future earn-out payments. In the second quarter of 2021, a recipient notified us they would be voluntarily resigning later this year. Under the terms of the earn-out provisions, the entire earn-out will terminate upon exit of the recipient. As a result, in the second quarter of 2021, we reversed $2.4 million that had been accrued related to the potential earn-out payments. In the third quarter of 2021, the recipient ended their employment, and the earn-out was terminated.

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

The preliminary estimated fair values of assets acquired primarily include acquired customer contracts of $7.0 million, acquired trade accounts receivable of $3.4 million, acquired software of $2.0 million, and goodwill of $0.9 million and liabilities assumed primarily include deferred revenue of $1.7 million. The estimated fair values are considered provisional and are based on the information that was available as of the acquisition date. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but not later than one year from the acquisition date.

Kitewheel, LLC. On July 1, 2021, we acquired Kitewheel, the leading provider for customer journey orchestration and analytics, headquartered in Boston, Massachusetts. We acquired 100% of the equity of Kitewheel for a purchase price of $40.0 million, with $34.0 million paid upon close and the remaining $6 million to be paid in equal annual amounts over the next three years. This acquisition will allow us to expand our customer engagement business, providing real-time, meaningful end-to-end customer experiences for leading brands.

The preliminary estimated fair values of assets acquired primarily include goodwill of $30.8 million, acquired customer contracts of $6.6 million, acquired trade accounts receivable of $3.1 million, and acquired software of $3.2 million, and liabilities assumed primarily include deferred revenue of $3.5 million. The estimated fair values are considered provisional and are based on the information that was available as of the acquisition date. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but not later than one year from the acquisition date.

MobileCard Holdings, LLC. In 2018, we invested in MobileCard Holdings, LLC (“MobileCard”), a mobile money fintech payment company that enables omni-channel digital payments and financial inclusion in Latin America. As of June 30, 2021, we held a 15% noncontrolling equity interest with a carrying value of approximately $8 million included in other non-current assets in our Balance Sheet. In July 2021, we purchased additional LLC units from a third-party for approximately $4 million and contributed cash of approximately $2 million. As a result of these transactions, we have a 64% controlling interest in the company. Beginning in the third quarter of 2021, the results of MobileCard are consolidated in our results of operations. We preliminarily recorded goodwill of $9.6 million and are in the process of reviewing the valuation analysis and calculations necessary to finalize the required purchase price allocations.

Upon obtaining control of MobileCard, the fair value of our pre-exiting equity investment was remeasured resulting in a $6.2 million non-cash loss as of the acquisition date, which is reflected in other income (expense) on our Income Statement. The fair value was based upon transaction price as it best represented what a market participant would be willing to pay for the LLC units. The non-controlling interest of $3.6 million is recorded in total stockholders' equity. We will record 100% of the profits and losses until the cumulative losses have been recovered. Profits will then be allocated based on equity sharing ratios.

Keydok, LLC. On September 14, 2021, we acquired Keydok LLC (“Keydok”), a digital identity and document management platform provider, headquartered in Mexico. We acquired 100% of the equity of Keydok for a purchase price of $1.0 million, which includes provisions for up to $18.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation or acquisition costs, as applicable. The earn-out period is through September 30, 2025. The results of Keydok are included in our results of operations from the acquisition date. We preliminarily recorded goodwill of $1.0 million, however, have not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems, a provider of configure, price and quote (CPQ) and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT Systems for a purchase price of AUD 21.3 million (approximately $16 million), which includes provisions for up to AUD 18.0 million (approximately $13.0 million) of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through September 30, 2025. The results of DGIT Systems will be included in our results of operations from the acquisition date. We have not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations.

6. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit. At September 30, 2021, we had $2.4 million of restricted assets used to collateralize these guarantees, with $1.4 million included in cash and cash equivalents and $1.0 million included in other non-current assets. We have bid bonds and performance guarantees in the form of surety bonds issued through a third-party of $3.9 million that were not required to be recorded on our Balance Sheet. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements.

Additionally, we have money transmitter bonds issued through a third-party for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses. At September 30, 2021, we had total aggregate money transmitter bonds of approximately $16 million outstanding.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our outsourced customer care and billing solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2021, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2021. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

No reconciliation of the basic and diluted EPS numerators is necessary as net income is used as the numerators for all periods presented. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic weighted-average common shares	31,756	32,115	31,825	32,070
Dilutive effect of restricted common stock	204	158	208	226
Diluted weighted-average common shares	31,960	32,273	32,033	32,296

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

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the third quarters of 2021 and 2020 we repurchased approximately 143,000 shares of our common stock for $6.7 million (weighted-average price of $46.66 per share) and approximately 139,000 shares of our common stock for $5.5 million (weighted-average price of $39.93 per share), respectively, and during the nine months ended September 30, 2021 and 2020 we repurchased approximately 438,000 shares of our common stock for $20.1 million (weighted-average price of $46.04 per share), and approximately 290,000 shares of our common stock for $12.3 million (weighted-average price of $42.55 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of September 30, 2021, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 3.9 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the third quarters of 2021 and 2020 we repurchased and then cancelled approximately 2,000 shares of common stock for $0.1 million and approximately 4,000 shares of common stock for $0.1 million, respectively, and during the nine months ended September 30, 2021 and 2020 we repurchased and then cancelled approximately 115,000 shares of common stock for $5.5 million and approximately 163,000 shares of common stock for $7.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends. During the third quarter of 2021, the Board approved a quarterly cash dividend of $0.25 per share of common stock, totaling $8.1 million. During the third quarter of 2020, the Board approved a quarterly cash dividend of $0.235 per share of common stock, totaling $7.8 million. Dividends declared for the nine months ended September 30, 2021 and 2020 totaled $24.5 million and $23.2 million, respectively.

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

As of September 30, 2021, 1.0 million Stock Warrants remain issued, none of which were vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and nine months ended September 30, 2021 is as follows (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,167	$43.95	1,041	$41.31
Awards granted	58	46.78	577	47.75
Awards forfeited/cancelled	(40)	44.76	(79)	43.37
Awards vested	(44)	39.02	(398)	41.40
Unvested awards, ending	1,141	$44.26	1,141	$44.26

Included in the awards granted during the nine months ended September 30, 2021 are performance-based awards for 0.1 million restricted common stock shares issued to members of executive management and certain key employees, which vest in the first quarter of 2023 upon meeting certain pre-established financial performance objectives over a two-year performance period. Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the nine months ended September 30, 2021 are primarily time-based awards, which vest annually over four years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the third quarters of 2021 and 2020 of $4.9 million and $4.0 million, respectively, and for the nine months ended September 30, 2021 and 2020 of $15.3 million and $14.1 million, respectively.

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

Company Overview

We are one of the world’s leading providers of revenue management, customer engagement, and payment solutions that enable a growing list of companies around the world to monetize relationships with their customers in an era of rapid change and digital transformation. We leverage nearly 40 years of experience to deliver innovative customer engagement solutions that help our customers solve their toughest challenges, helping them make ordinary customer experiences extraordinary. Our diverse, worldwide workforce draws from real-world knowledge and extensive expertise to design and implement business solutions that make our customers’ hardest decisions simpler so that they can focus on delivering differentiated and real-time experiences to their customers.

We offer solutions for every stage of the customer lifecycle so our customers can deliver an outstanding customer experience that adapts to their customers’ rapidly changing demands. Our proven solutions are built on a combination of on-premise, public and private cloud platforms, either customized or pre-integrated, as well as managed services models that adapt to fit our customers’ unique business needs and enable the transformative change required to create personalized experiences that drive loyalty and retention.

We focus our research and development (“R&D”) and acquisition investments on expanding our offerings in a timely and efficient manner to address the complex, transformative needs of our customers in a wide variety of industries. Our scalable, modular, and flexible solutions combined with our domain expertise and our ability to effectively migrate customers to our solutions, provide the industry with proven solutions to improve their profitability and consumers’ experiences. We have specifically architected our solutions to offer a phased, incremental approach to transforming our customers' businesses, thereby reducing the business interruption risk associated with this evolution.

As discussed in Note 2 to our Financial Statements, we generate a majority of our revenue from the global communications markets; however, we serve an expanding group of customers in other markets including financial services, healthcare, media and entertainment companies, and government entities.

We are a member of the S&P Small Cap 600 and Russell 2000 indices.

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency. Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our employees, while meeting the needs of our customers. While we have taken measures to protect our employees, to include a remote working environment for those employees who are able to conduct business from home and reduced travel, we are still conducting business as usual and are working with our customers to minimize any potential disruption. Additionally, we have begun to roll out our workplace of the future philosophy that supports work-life integration and employees' diverse needs, providing flexibility and personal choice so employees can do their best work from anywhere. We do not believe that our workplace philosophy and limited staffing in select office locations has adversely impacted our internal controls, financial reporting systems, or our operations.

The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict. As we continue to manage our business in this uncertain environment, our priorities remain the health and safety of our employees, providing our customers with world-class services and solutions, and prudently managing our liquidity to ensure our continued financial strength. As a result of COVID-19 related supply chain issues, our capital expenditures may increase in the short-term as we forward purchase IT related hardware and other supplies. As of September 30, 2021, we had approximately $225 million in cash, cash equivalents and short-term investments, and an additional $450 million available to borrow under our revolving credit facility.

See our Risk Factors in our 2020 Form 10-K for additional details.

Management Overview of Quarterly Results

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2021, when compared to the third quarter of 2020, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2021	September 30, 2020
Revenue	$263,209	$244,108
Transaction fees (1)	16,240	16,413
Operating Results:
Operating income	$32,763	$28,947
Operating income margin	12.4%	11.9%
Diluted EPS	$0.50	$0.42
Supplemental Data:
Restructuring and reorganization charges	$209	$814
Executive transition costs (2)	-	1,786
Acquisition-related costs:
Amortization of acquired intangible assets	3,213	3,051
Transaction-related costs	435	15
Stock-based compensation (2)	4,945	4,500
Amortization of OID	794	751
Loss on acquisition of controlling interest (3)	6,180	-
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
(3)
During the third quarter of 2021, we acquired a controlling interest in MobileCard (see Note 5 to our Financial Statements). Upon acquisition, we recognized a non-cash loss in other income (expense) related to the fair value remeasurement of the previously held equity investment interest.

Revenue. Revenue for the third quarter of 2021 was $263.2 million, a 7.8% increase when compared to revenue of $244.1 million for the third quarter of 2020. This year-over-year increase can be primarily attributed to the continued growth of our revenue management solutions.

Operating Results. Operating income for the third quarter of 2021 was $32.8 million, or a 12.4% operating margin percentage, compared to $28.9 million, or an 11.9% operating margin percentage for the third quarter of 2020. The increase in operating income can be primarily attributed to the revenue growth in 2021.

Diluted EPS. Diluted EPS for the third quarter of 2021 was $0.50 compared to $0.42 for the third quarter of 2020, with the increase primarily due to the increase in our operating results, discussed above. EPS for the third quarter of 2021 was impacted by a $6.2 million non-cash loss recorded on obtaining a controlling interest in a pre-existing investment.

Cash and Cash Flows. As of September 30, 2021, we had cash, cash equivalents and short-term investments of $224.5 million, as compared to $212.1 million as of June 30, 2021 and $240.3 million as of December 31, 2020. Our cash flows from operating activities for the quarter ended September 30, 2021 were $48.1 million. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Customer Concentration. A large percentage of our historical revenue has been generated from our two largest customers, which are Charter Corporation Inc. (“Charter”) and Comcast.

Revenue from these customers for the indicated periods was as follows (in thousands, except percentages):

	Quarter Ended
	September 30, 2021		June 30, 2021		September 30, 2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$55,332	21%	$55,102	22%	$53,202	22%
Comcast	53,840	20%	53,789	21%	52,483	22%

The percentages of net billed accounts receivable balances attributable to our largest customers as of the indicated dates were as follows:

	As of
	September 30,	June 30,	December 31,
	2021	2021	2020
Charter	22%	24%	20%
Comcast	19%	20%	19%

See our 2020 10-K for additional discussion of our business relationships and contractual terms with Charter and Comcast.

Charter. Charter is one of our significant customers representing approximately 21% of our revenue. On November 2, 2021, we entered into an amendment to our current agreement with Charter (the “Amended Agreement”). The Amended Agreement provides the framework for Charter to consolidate its residential and small and medium business internet, video, and landline voice customer accounts (“Customer Account(s)”) onto our Advanced Convergent Platform (“ACP”) solution. The key terms of the Amended Agreement are as follows:

•
The Amended Agreement is effective January 1, 2022, and extends our contractual relationship with Charter through December 31, 2027 (a six-year initial term). In addition, the Amended Agreement will automatically be extended for an additional one-year term, subject to Charter achieving certain conditional processing minimums on July 1, 2027, unless Charter provides us with written notice of non-renewal.
•
Consistent with the previous agreements, the fees to be generated under the Amended Agreement will be based primarily on monthly recurring charges for our revenue and customer management solutions and related services per Customer Account, and various other ancillary services based on actual usage. Certain of the per-unit fees include volume-based pricing tiers, and may be subject to annual price escalators.
•
The Amended Agreement contains modified pricing and a minimum commitment associated with the number of Customer Accounts that are to be processed on ACP which encompasses all subscribers receiving services. However, if Charter fails to achieve the minimum commitment by December 31, 2027, Charter will be obligated to pay a minimum commitment true-up, to be invoiced in January 2028. In order for Charter to meet the minimum commitment, Charter will need to convert additional Customer Accounts onto ACP. As such, the Amended Agreement outlines the estimated conversion and go-live for the remaining Customer Accounts not already on ACP, and includes incentives for the conversion of those additional Customer Accounts onto ACP.
•
We maintain the exclusive right to provide print and mail services to all current and future Customer Accounts through the term of the Amended Agreement.
•
The Amended Agreement contains certain rights and obligations of both parties, including the following key items: (i) the termination of the Agreement under certain conditions; (ii) various service level commitments; and (iii) remedies and limitation on liabilities associated with specified breaches of contractual obligations.

During the second and third quarters of 2021, Charter migrated approximately 300,000 and 800,000 Charter Customer Accounts, respectively, onto our ACP solution. As outlined in the Amended Agreement, Charter currently plans to migrate their remaining Customer Accounts onto ACP over an estimated twelve to eighteen months. The Amended Agreement is not expected to have a material impact to our 2021 results of operations.

The anticipated revenue impact from the Amended Agreement in both the near and long terms may vary depending on the actual number of Customer Accounts converting, the timing of such conversion and the actual level of products and services consumed by Charter and actual results may vary depending upon a variety of factors. We undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Results of Operations

Revenue. Total revenue for the: (i) third quarter of 2021 was $263.2 million, a 7.8% increase when compared to $244.1 million for the third quarter of 2020; and (ii) nine months ended September 30, 2021 was $771.5 million, a 5.7% increase when compared to $730.0 million for the nine months ended September 30, 2020. These year-over-year increases can be primarily attributed to the continued growth of our revenue management solutions, and to a lesser degree, favorable foreign currency movements. Approximately 90% of the year-over-year increases in revenue can be attributed to organic growth resulting from increased professional services revenues related to implementation projects, increased utilization of our managed services and interactive messaging solutions, and conversions of customer accounts onto our solutions.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the third quarters and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas (principally the U.S.)	$223,057	$210,864	$658,064	$637,787
Europe, Middle East, and Africa	30,770	23,429	82,995	66,595
Asia Pacific	9,382	9,815	30,403	25,664
Total revenue	$263,209	$244,108	$771,462	$730,046

Total Operating Expenses. Total operating expenses for the: (i) third quarter of 2021 were $230.4 million, a 7.1% increase when compared to $215.2 million for the third quarter of 2020; and (ii) nine months ended September 30, 2021 was $675.2 million, a 4.2% increase when compared to $648.2 million for the nine months ended September 30, 2020. These increases can be mainly attributed to employee-related costs as we continue to grow the business, to include the costs associated with the recently acquired businesses (see Note 5 to our Financial Statements), and to a lesser degree, unfavorable foreign currency movements. In addition, during the second quarter of 2020, we recorded an approximately $10 million impairment charge for the write-off of capitalized customer contract costs related to a discontinued project implementation project.

The components of total expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the: (i) third quarter of 2021 was $134.7 million, a 2.8% increase when compared to $131.1 million for the third quarter of 2020; and (ii) nine months ended September 30, 2021 was $401.2 million, a 0.2% increase when compared to $400.4 million for the nine months ended September 30, 2020. The increases in cost of revenue between periods can be mainly attributed to higher employee-related costs, reflective of the growth of our business, to include our recent acquisition activity. As noted above, the nine months ended September 30, 2020 includes an approximately $10 million impairment charge incurred in the second quarter of 2020. Total cost of revenue as a percentage of revenue for the: (i) third quarters of 2021 and 2020 were 51.2% and 53.7%, respectively; and (ii) nine months ended September 30, 2021 and 2020 were 52.0% and 54.9%, respectively.

R&D Expense. R&D expense for the: (i) third quarter of 2021 was $34.4 million, a 13.0% increase when compared to $30.4 million for the third quarter of 2020; and (ii) nine months ended September 30, 2021 was $99.4 million, a 10.4% increase when compared to $90.0 million for the nine months ended September 30, 2020. These increases in R&D expense can be mainly attributed to increased employee-related costs, to include personnel and the related costs previously assigned to cost of revenue projects being reassigned to R&D projects, and the development personnel acquired with our recent acquisition activities. As a percentage of total revenue, R&D expense for the third quarters of 2021 and 2020 were 13.1% and 12.5%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable our customers worldwide to provide a more personalized experience while introducing new digital products and services. This includes the continued investment in our cloud-based solutions and integration of the recently acquired assets into our solutions.

SG&A Expense. SG&A expense for the: (i) third quarter of 2021 was $54.9 million, a 16.8% increase when compared to $47.0 million for the third quarter of 2020; and (ii) nine months ended September 30, 2021 was $153.0 million, a 12.1% increase when compared to $136.4 million for the nine months ended September 30, 2020. The increases in SG&A expense are mainly attributed to the increases in employee-related costs, and is reflective of our growth strategy, to include the SG&A costs associated with our recently acquired businesses, as we continue to pursue organic and inorganic growth opportunities. Our SG&A costs as a percentage of total revenue for the: (i) third quarters of 2021 and 2020 were 20.9% and 19.3%, respectively.

Depreciation. Depreciation expense for the: (i) third quarter of 2021 was $6.2 million, a 7.0% increase when compared to $5.8 million for the third quarter of 2020; and (ii) nine months ended September 30, 2021 was $18.6 million, a 9.3% increase when compared to $17.0 million for the nine months ended September 30, 2020. These increases can be primarily attributed to the expenditures on software, technology, and security infrastructure, which generally have shorter depreciable lives.

Operating Income. Operating income for the: (i) third quarter of 2021 was $32.8 million, or 12.4% of total revenue, compared to $28.9 million, or 11.9% of total revenue for the third quarter of 2020, and (ii) nine months ended September 30, 2021 was $96.3 million or 12.5% of total revenue, compared to $81.9 million or 11.2% of total revenue for the nine months ended September 30, 2020. The increases in operating income between periods can be primarily attributed to the revenue growth in 2021, discussed above.

Other, net. During the third quarter of 2021, we made an additional investment in MobileCard (see Note 5 to our Financial Statements), resulting in a controlling interest of the company. Upon obtaining control of MobileCard, the fair value of our pre-existing equity investment was remeasured resulting in a $6.2 million non-cash loss as of the acquisition date.

Income Tax Provision. The effective income tax rates for the third quarters and nine months ended September 30, 2021 and 2020 were as follows:

Quarter Ended		Nine Months Ended
September 30,		September 30,
2021	2020	2021	2020
28%	40%	28%	31%

The third quarter of 2020 effective income tax rate reflects an adjustment for the income tax impact related to the Separation Agreement entered into during the quarter with our former President and CEO.

Our estimated full year 2021 effective income tax rate is approximately 28%.

Liquidity

Cash and Liquidity. As of September 30, 2021, our principal sources of liquidity included cash, cash equivalents and short-term investments of $224.5 million, as compared to $212.1 million as of June 30, 2021, and $240.3 million as of December 31, 2020. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

During the third quarter of 2021, we refinanced our 2018 Credit Agreement which extended the term of the loan from March 2023 to September 2026. The 2021 Credit Agreement increased our liquidity and capital resources position by approximately $30 million. Additionally, as part of our 2021 Credit Agreement, we expanded our revolving loan facility, the 2021 Revolver, from $200 million to $450 million. As of September 30, 2021, there were no borrowings outstanding on the 2021 Revolver. The 2021 Credit Agreement contains customary affirmative covenants and financial covenants. As of September 30, 2021, and the date of this filing, we believe that we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30,	December 31,
	2021	2020
Americas (principally the U.S.)	$161,246	$183,918
Europe, Middle East and Africa	37,431	47,513
Asia Pacific	25,863	8,866
Total cash, equivalents and short-term investments	$224,540	$240,297

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences. As of September 30, 2021, we had $1.4 million of cash restricted as to use primarily to collateralize outstanding letters of credit included in our total cash, cash equivalents and short-term investments balance.

Additionally, as of September 30, 2021 and December 31, 2020, we have $158.9 million and $166.0 million, respectively of settlement and merchant reserve assets. These funds are held with major financial institutions and while not legally or contractually restricted, we do hold these funds in separate accounts, and classify them as restricted cash in the Statements of Cash Flows.

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

Our 2021 and 2020 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2021:
March 31	$49,273	$(51,497)	$(2,224)
June 30	42,930	1,523	44,453
September 30	42,417	3,663	46,080
Total	$134,620	$(46,311)	$88,309

2020:
March 31	$52,938	$(59,900)	$(6,962)
June 30	41,022	16,800	57,822
September 30	31,971	33,298	65,269
Total	$125,931	$(9,802)	$116,129

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2021:
March 31	$250,743	$(3,718)	$247,025	70
June 30	226,774	(3,546)	223,228	68
September 30	246,317	(3,157)	243,160	65
2020:
March 31	$264,601	$(3,888)	$260,713	72
June 30	248,470	(4,057)	244,413	73
September 30	228,847	(3,730)	225,117	68

As of September 30, 2021 and 2020, approximately 97% and 95%, respectively, of our billed accounts receivable balance were less than 60 days past due.

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

Accrued Employee Compensation

Accrued employee compensation increased $6.8 million to $93.1 million as of September 30, 2021, from $86.3 million as of December 31, 2020, due primarily to accruals for 2021 employee incentive compensation and wages, offset by the payment of the 2020 employee incentive compensation that was fully accrued at December 31, 2020.

Income Taxes Payable/Receivable

Net income taxes payable/receivable (current and non-current) at September 30, 2021 was a net income taxes payable balance of $0.7 million, compared to a net income taxes payable balance of $6.9 million at December 31, 2020. This net of $6.2 million change is primarily due to the timing of our estimated Federal and state income tax payments.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below. During the nine months ended September 30, 2021, we made the following cash payments for acquisitions: (i) Tango for approximately $11 million, net of cash acquired; (ii) Kitewheel for approximately $34 million; and (iii) Keydok for approximately $1 million. We also made an investment in MobileCard of approximately $6 million. During the nine months ended September 30, 2020, we acquired Tekzenit, Inc. for approximately $10 million and made investments in MobileCard of $1.5 million. This activity is included in our cash flows from investing activities.

Purchases/Sales of Short-Term Investments

For the nine months ended September 30, 2021 and 2020, we purchased $57.7 million and $49.1 million, respectively, and sold (or had mature) $80.1 million and $37.7 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity.

Software, Property and Equipment

Our capital expenditures for the nine months ended September 30, 2021 and 2020 for software, property and equipment were $22.5 million and $24.2 million, respectively, and consisted principally of investments in computer software, hardware, and related equipment and statement production equipment.

Cash Flows from Financing Activities. Our financing activities typically consist of activities associated with our common stock, long-term debt, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the nine months ended September 30, 2021 and 2020, the Board approved dividends totaling $24.5 million and $23.2 million, respectively, and made dividend payments of $24.7 million and $23.4 million, respectively, through September 30, 2021 and 2020, with the differences attributed to dividends on unvested incentive shares that are paid upon vesting of those shares.

Repurchase of Common Stock

During the nine months ended September 30, 2021 and 2020, we repurchased approximately 438,000 and 290,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $20.1 million and $12.3 million, respectively, and paid $20.2 million and $12.1 million, respectively, through September 30, 2021 and 2020, with the differences attributed to the timing of share settlement.

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2021 and 2020, we repurchased from our employees and then cancelled approximately 115,000 and 163,000 shares of our common stock, respectively, for $5.4 million and $7.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Long-term Debt

In September 2021, we refinanced our 2018 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2021 Credit Agreement, resulting in a net increase of available cash of $30.0 million. As part of the refinancing, we paid $3.0 million of deferred financing costs.

Additionally, during the nine months ended September 30, 2021 and 2020, we made principal repayments of $126.6 million and $7.5 million, respectively.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the nine months ended September 30, 2021 and 2020, we had net settlement and merchant reserve activity of $7.7 million and $47.6 million, respectively, related to the cash collected, held on behalf, and paid to our customers related to our payment processing services and the net change in deposits held on behalf of our customers.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash, Cash Equivalents and Short-term Investments. As of September 30, 2021, we had cash, cash equivalents, and short-term investments of $224.5 million, of which approximately 68% is in U.S. dollars and held in the U.S. Included in cash and cash equivalents is $1.4 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.
•
Revolving Credit Facility. In September 2021, we refinanced our 2018 Credit Agreement, which includes a $450 million revolving loan facility, our 2021 Revolver. As of September 30, 2021, we had no borrowing outstanding on our 2021 Revolver and had the entire $450 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of September 30, 2021, we had 3.9 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement may place certain limitations on our ability to repurchase our common stock.

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

During the nine months ended September 30, 2021, we repurchased approximately 438,000 shares of our common stock for $20.1 million (weighted-average price of $46.04 per share).

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2021, we repurchased from our employees and then cancelled approximately 115,000 shares of our common stock for $5.4 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Executive Transition. In August 2020, we entered into a Separation Agreement with our former President and CEO which includes a commitment to pay additional compensation of approximately $7 million, for which approximately $5 million will be paid in the fourth quarter of 2021 and approximately $2 million will be paid in 2022.
•
Cash Dividends. During the nine months ended September 30, 2021, the Board declared dividends totaling $24.5 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.
•
Acquisitions. The 2020 Tekzenit acquisition includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a measurement period through March 31, 2023. As of September 30, 2021, we have made no earn-out or qualified sales payments for this acquisition.

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

In July 2021, we made an additional investment of $6.1 million in MobileCard. After this investment, we now hold a 64% controlling interest in the company.

On September 14, 2021, we acquired Keydok, a digital identity and document management platform provider, headquartered in Mexico. We acquired 100% of the equity of Keydok for a purchase price of $1.0 million, which includes provisions for up to $18.0 million of potential future earn-out payments.

On October 4, 2021, we acquired DGIT Systems, a provider of configure, price, and quote (CPQ) and order management solutions for the telecoms industry. We acquired 100% of the equity of DGIT Systems for a purchase price of AUD 21.3 million (approximately $16 million), which includes provisions for up to AUD 18.0 million (approximately $13.0 million) of potential future earn-out payments. The earn-out period is through September 30, 2025.

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

•
Capital Expenditures. During the nine months ended September 30, 2021, we spent $22.5 million on capital expenditures. As of September 30, 2021, we had committed to purchase $1.2 million of equipment.
•
Stock Warrants. We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of September 30, 2021, approximately 1.0 million Stock Warrants remain issued, none of which are vested.

The Stock Warrants are discussed in more detail in Note 8 to our Financial Statements.

•
Long-Term Debt. As of September 30, 2021, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2021 Credit Agreement with term loan borrowings of $150.0 million.

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

2021 Credit Agreement

Our 2021 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates) for the next twelve months is $7.5 million, and $2.2 million, respectively. We have the ability to make prepayments on our 2021 Credit Agreement without penalty.

Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash, cash equivalents and short-term investments balances and our 2021 Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next twelve months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2021, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2016 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates on our 2021 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. See Note 4 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the September 30, 2021 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2021 and December 31, 2020 were $195.4 million and $188.7 million, respectively. Certain of our cash balances are “swept” into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2021 and December 31, 2020 were $29.2 million and $51.6 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our customers related to our payment processing services. As of September 30, 2021 and December 31, 2020, we had $158.9 million and $166.0 million, respectively, of cash collected on behalf of our customers. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our customers. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of September 30, 2021, the fair value of the 2016 Convertible Notes was estimated at $237.8 million, using quoted market prices.

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

During the nine months ended September 30, 2021, we generated approximately 87% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of September 30, 2021 and December 31, 2020, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2021		December 31, 2020
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(6)	$1,597	$(148)	$1,673
Euro	(234)	5,057	(288)	7,734
U.S. Dollar	(458)	40,230	(292)	24,445
South African Rand	(164)	6,803	-	4,809
Other	(45)	600	(6)	1,071
Totals	$(907)	$54,287	$(734)	$39,732

A hypothetical adverse change of 10% in the September 30, 2021 exchange rates would not have had a material impact upon our results of operations based on the monetary assets and liabilities as of September 30, 2021.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2020 Form 10-K. There were no material changes to the risk factors disclosed in our 2020 Form 10-K during the third quarter of 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the third quarter of 2021 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
July 1 - July 31	54,840	$45.89	54,700	3,987,817
August 1 - August 31	46,955	46.52	44,900	3,942,917
September 1 - September 30	43,400	47.86	43,400	3,899,517
Total	145,195	$46.68	143,000
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

4.60

$600.0 million Amended and Restated Credit Agreement dated September 13, 2021, among CSG Systems International, Inc., as Borrower, the Subsidiary Guarantors Party Hereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and an Issuing Bank, Wells Fargo Bank, National Association, as Syndication Agent, BBVA, USA and U.S. Bank National Association, as Co-Documentation Agents, the Lenders Party Hereto, and the Other Issuing Banks Party Hereto BofA Securities, Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners

10.26AV*	Fifty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.27I*	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27J*	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2021

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Rolland B. Johns
Rolland B. Johns
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)