Form 10-K
period 2021-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2022-02-18
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $1,079,517,371.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2022 was 32,348,439.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed on or prior to April 30, 2022, are incorporated by reference into Part III of this Report.

CSG SYSTEMS INTERNATIONAL, INC.

2021 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders, and in press releases. In addition, our representatives may from time to time make oral forward-looking statements.

Forward-looking statements relate to future events and typically address our expected future business and financial performance. Statements in this report that are not historical facts are forward looking statements. Words such as "expect," "anticipate," "intend," "plan," "aspire," "believe," "seek," "see," "will," "would," "may," "target," and similar expressions and variations or negatives of these words, typically identify such forward-looking statements. These include, among others, statements relating to:

•
risks related to the global pandemic associated with the COVID-19 pandemic;
•
relationships with and financial condition of our significant customers;
•
continued market acceptance of our products and services;
•
our ability to continuously develop and enhance products in a timely, cost-effective, technically advanced, and competitive manner;
•
our ability to deliver our solutions in a timely fashion within budget, particularly large and complex software implementations;
•
our dependency on the industries in which we serve;
•
our ability to meet our financial expectations;
•
increasing competition in our market from companies of greater size and with broader presence;
•
our ability to successfully integrate and manage acquired businesses or assets to achieve expected strategic, operating, and financial goals;
•
our ability to protect our intellectual property rights;
•
our ability to maintain a reliable, secure computing environment;
•
our ability to conduct business in the international marketplace;
•
our ability to comply with applicable U.S. and international laws and regulations; and
•
fluctuations in credit market conditions, general global economic and political conditions, and foreign currency exchange rates.

We assume no obligation to update or revise any forward-looking statements except as required by federal securities laws.

Forward-looking statements are based on management’s beliefs, assumptions and expectations of future events and trends that are subject to risks and uncertainties. Forward-looking statements speak only as of the date made, and actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. We have included important factors in this Form 10-K, particularly under "Item 1A. Risk Factors" that we believe could cause actual results to differ materially from any forward-looking statement. Investors are cautioned not to place undue reliance on forward-looking statements. For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission ("SEC").

PART I

Item 1. Business

Who We Are

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) is a purpose-driven, SaaS platform company that enables large enterprise customers in a wide variety of industry verticals to tackle the ever-growing complexity of business in the digital age. Our cloud-first architecture and customer-centric approach help companies around the world acquire, monetize, engage, and retain their B2B (business-to-business) and B2C (business-to-consumer) customers. CSG manages billions of critical customer interactions annually, and we do it with a singular focus – an obsession on our customers’ success.

As a global technology leader, we aspire to envision, invent, and shape a better, more future-ready world. Specifically, our mission is focused on helping leading brands compete and win in the digital age by making it easier for their customers do business with them by channeling the power of all to make ordinary customer and employee experiences extraordinary.

Every company needs to make it easier for their consumer and enterprise customers to do business with them in the customers’ preferred modality that provides an exceptional experience for their employees. They need to make it easier for customers to identify which product or service is right for them; easier to buy, procure, and provision their goods and services; easier to communicate with or get updates from them; easier to modify the goods/services they buy; and easier to pay for the products and services they purchase. This is exactly where CSG’s SaaS platforms come in.

Industry leaders in telecom, broadband, cable media, retail, healthcare, financial services, insurance, government and other industries leverage the power of our technology to compete and win in the digital age. For example, this past year, two of the largest drugstore chains in the United States (“U.S.”) and one of the largest retailers used our technology to help improve their digital customer experience related to COVID-19 vaccinations, appointment scheduling, prescription refill notifications, and other transactional engagements. We also helped one of the largest financial services providers in the U.S. to streamline and personalize their mortgage and auto lending processes in a digital world with our journey orchestration and analytics offerings. And, we helped some of the largest Communication Service Providers ("CSPs") in the world scale and grow their enterprise and consumer businesses by consolidating, standardizing, and automating their disparate systems to a modern platform that can scale and manage complex ecosystems, new digital B2B marketplaces, 5G deployments, and multi-sided business models.

Our 5,000-plus employees around the globe have made CSG a trusted technology leader and SaaS platform company to some of the biggest and most innovative brands around the world.

We have offices in over 20 countries and our corporate headquarters is located at 6175 S. Willow Drive, 10th Floor, Greenwood Village, Colorado 80112, and the telephone number at that address is (303) 200-2000.

Our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CSGS”. We are a member of the S&P Small Cap 600 and Russell 2000 indices.

What We Do

Simply put, CSG helps companies solve their toughest business challenges. We help our customers deliver secure, scalable, and integrated customer experience solutions that wow customers with mission-critical, massively scalable back-end platforms that monetize their business.

Our Industry-Leading Solutions

Revenue Management and Digital Monetization: We provide robust, integrated real-time revenue management platforms leveraging public cloud, private cloud, or on-premise deployments to optimize and monetize transactions at every stage of the customer lifecycle. Our flexible, configurable business support systems help companies monetize and digitally enable their customers’ experiences. These solutions span the commerce lifecycle, streamlining the entire revenue monetization process from concept to cash, helping companies address digital transformation in the ever-changing and dynamic business world in which they operate.

The power and capacity of 5G will fuel the growth of digital services across many industries including health, education, transport, agriculture, and manufacturing. This will change the way we work, live, and interact bringing a new digital reality to everything we do. For CSPs, it provides new revenue sources beyond connectivity, information, and communications services. For consumers, it enables personalized new digital capabilities in a simpler to consume and engage model. But, behind these ‘simple’ user experiences are complex B2B platforms, rich collaboration ecosystems, and a web of partnerships which are underpinned by open application programming interface, or API, distributed architecture, and microservices technology. Our solutions are architected to bring speed, agility, and interoperability without sacrificing the operational stability, security, or mission-critical reliability and scalability needed to power these complex ecosystems that underpin them. We enable companies to bring new services to market with hyper speed and scale with our Revenue Management and Digital Monetization revenue management platforms which are key to competing in a digital world.

Transformational Customer Experiences: Customer experience is the number one differentiator for businesses today. Delivering exceptional customer experience is a critical strategic lever that companies need to utilize to grow faster, improve retention, and drive customer loyalty.

We provide some of the biggest brands in the world with strategic insights, experience design, customer journey management, business intelligence analytics, and customer communication solutions aimed at driving extraordinary customer experiences throughout their journey and delivering better business outcomes. We help companies deliver unique customer experiences across both traditional and digital channels creating moments that are personalized, predictive, and proactive.

Today, many companies utilize an average of eight or more communication channels to interact with customers including website, call center, physical location, SMS text, print, and more. Each of these channels provides a massive amount of information that could help these companies to craft extraordinary customer journeys. Each customer touchpoint illuminates key moments of truth that are pivotal in growing customer acquisition and retention. Continuous active customer profiling and decisioning for care and commerce – based on real-time and stored data from a variety of sources – provides value to our customers by powering them with insights needed to optimize every interaction with its customers.

These solutions are designed to help the end consumers easily interact with our customers’ brands through their preferred channel of choice. We take a holistic approach to orchestrating end-to-end customer experiences that helps brands see, think, act and react in real-time to drive conversion, retention, and loyalty. Our approach yields better business results with quicker time to value and lower risk.

Payments: The move to digital payments was already occurring pre-COVID. Now, because of the pandemic, we’ve seen an increase in the velocity and the expectations from our merchants and partners that make digital payments table stakes for every facet of their customer's life – whether that be paying rent, property taxes, gym memberships, educational fees, or other goods and services.

At CSG, we have been recognized as a leader in payments, providing a full end-to-end SaaS payments platform, allowing organizations to accept electronic check/ACH, debit and credit card payments, and offer the ability to receive funds quicker via same-day ACH. With one of the most robust and complete payments platforms in the market, we enable integrated software vendors (ISV) to differentiate their solution stack by offering a fully customizable payments platform that seamlessly integrates into existing architectures to help their customers scale payments smarter and faster. Our all-in-one payments platform simplifies and enables businesses and governments to onboard merchants quickly, deliver ongoing innovation, and address the changing market demands in digital payments. Our platform handles tens of billions of dollars in payment volumes for more than 81,000 merchants annually. And we do this all in a secure, PCI-compliant environment.

Taken in whole or in modules, our SaaS payments platform combined with our deep domain expertise, helps leading brands across different industries optimize their business processes and integrate critical back- and front-office technology platforms to create a differentiated customer experience, resulting in accelerated growth and profits.

Technology Innovation & Operations

Our customers are looking for the best, most modern, and cost-efficient technologies to solve their toughest business challenges. We continue to make meaningful investments in research and development (“R&D”) to ensure that we stay ahead of our customers’ needs, advancing our customers’ businesses as well as our own. Our products are recognized by industry analysts as best-in-class in the 5G/IOT monetization, financial services, technology, telecom, field service management, OSS/BSS, and customer experience.

In addition, we provide operational services encompassing infrastructure management (including hardware, application, and environmental management), application configuration management (including configuration development, release, and deployment) and business operations management (including event processing, revenue management, and settlement). Our pre-integrated approach, combined with our deep domain experts managing the applications, allows our customers to scale their operations and do what matters most – focus on satisfying their end customers and growing their businesses.

Why We Win

At CSG, our customer relationships span decades. To earn the right to do business with companies for that length of time, you need to be trusted, dependable, and innovative. You need to be problem solvers, change agents, and future-oriented technologists. You need to be responsive – and most important – you need to deliver.

How do we do this? We obsess over the needs and success of our customers as we help them design and deliver exceptional, digitally-enabled, customer and employee experiences. We believe in innovating jointly with customers to anticipate future-market trends and then redesign and technologically-enable personalized engagements with their consumer and enterprise customers. And, since our modular solutions are mission-critical systems at the heart of our customers’ business, operational excellence, security, and reliability will always be our top priority.

In addition, by working side-by-side with some of the biggest and most innovative companies in the world, we can develop breakthrough technology that address the market’s most pressing needs today and in the future.

How We Grow

We believe the successful execution of our goals will allow us to accelerate our revenue and earnings growth, and therefore, create long-term sustained value for our customers, employees, and stockholders.

Our strategic focus is underpinned by our key business priorities:

Harnessing the best culture, the best talent, and the most energized and globally diverse team: Our employees continue to be CSG’s greatest competitive differentiator. As a purpose-driven, SaaS platform company, we foster a culture where we prioritize employee experience, learning, and development to provide the workplace where our employees can do their best work and thrive. We foster a culture of diversity, equity, and belonging for all employees that live our values. By being customer obsessed every day, CSG will continue to win big in the market.

Accelerating our revenue growth: We aspire to increase our long-term revenue growth rates and unlock significant value with more disciplined strategic, financial, and targeted acquisitions. We will do this by acquiring capabilities, market share in new and existing verticals, and human capital talent to continuously improve our effectiveness as we relentlessly focus on delivering greater value to customers as they navigate the dynamic landscape of their customer's experiences.

In addition, we will continue to look for and acquire companies that have strong cultures, energized employees, and innovative technology that is complementary and additive to our market offerings and SaaS and related solutions. We will remain highly disciplined by ensuring every acquisition meets our four M&A criteria: strategic fit, culture/integration fit, financial fit, and risk/return profile.

Creating and leading with category-defining technology: Our broad portfolio of SaaS and related solutions provide companies a competitive advantage. These solutions enable providers to efficiently manage their traditional businesses while being able to quickly deliver new digital services and a more personalized and relevant experience to their consumers. We will continually add relevant capabilities to what we do as a company, both in terms of our people and our solutions.

Delivering an exceptional customer experience: We believe we deliver more business value by doing what we say and being easy to do business with. We do this by putting the customer at the heart of our decision-making and by continuing to raise the bar on our agility, delivery capabilities, efficiency, and reliability to power our customers’ success.

Becoming the SaaS technology provider of choice for CSPs: We have a strong presence in the world’s largest CSPs technology ecosystem with our award-winning revenue management platforms. However, as these companies wrestle with new competitors, changes in customer demands, and disruptive technologies like 5G, they need a partner that can provide them with a suite of solutions that can help them turn these challenges into opportunities. With our vast portfolio of solutions, we can help service providers launch and scale new digital services quickly, provide a great customer experience across any channel, and simplify and monetize B2B2X ecosystems and marketplaces, across industry verticals.

Expanding into big, higher growth industry verticals: Big brands in many large, high growth industry verticals rely on and need the technology products and platforms that CSG provides. We are focused on increasing the amount of revenue we generate from customers outside of the CSP industry. While we’ve made significant progress over the years, we have significant opportunity to expand our footprint in these verticals. CSG is helping some of the biggest brands in retail, healthcare, financial services, and government digitize and modernize their customer engagement and payments capabilities.

Customers

We work with some of the world’s leading brands in a wide variety of industry verticals. These range from working with leading CSPs like Charter, Comcast, MTN, Airtel Africa, DISH, Mobily, Verizon, AT&T, American Movil, and Telstra. Outside of the CSP space, we work with hundreds of other customers and over 81,000 merchants including some of the largest financial services companies like Bank of America, Citigroup, Discover, and Synchrony, three of the largest pharmacy retailers in the U.S., property management companies, and local governments.

Customers that represented 10% or more of our revenue for 2021 and 2020 were as follows (in millions, except percentages):

	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Charter	$221	21%	$209	21%
Comcast	216	21%	213	22%

See the Significant Customer Relationships section of our Management’s Discussion and Analysis (“MD&A”) for additional information regarding our business relationships with these key customers.

Professional Services

We employ professional services experts globally who bring a wide-ranging expertise – including solution architecture, project management, systems implementation, system integration, and business consultancy – to every services project. We apply a structured methodology to each of our engagements, leveraging consistent world-class processes, best-practice programs, and systemized templates in the development of our solutions.

Sales and Marketing

We organize our sales efforts to customers primarily within our geographically dispersed, dedicated account teams, with senior level account managers who are responsible for new revenue and renewal of existing contracts. In addition, we have partnerships and alliances with leading industry participants. The account teams are supported by sales support personnel who are experienced in the various SaaS and related solutions that we provide. And because our customers trust and depend on CSG, we have built a self-sustaining customer ecosystem that provides us with the opportunity to gain more share of our customers’ IT spend by cross-selling more solutions to them. Today, almost 60% of our revenue comes from customers who buy more than one CSG solution.

In marketing, we have taken a digital-first approach aimed at accelerating opportunities through the pipeline by establishing CSG as a thought leader and proven partner in helping our customers solve their toughest business problems.

Competition

The market for our offerings is competitive and evolving. We compete with both independent providers and in-house developers of revenue management, digital monetization, customer experience, and payments systems. Our current competitors include companies who deliver on-premise bespoke custom offerings (i.e., Amdocs Limited, NEC Netcracker), packaged software solutions (i.e., SalesForce, Adobe, PegaSystems, Twilio), internally developed enterprise applications, network operators (i.e., Ericsson, Huawei), large outsourced transactional communications companies (i.e., Intrado, Fiserv), systems integrators (i.e., Accenture, Tech Mahindra) and large payments processors (i.e., FIS and Fiserv) and payments specialists (i.e., Stripe and Paya).

Proprietary Rights and Licenses

We rely on a combination of trade secret, copyright, trademark, and patent laws in the U.S. and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Although we hold a select number of patents and patent applications on some of our newer solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse impact on our business, financial position, and results of operations. For a description of the risks associated with our intellectual property rights, see “Item 1A - Risk Factors - Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Position and Results of Operations,” and “Item 1A – Risk Factors - We Rely on A Limited Number of Third-Party Vendor Relationships to Execute Our Business Which Exposes Us to Supply Chain Disruptions, Costs Increases, and Cyberattacks.”

Human Capital

We believe that our culture serves as a competitive differentiator in the marketplace and gives CSG a competitive edge. As a result, our success is dependent upon our ability to attract, develop, and retain this smart, talented, and diverse stakeholder group and we have introduced a framework that outlines our ethos for how we serve not only our customers and each other, but the greater communities in which we operate.

Our Purpose:

To envision, invent and shape a better, more future-ready world.

Our Mission:

By channeling the power of all, we make ordinary customer and employee experiences extraordinary.

Our Guiding Principles:

Integrity: Be Authentic, Be Inclusive, Be Trusted Team Players

Inspiration: Be Bold, Be Inventive, Be Agile

Impact: Be Customer Obsessed, Be Game Changers, Be Driver of Growth

At CSG, we believe in the power of all so much that it leads off our mission statement. The power of all means that we draw on the experiences and innovations of the best, most diverse global talent to delight our customers. The power of all means we are mindful of living our guiding principles and creating a diverse and inclusive environment where employees around the world and in all departments can choose their future while bringing their authentic selves to work. And the power of all means that together, we work to envision, invent, and shape a better, more future-ready world.

Delivering on our greater purpose and mission at speed and scale while delighting our customers and being mindful of our team members’ growth, wellbeing, and happiness requires a people and culture philosophy that accelerates sustainable growth and innovation through three pillars:

•
Leading the Future of Work through our Flexible First approach. This means optimizing physical space to engage and inspire our employees, providing programs and events focusing on wellbeing and mental health of all team members, and inspiring collaborative and connected teams. Today, approximately 90% of our employees have the option to work from home when it makes sense for them, their team, and the business.
•
Winning with Talent by attracting and retaining the best, most diverse global talent; accelerating time to productivity, integration, and engagement; embedding diversity, equity, and inclusion considerations into our strategy, and ensuring our global team members thrive in an inclusive environment. In 2021, in addition to our already competitive pay and benefits, we introduced many new benefits that focused on the “whole person” designed to promote mental and physical wellness.
•
Grow@CSG by developing bold, agile, inventive team members and leaders; innovating on talent development and succession planning; and expanding cross-company and cross-unit rotations and promotions. In 2021, we expanded our curated and personalized learning platform and launched an internal talent marketplace, which allows employees to browse open roles, see their skills match for roles they might be interested in, and receive curated learning pathways designed to provide them the skills they need to take on more responsibility or move to an entirely different role or department.

We believe that our culture and our employees are a key reason our customers continue to rely on us to help them achieve their business goals and objectives and do business with us for years.

As of December 31, 2021, we employed approximately 5,200 people, of which approximately 47% were in North America, 39% were in our locations in Asia-Pacific-Australia, 10% were in our locations in Europe, the Middle East, and Africa, and 4% in our locations in South and Central America.

As of December 31, 2021, our workforce was approximately 64% male, 36% female, and less than 1% nonbinary or undeclared. The race/ethnicity of our U.S. workforce was 69% White, 7% Black or African American, 7% Hispanic or Latino, 11% Asian, <1% American Indian/Alaskan Native, <1% Native Hawaiian/Pacific Islander, 1% two or more races, and 4% unknown or undeclared.

We believe our employee relations are good.

Social Impact & Responsibility

We aspire to envision, invent, and create a better, more future ready world by channeling the power of all. To accomplish that, we are focusing on these key areas:

Expanding Our Community Impact: We support Community Based Organizations (“CBOs”) that enable women and people of color the opportunity to participate, thrive, and make a lasting impact on the technology industry across the globe. We expanded our partnerships with CBOs like Cape Innovation and Technology, and established new ones with Girls Who Code and WeMakeChange. In addition, we established our first Global Day of Action.

Enhancing Our Environmental Stewardship: With offices in 20 countries and serving customers in 120 countries, this is a vital and important focus area. We are working with our partners that are committed to reducing and recycling waste, investing in green energy, and responsible sourcing to create a more sustainable future. CSG has made a commitment to join the UN Global Compact.

Enabling Digital Inclusion: We strive to develop solutions that make the world more future-ready with technology that promotes social progress and make navigating the digital world easier.

Regulatory Matters

We are subject to numerous international, federal, state, and local laws and regulations. These laws and regulations govern matters that include environmental, employment, and occupational health and safety matters. Additionally, these laws and regulations also require us to obtain and comply with permits, registrations, and other authorizations issued by governmental authorities. These authorities can modify or revoke our permits, registrations, or other authorizations and can enforce compliance through fines and injunctions. We expect to incur ongoing costs to comply with existing and future requirements.

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

In addition, we are subject to laws relating to information security, privacy, anti-money laundering, counter-terrorist financing, consumer credit, protection, and fraud. An increasing number of government and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including financial information, social security numbers, and health information. We are also subject to labor and employment laws, including regulations established by the U.S. Department of Labor, the countries in which we do business, and other local regulatory agencies, which sets laws governing working conditions, paid leave, workplace safety, wage and hour stands, and hiring and employment practices.

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

We operate in rapidly changing and evolving markets throughout the world addressing the complex needs of industry leaders in the telecom, broadband, cable media, retail, healthcare, financial services, insurance, government and other industries. As a result, new risk factors will likely emerge and currently identified risk factors will likely evolve in their scope. Further, as we enter new market sectors as well as new geographic markets, we could be subject to new regulatory requirements that increase the risk of non-compliance and the potential for economic harm to us and our customers. Accordingly, the risk factors and any forward-looking statements are qualified in their entirety by reference to and are accompanied by the following meaningful cautionary statements:

•
If any of the following risk factors would occur, it could have a material adverse effect on our business, financial position, results of operations, and/or trading price of our common stock.
•
This list of risk factors is not exhaustive, and management cannot predict all of the relevant risk factors, nor can it assess the potential impact, if any, of such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may create.
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

Over the past decade, the global communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of CSPs, with greater size and scale, and there are possibilities of further consolidation. Consistent with this market concentration, we generate over 40% of our revenue from our two largest customers, which are Charter and Comcast, which each individually accounted for over 10% or more of our total revenue. See the Significant Customer Relationships section of MD&A for a brief summary of our business relationship with these customers.

There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. Such risks include, but are not limited to, a significant customer: (i) undergoing a formalized process to evaluate alternative providers for solutions and services we provide; (ii) terminating or failing to renew their contracts with us, in whole or in part for any reason; (iii) significantly reducing the number of customer accounts processed on our solutions, the price paid for our solutions and services, or the scope of solutions and services that we provide; or (iv) experiencing significant financial or operating difficulties.

Our industry is highly competitive, and as a result, it is possible that a competitor could increase its footprint and share of customers serviced at our expense or a customer could develop their own internal solutions. While our customers may incur some costs in switching to our competitors or developing their own solutions, they may do so for a variety of reasons, including: (i) price; (ii) dissatisfaction with our solutions or service levels; or (iii) dissatisfaction with our relationship.

A Reduction in Demand for Our Revenue Management Platforms Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Historically, a substantial percentage of our total revenue has been generated from our core SaaS based platform, Advanced Convergent Platform ("ACP"), and related solutions. This platform and solutions are expected to continue to provide a large percentage of our total revenue in the foreseeable future. Any significant reduction in demand for these products could have a material adverse effect on our business.

The Delivery of Our Solutions is Dependent on a Variety of Computing and Processing Environments and Communications Networks Which May Not Be Available or May Be Subject to Security Attacks.

Our solutions are generally delivered through a variety of sources including public and hybrid cloud, third-party data center and other service providers, and internally operated computing and processing environments (collectively referred to hereafter in this section as “Systems”). We and/or end users are connected to the Systems through a variety of public and private communications networks, which we will collectively refer to herein as “Networks.” Our solutions are generally considered to be mission critical customer management systems by our customers. As a result, our customers are highly dependent on the consistent availability and uncompromised security of the Networks and Systems to conduct their business operations.

Networks and Systems are subject to the risk of an extended interruption, outage, or security breach due to many factors such as: (i) changes to the Systems and Networks for such things as scheduled maintenance and technology upgrades, or conversions to other technologies, service providers, or physical location of hardware; (ii) failures or lack of continuity of services from public cloud or third-party data center and other service providers; (iii) defects and/or critical security vulnerabilities in software program(s); (iv) human and machine error; (v) acts of war and/or nature; (vi) intentional, unauthorized attacks from computer “hackers”, or cyber-attacks; and (vii) using the Systems to perpetrate identity theft through unauthorized authentication to our customers’ customers’ accounts. Most recently, the marketplace is experiencing an ever-increasing exposure to both the number and severity of cyber-attacks. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant reputational harm, loss of data, operational disruption, and significant monetary loss. Organized criminals, nation state threat actors, and motivated hacktivists that target us have the possibility of impacting our systems, networks, data and business operations. In order to properly recover from a ransomware attack, extortion payments are demanded from threat actors; however, we may be unwilling or unable to make payments of this nature based on laws and regulations that may apply. In addition, we continue to expand our use of third-party Systems and Networks with our solution offerings thereby permitting, for example, our customers’ customers to use the Internet to review account balances, order services or execute similar account management functions. Access to Networks and Systems via the Internet has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the Systems’ reliability on the availability and performance of the Internet and end users’ infrastructure they obtain through other third-party providers.

The method, manner, cause and timing of an extended interruption, outage, or security breach in third-party and/or the Networks or Systems are impossible to predict. As a result, there can be no assurances that these Networks and Systems will not fail or suffer a security breach or that the third-party and/or our business continuity or remediation plans will adequately mitigate the negative effects of a disruption or security breach to the Networks or Systems. Further, our property, technology errors and omissions, contractual relationship with third-party providers, and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions or security breaches. Should the Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached; (iii) have their data lost, corrupted or otherwise compromised; and/or (iv) fail to meet contractual requirements related to our cybersecurity program, it would impede our ability to meet solution and service delivery obligations, and likely have an immediate impact to the business operations of our customers. This would most likely result in damaging our reputation as well as our long-term ability to attract and retain new customers. The loss of confidential information could result in losing the customers’ confidence, as well as claims for contractual breach, and imposition of penalties, fines, and/or damages. These risks will increase as our business continues to expand to include new solutions, technologies, verticals, and markets.

We May Not Be Able to Efficiently and Effectively Implement New Solutions or Migrate Customers and Merchants onto Our Solutions.

Our continued growth plans include the implementation of new solutions, as well as migrating both new and existing customers and merchants to our solutions. Such implementations or migrations (collectively referred to hereafter in this section as “implementations”), regardless of whether they involve new solutions or new customers, have become increasingly more difficult because of the sophistication, complexity, and interdependencies of the various software and network environments impacted, combined with the increasing complexity of our current and potential customers’ and merchants' underlying business processes. In addition, the complexity of the implementations increases when the arrangement includes other vendors participating in the project, including but not limited to, prime and subcontractor relationships with our company. For these reasons, implementations subject our customers and merchants to potential business disruption, which could cause them to delay or even cancel future implementations.

As a result, there is a risk that we may experience cancellations, delays, or unexpected costs associated with implementations. In addition, our inability to complete implementations in an efficient and effective manner could damage our reputation in the marketplace, reducing our opportunity to grow our organic business with both new and existing customers and merchants.

We May Not Be Successful in the Integration or Achievement of Financial Targets of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, access to new markets, human capital talent and businesses which will provide the technology and personnel to expedite our solutions and services development efforts, provide complementary solutions, or provide access to new markets and customers.

Acquisitions involve a number of risks and potential disruptions, including: (i) expansion into new markets and business ventures; (ii) the requirement to understand local business practices; (iii) the diversion of management’s attention to the integration of acquired operations and personnel; (iv) being bound by acquired customer or vendor contracts with unfavorable terms; and (v) potential adverse effects on a company’s operating results for various reasons, including, but not limited to, the following items: (a) the inability to achieve financial targets; (b) the inability to achieve certain integration expectations, operating goals, and synergies; (c) costs incurred to exit current or acquired contracts or restructuring activities; (d) costs incurred to service acquisition debt, if any; and (e) the amortization or impairment of acquired intangible assets.

Due to the multiple risks and potential disruptions associated with any acquisition, there can be no assurance that we will be successful in achieving our expected strategic, operating, and financial goals for any such acquisition(s).

We May Not Be Able to Respond to Rapid Technological Changes.

The market for our solutions is characterized by rapid changes in technology and is highly competitive with respect to the need for timely innovations and new product and technology introductions. As a result, we believe that our future success in sustaining and growing our revenue depends upon: (i) our ability to continuously expand, adapt, modify, maintain, and operate our solutions to address the increasingly complex and evolving needs of our customers without sacrificing the reliability or quality of the solutions; (ii) the integration of acquired technologies and their widely distributed, complex worldwide operations; and (iii) creating and maintaining an integrated suite of products and technologies which are portable to new verticals. In addition, the market is demanding that our solutions have greater architectural flexibility and interoperability, and that we are able to meet the demands for technological advancements to our solutions at a greater pace. Our attempts to meet these demands subject our R&D efforts to greater risks. As a result, substantial and effective R&D and solution investment will be required to maintain the competitiveness of our solutions in the market. Technical problems may arise in developing, maintaining, integrating, and operating our solutions as the complexities continue to increase. Development projects can be lengthy and costly, and may be subject to changing requirements, programming difficulties, a shortage of qualified personnel, and/or unforeseen factors which can result in delays. In addition, we may be responsible for the implementation of new solutions and/or the conversion of customers to new solutions, and depending upon the specific solution, we may also be responsible for operations of the solution.

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

We Rely on A Limited Number of Third-Party Vendor Relationships to Execute Our Business Which Exposes Us to Supply Chain Disruptions, Cost Increases, and Cyberattacks.

We rely on third-party providers for software, distributed computing infrastructure environments (or commonly referred to as “cloud” computing services), processing, and other suppliers to deliver our solutions to our customers. Our ability to deliver according to our contractual commitments and market demands depends significantly on being able to obtain the necessary licenses, components, computing capacity, and other vital services and supplies as needed and on competitive terms. Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries from our suppliers and partners. In addition, if a third party were to experience a material breach of their information technology systems which results in the unauthorized access, theft, use, destruction, or unauthorized disclosures of customers' or employees' data or confidential information of the Company stored in such systems, including through cyberattacks or other external or internal methods, it could result in a material loss of revenue from the potential adverse impact to our reputation, our ability to retain or attract new customers, potential disruption or loss of services from the vendor and disruption to our business. Such a breach could also result in contractual claims, and it could lead to our being named as a party in consumer litigation brought by or on behalf of impacted individuals. Although we strive to avoid single-source supplier solutions, this is not always possible. Failure by any of our third-party vendors could interrupt our operations and the delivery of our solutions, and/or drastically increase our costs. Additionally, if these third-party vendors would decide to significantly increase our costs, due to inflationary pressures or otherwise, it could have an adverse financial impact to our business as we have limited third-party options and the ability to shift to a competing solution, or redesign our solutions would take considerable time, effort, and money.

Our Alliances with Strategic Partners Could Put Our Business at Risk if the Partner Does Not Perform as Expected.

CSG has entered into a number of long-term strategic partnerships and alliances with leading industry participants to develop new technologies, deliver large, complex customer implementations and products and execute strategic growth. If CSG’s strategic partners encounter financial or other business difficulties, if their strategic objectives change, or if they no longer perceive CSG to be an attractive alliance partner, they may no longer desire or be able to participate in CSG’s partnerships and alliances. CSG’s business could be hurt if unable to continue one or more of its alliances. CSG participates in large, complex projects where various other companies provide services and products that are integrated into systems to meet customer requirements. If any of the services or products that any other company provides have any defects or problems causing the integrated systems to malfunction or otherwise fail to meet customer requirements, CSG's reputation and business could be harmed.

Failure to Deal Effectively with Fraud, Fictitious Transactions, Bad Transactions, and Negative Experiences Could Increase Our Loss Rate and Harm Our Payments Business, and Could Severely Diminish Merchant and Consumer Confidence in and Use of Our Services.

In the event that merchants do not fulfill their obligations to consumers, or a consumer disputes a transaction for various reasons, we may incur losses as a result of chargebacks and/or claims from consumers. We would seek to recover such losses from the merchant; however, we may not be able to recover the amounts in full if the merchant is unwilling or unable to pay or the deposit does not cover the damages. While we have established financial reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves on individual merchants may be insufficient. We may also incur losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transactions, and as a result of consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, we could lose the right to process credit card transactions, which would significantly impact our payments business. We have taken measures to detect and reduce the risk of fraud, including underwriting and risk management procedures and processes, but these measures need to be continually updated to address emerging means of perpetrating fraud or to accommodate new solution offerings.

Our Global Operations Subject Us to Additional Risks.

We currently conduct a portion of our business outside the U.S. We are subject to certain risks associated with operating internationally including the following items:

•
Our solutions may not meet local requirements;
•
Fluctuations in foreign currency exchange rates for which a natural or purchased hedge does not exist or is ineffective;
•
Unexpected changes in foreign currency rates due to inflation and interest rate spreads;
•
Staffing and managing of our global operations at a reasonable cost;
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
•
Growing requirements related to human rights and occupational safety and health;
•
Reduced protection for intellectual property rights in some countries;
•
Inability to recover value added taxes and/or goods and services taxes in foreign jurisdictions;
•
Political and financial instability and threats of terrorism and/or war;
•
A potential adverse impact to our overall effective income tax rate resulting from, among other things:
o
Operations in foreign countries with higher tax rates than the U.S.;
o
The inability to utilize certain foreign tax credits; and
o
The inability to utilize some or all of losses generated in one or more foreign countries.

Our Use of Open Source Software May Subject Us to Certain Intellectual Property-Related Claims or Require Us to Re-Engineer Our Software, Which Could Harm Our Business.

We use open source software in connection with our solutions, processes, and technology. Companies that use or incorporate open source software into their solutions have, from time to time, faced claims challenging their use, ownership and/or licensing rights associated with that open source software. As a result, we could be subject to suits by parties claiming certain rights to what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, or controls with respect to origin of the software. Use of open source software also complicates compliance with export-related laws. While we take measures to protect our use of open source software in our solutions, open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our development efforts.

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

Although we hold a limited number of patents and patent applications on some of our solutions, we do not rely upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, any issued patents will adequately protect our intellectual property, or such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

Finally, third parties may claim that we, our customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time consuming and costly to defend and distract management and technical staff attention and resources. Claims of intellectual property infringement also might require us to redesign affected solutions, enter into costly settlement or license agreements or pay material damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our solutions. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse effect on our business.

We May Incur Material Restructuring or Reorganization Charges in the Future.

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

Risks Related to Our Industry

Our Business is Highly Dependent on the Global Communications Industry.

Since a large percentage of our revenue is generated from customers that operate within the global communications industry, we are highly dependent on the health and the business trends occurring within this industry (in particular for our North American cable and satellite customers). Key factors within this industry that could potentially impact our customers’ businesses, and thus, our business, are as follows:

•
Key Market Conditions: The global communications industry has undergone significant fluctuations in growth rates and capital investment cycles in the past decade.

In addition, changes in demand for traditional services for CSPs are causing them to seek new revenue sources, while also managing their cost structure and quality of service delivery during their business transformation. The result is that many CSPs are delaying investment decisions on legacy systems, directing investment towards internal development and engineering efforts and making investments in new solutions to drive their business forward into new areas. However, cost pressures may begin to cause a decline in new revenue opportunities.

•
Market Consolidation: The pace of consolidation within the industry continues to accelerate as CSPs look to increase the scale of their operations and footprint within the entire digital communications ecosystem. Potential byproducts of this consolidation that could impact us are as follows: (i) there could be fewer providers in the market, each with potentially greater bargaining power and economic leverage due to their larger size, which may result in our having to lower our prices to remain competitive, retain our market share, or comply with the surviving customer’s current more favorable contract terms, and (ii) the controlling entity in a consolidation that is not our current customer, may acquire one of our existing customers and choose to consolidate both entities onto the controlling entity’s customer management platform, thus reducing and possibly eliminating our business with our existing customer.

Also, as consolidated entities execute on their revenue and operational synergies, there is generally a slowdown in decision-making on discretionary spending and/or on new business initiatives. While this could be a timing issue only, it could impact quarterly and annual results.

•
Competition: Our customers operate in a highly competitive environment. Our competitors include companies who deliver packaged software solutions (i.e., SalesForce, Adobe, PegaSystems, Twilio), on-premise bespoke custom offerings (i.e., Amdocs Limited, NEC Netcracker), internally developed enterprise applications, network operators (i.e., Ericsson, Huawei), large outsourced transactional communications companies (i.e., Intrado, Fiserv), systems integrators (i.e., Accenture, Tech Mahindra) and large payments processors (i.e., FIS and Fiserv) and payments specialists (i.e., Stripe and Paya). Should these competitors be successful in their strategies, it could threaten our customers’ market share, pricing power, and level of services delivered. These threats could negatively impact our customers’ revenue, putting pressure on our source of revenue, as generally speaking, these companies do not use our core solutions and there can be no assurance that new entrants will become our customers. In addition, demand for spectrum, network bandwidth and content continue to increase and any changes in the regulatory environment could have a significant impact to not only our customers’ businesses, but in our ability to help our customers be successful.

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

Risks Related to Laws and Regulations

The Occurrence or Perception of a Security Breach or Disclosure of Confidential Personally Identifiable Information Could Harm Our Business.

In providing solutions to our customers, we transmit, use, store and otherwise process, confidential and personally identifiable information (“PII”), including social security numbers, health-related information (including protected health information, or “PHI” as defined under HIPAA), and financial information (including information regulated under the GLBA and other financial privacy laws). Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations, which continue to evolve resulting in greater scrutiny and regulation over the protection of PII. In response to these evolving restrictions and regulations (which include, without limitation, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the California Consumer Privacy Act (“CCPA”), the Gramm-Leach-Bliley Act (“GLBA”), and other U.S. federal and state financial privacy laws and regulations, the European Union’s General Data Protection Regulation (“GDPR”), the South Africa Protection of Personal Information Act (“POPIA”) and the Brazilian General Data Protection Low (“LGPD”) we have implemented and maintain administrative, technical, and physical security measures and it is our standard practice to contractually require our service providers to whom we disclose data (including PII) to implement and maintain reasonable privacy, data protection, and information security measures, in each case to protect against loss, theft, misuse, or unauthorized access to or disclosure of such information, and otherwise comply with these laws and regulations. These measures include standard industry practices (e.g., payment card industry (“PCI”) requirements), periodic security reviews of our systems by independent parties, secure development practices, network firewalls, policy directives, procedural controls, training of our personnel, intrusion detection systems, and antivirus applications. However, due to the inherent risks and complexities to defend against cybercrime and other information security incidents, these measures may fail to adequately protect this information. Any failure on our part to protect the security and privacy of PII and other confidential information, or otherwise comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants (including class action litigation), substantial fines/penalties, criminal prosecution, and unfavorable publicity.

Even the mere perception of a security breach or inadvertent disclosure of PII could damage our reputation and inhibit market acceptance of our solutions. In addition, third-party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Under our terms of service and our contracts with customers, if there is a breach of PII that we store, we could be liable to the customer for their losses and related expenses. As new laws and regulations emerge and evolve and as our business continues to expand to include new products and technologies, these risks will likely continue to increase, and our compliance costs are likely to increase substantially as well. Bad actors, individual and State sponsored, will increasingly attempt to compromise our security controls or gain unauthorized access to our, and our customers’, sensitive information and PII. Further, as we continue to have a significant number of our employees working remotely, these security risks may increase. We have implemented heightened monitoring of our Networks and Systems, but cannot guarantee that our efforts, or those of third parties on whom we rely or with whom we partner, will be successful in preventing any such information security incidents or attacks.

We May Be Subject to Enforcement Actions or Financial Penalties with Payments Regulation in the U.S.

Many states in which we operate have laws that govern payments activities and have implemented various definitions and licensing requirements for entities deemed to be money transmitters, including licensure. We have applied for and been issued money transmitter licenses in a majority of states, and for those states where we have applied and not yet received licensure, we could be subject to enforcement actions and financial penalties and other costs. An enforcement action could result in restrictions on, or a prohibition on engaging in, the business of money transmission in one or more states and it could delay or prevent us from obtaining a money transmitter license in one or more states. Enforcement actions could also result in reputational harm to our business and force us to cease or limit certain aspects of our business or prevent us from growing our business. Further, laws governing payments activities may evolve and changes in such law could affect our ability to provide our solutions or services in the same form and on the same terms as we have historically, or at all.

While we have currently applied for money transmitter licenses, our applications in remaining states are under review and there can be no assurance that we will be able to obtain any such licenses and such application process may be prolonged and costly. During the application process, states may impose disclosure and vetting requirements of persons deemed in control of our business. In addition, there are substantial costs and potential solution changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to have violated applicable federal, state, and local laws and regulations, including those related to licensing and supervision, anti-money laundering, the Bank Secrecy Act, financial privacy, and cybersecurity and data security. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our solutions or services, or could require significant and costly operational changes or prevent us from providing our solutions or services in a given market. These limitations may adversely affect our ability to grow our business.

We may also be subject to card association and network rules and requirements, and violations of such rules and requirements could result in fines or the inability to use third-party networks to conduct our business.

We Are Subject to Various Anti-Money Laundering and Counter-Terrorist Financing Laws and Regulations.

We are subject to various anti-money laundering (“AML”) and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in processing the proceeds of criminal activities. We maintain AML Compliance Policies and Procedures applicable to our payments processing business which policies are intended to comply with any applicable U.S. federal and foreign requirements. The laws or their application, our interpretation of the laws, and/or our services may change so that we could be subject to additional regulation and incur additional costs of compliance. We may not be able to meet additional regulatory requirements or the cost of adhering to such requirements could be substantial or could severely impact our ability to continue to maintain and/or grow our payments processing business or retain merchants or partners. The regulations of other countries and/or any increased compliance costs associated with such regulations, could prevent us from entering new markets for our services.

Our Global Operations Require Us to Comply With Applicable U.S. and International Laws and Regulations.

Doing business on a global basis requires our company and our subsidiaries to comply with the laws and the regulations of the U.S. government and various international jurisdictions. In addition, the number of countries enacting anti-corruption laws and related enforcement activities is increasing. These regulations place restrictions on our operations, trade practices and trade partners, as such we may face increasing compliance and legal costs in operating our trade compliance program. In particular, our global operations are subject to U.S. and foreign anti-corruption laws and regulations such as the Foreign Corrupt Practices Act (“FCPA”), the U.K. Anti-Bribery Act and economic sanction programs administered by the Office of Foreign Assets Control (“OFAC”).

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

General Risks

Our Business May be Disrupted and Our Results of Operations and Cash Flows May be Adversely Affected by the Coronavirus (COVID-19) Pandemic.

In March 2020, the World Health Organization declared a global pandemic related to the coronavirus (COVID-19) outbreak which has led to a global health emergency. Although vaccines have been produced there is still significant uncertainty related to the duration and scope of the pandemic. The significance of the impact on our operations depends on numerous evolving factors that we may not be able to accurately predict or effectively respond to, including, among others:

•
the effect on global economic activity and the resulting impact on our customer’s businesses, their credit and liquidity, and their demand for our solutions and services, as well as their ability to pay;
•
our ability to deliver and implement our solutions in a timely manner, including as a result of supply chain disruptions, one or more print and mail facility closures for an extended period, restrictions on travel for our and customer personnel, as well as shelter-in-place orders; and
•
actions taken by U.S., foreign, state, and local governments, suppliers, and individuals in response to the outbreak.

While we have significant sources of cash and liquidity and access to a committed credit line, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives.

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business.

Our future success depends in large part on the continued service of our key management, sales, product development, professional services, and operational personnel. We believe that our future success also depends on our ability to attract and retain a diverse, highly skilled technical, managerial, operational, and sales and marketing personnel, including, in particular, personnel in the areas of R&D, professional services, and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support which could lead to increased costs to attract and/or retain personnel. This risk is heightened with a widely dispersed customer base and employee populations, and potential inflationary pressures on wages. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new solution delivery objectives.

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
•
Inability to accurately forecast payments transaction volumes and related transaction costs;
•
Delays in renewal of multiple or individually significant agreements;
•
Inability to renew existing customer or vendor arrangements at anticipated rates;
•
Delays in timing of initiation and/or implementation of significant projects or arrangements;
•
Inability to meet customer expectations materially within our cost estimates;
•
Changes in spending and investment levels;
•
Inflationary pressures;
•
Significant increase in our cost of borrowing;
•
Foreign currency fluctuations; and
•
Economic and political conditions.

Should we fail to meet our revenue and earnings expectations of the investment community, by even a relatively small amount, it could have a disproportionately negative impact upon the market price of our common stock.

Substantial Impairment of Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our company over the last several years, as of December 31, 2021, we have approximately $207 million of long-lived assets other than goodwill (principally, property and equipment, software, acquired customer contracts, and customer contract costs) and approximately $321 million of goodwill. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We utilize our market capitalization, third party valuation and/or cash flow models as the primary basis to estimate the fair value amounts used in our long-lived asset impairment valuations. If an impairment was to be recorded in the future, it could materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our current or future cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we were operating in over 30 leased sites around the world, representing approximately 700,000 square feet.

Our corporate headquarters is located in Greenwood Village, Colorado. In addition, we lease office space in the U.S. in Allen, Texas; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Irving, Texas; Omaha, Nebraska; and Philadelphia, Pennsylvania. The leases for these office facilities expire in the years 2022 through 2031. We also maintain leased facilities internationally in Australia, Brazil, Canada, Colombia, France, India, Indonesia, Ireland, Malaysia, Mexico, Portugal, Saudi Arabia, Slovakia, South Africa, Sweden, United Arab Emirates, and the U.K. The leases for these international office facilities expire in the years 2022 through 2026. We utilize these office facilities primarily for the following: (i) customer services, training, and support; (ii) product and operations support; (iii) systems and programming activities; (iv) professional services staff; (v) R&D activities; (vi) sales and marketing activities; and (vii) general and administrative functions.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

As of the date of this filing, our executive officers are Brian A. Shepherd (President and Chief Executive Officer), Hai Tran (Executive Vice President and Chief Financial Officer), Kenneth M. Kennedy (Executive Vice President, Chief Operating Officer and President, Revenue Management and Digital Monetization) and Elizabeth A. Bauer (Executive Vice President, Chief Marketing & Customer Officer). We have employment agreements with each of the executive officers.

Brian A. Shepherd

President and Chief Executive Officer

Mr. Shepherd, 54, joined CSG in 2016 and is President and Chief Executive Officer of CSG. Mr. Shepherd was appointed President and CEO of CSG and a member of our Board in January 2021. He joined the Company in 2016 and before becoming CEO, he was Executive Vice President and Group President of CSG, where he led the profit and loss organization for the entire global organization. He also served as Executive Vice President and President of Global Broadband, Cable and Satellite Business from 2016 to 2017, where he focused on accelerating the growth and strategic direction of CSG’s global broadband, cable and direct broadcast satellite business. Mr. Shepherd received an M.B.A. from Harvard Business School and graduated magna cum laude from Wabash College with a B.A. in Economics.

Hai Tran

Executive Vice President and Chief Financial Officer

Mr. Tran, 52, is Chief Financial Officer of CSG, where he oversees the finance, accounting, treasury and investor relations functions for the organization. Mr. Tran joined CSG in November 2021 and brings 30 years of finance and operational experience, having most recently served as president and chief operating officer at SOC Telemed, the largest U.S. provider of acute care telemedicine solutions. Prior to that he has served as chief financial officer at a number of companies including SOC Telemed, BioScrip, Inc., Harris Healthcare Solutions, and Catalyst Health Solutions. Mr. Tran holds a B.S. in Electrical Engineering from the University of Virginia and an M.B.A from the University of Richmond.

Kenneth M. Kennedy

Executive Vice President, Chief Operating Officer and President, Revenue Management & Digital Monetization

Mr. Kennedy, 52, is Chief Operating Officer of CSG and President of Revenue Management & Digital Monetization, responsible for driving revenue and creating scalable monetization solutions that help CSG deepen customer relationships. Prior to becoming COO, Mr. Kennedy served as President of Technology and Product, where he oversaw all product management, engineering, platform architecture, and operations across CSG’s solutions portfolio. He also served as CSG’s Executive Vice President of Product Development from 2016 to 2017, and as Chief Technology Officer and Senior Vice President of Product Management, Development and Operations from 2006 to 2016. Prior to CSG, Mr. Kennedy was one of the original founders of Telution, where he served as Vice President of Software Development and Professional Services from 1998 to 2006. Before Telution, he worked at Accenture (f.k.a. Andersen Consulting), where he was responsible for developing highly scalable distributed software solutions for the financial services and communications industries. Mr. Kennedy is a member of the TM Forum Beyond Connectivity Council and holds a B.B.A. in Management Information Systems from the University of Notre Dame.

Elizabeth A. Bauer

Executive Vice President, Chief Marketing & Customer Officer

Ms. Bauer, 59, is Chief Marketing & Customer Officer of CSG, and is dedicated to delivering a differentiated customer experience that focuses on deepening customer relationships, enhancing customer engagement and promoting new business growth. Previously senior vice president, chief investor relations and communications officer, her influence has spanned the company’s growth strategy and the development of CSG’s customer-first, values-based culture. She brings over 30 years of combined business management, investor relations, and integrated communications experience. In addition to her work at CSG, Ms. Bauer is a current member of the World 50 CXO 50 community and a founding member of the TM Forum Diversity & Inclusion Council. She served on the board of the National Investor Relations Institute, the founding board of West Denver Preparatory Charter School, and previously chaired the Rocky Mountain WICT Gala. Ms. Bauer holds a B.S.B.A. in Business and Journalism from Creighton University.

Board of Directors of the Registrant

Information related to our Board of Directors (the “Board”) is provided below.

Donald B. Reed

Mr. Reed, 77, was appointed to the Board in May 2005 and has served as CSG's non-executive Chairman of the Board since January 2010. Mr. Reed is presently retired. From 2000 to 2003, he served as CEO of Cable & Wireless Global (a subsidiary of Cable & Wireless plc), a provider of Internet Protocol (“IP”) and data services to business customers in the U.S., United Kingdom, Europe, and Japan. From June 1998 until May 2000, Mr. Reed served Cable & Wireless in various other executive positions. Prior to that he was CEO of Cabletron Systems and held numerous executive positions over a 30 year career at NYNEX Corporation (now part of Verizon), a regional telephone operating company, including President and Group Executive of Nynex, Executive Vice President at Bell Atlantic, and President of Nynex New England (New England Telephone). While serving from 1995 to 1997 as President and Group Executive of NYNEX Corporation, Mr. Reed had responsibility for directing the company’s regional, national, and international government affairs, public policy initiatives, legislative and regulatory matters, and public relations. Mr. Reed holds a B.A. degree in History from Virginia Military Institute and served in the United States military as an officer with the 82nd Airborne and 1st Infantry Divisions in Vietnam.

David G. Barnes

Mr. Barnes, 60, was appointed to the Board in February 2014. Mr. Barnes is Chief Financial Officer of Trimble Inc., a position he assumed in January 2020. Previously, he served as Executive Vice President, Global Operations of Stantec Inc., a publicly traded global provider of engineering, consulting, and construction services from 2016 through 2018. From 2009 through 2016, he served as Executive Vice President and CFO of MWH Global Inc., an employee-owned engineering and construction firm. MWH Global Inc. was acquired by Stantec Inc. in 2016. From 2006 to 2008, he was Executive Vice President of Western Union Financial Services. From 2004 to 2006, Mr. Barnes served as CFO of Radio Shack Corporation, and from 1999 to 2004, he was Vice President, Treasurer, and U.S. CFO for Coors Brewing Company. Mr. Barnes holds an M.B.A. degree from the University of Chicago and a B.A. degree from Yale University.

Gregory A. Conley

Mr. Conley, 66, was appointed to the Board in October 2021 and currently serves as a board member of TTEC holdings (Nasdaq: TTEC), to which he was appointed in 2019, where he is the Chair of the Audit Committee and a member of the Compensation Committee, and currently serves as a board member of Travelport, a travel technology company. Mr. Conley brings over 30 years of experience in the technology and software industries having served as CEO of Aha! Software, a privately held predictive analytics and cloud computing company from 2012-2014, as CEO of Odyssey Group, a Switzerland-based technology services and software company from 2009-2011, and as CEO of Verio, a leading global provider of hosting and network services from 2004-2005. Prior to these roles, Mr. Conley was the CEO and Board member of Tanning Technology (NASDAQ: TANN} from 2001-2003, Global General Manager of e-markets and Global General Manager of Travel and Transportation Industries at IBM from 1995-2001 (NYSE: IBM), General Counsel and CEO of Galileo International (a predecessor company of Travelport) from 1989-1989, and an attorney at the law firm of Covington & Burling from 1983-1989. Mr. Conley holds a J.D. from Georgetown University and a B.S. in Electrical Engineering from Purdue University.

Ronald H. Cooper

Mr. Cooper, 65, was appointed to the Board in November 2006. Mr. Cooper is presently retired. He most recently served as the President and CEO of Clear Channel Outdoor Americas, Inc. (an outdoor advertising company) from 2009 through 2012. Prior to this position, he was a Principal at Tufts Consulting LLC from 2006 through 2009. Previously, he spent nearly 25 years in the cable and telecommunications industry, most recently at Adelphia Communications where he served as President and COO from 2003 to 2006. Prior to Adelphia, Mr. Cooper held a series of executive positions at AT&T Broadband, RELERA Data Centers & Solutions, MediaOne and its predecessor Continental Cablevision, Inc. He has served on various boards of directors and committees with the National Cable Television Association, California Cable & Telecommunications Association, Cable Television Association for Marketing, New England Cable Television Association, and Outdoor Advertising Association of America. Mr. Cooper holds a B.A. degree from Wesleyan University.

Marwan H. Fawaz

Mr. Fawaz, 59, was appointed to the Board in March 2016. Mr. Fawaz is currently an Executive Advisor to Google and Alphabet Inc. (since Jan 2019) after joining Alphabet as the CEO of Nest Labs Inc in May 2016. With more than 30 years of experience in the media, cable, telecommunications, and broadband industries, Mr. Fawaz offers a wealth of knowledge and expertise, developed from his time as Executive Vice President and CEO of Google/Motorola Mobility from 2012 to 2013 and Executive Vice President of Strategy and Operations and Chief Technology Officer of Charter Communications from 2006 to 2011. In addition, he served as Senior Vice President and Chief Technology Officer of Adelphia Communications from 2003 to 2006 and held leadership positions for other cable industry companies such as MediaOne, among others. He was the founder and principal of Sarepta Advisors, a strategic advisory and consulting group supporting the technology, media, and telecommunications industries. He holds an M.S. degree in Electrical and Communication Engineering and a B.S. degree in Electrical Engineering, both from California State University at Long Beach.

Rajan Naik

Dr. Naik, 50, was appointed to the Board in August 2018. Dr. Naik currently serves as Chief Strategy Officer for Motorola Solutions, Inc., where he is responsible for the corporate strategy organization, M&A, venture capital portfolio and competitive and market intelligence. Motorola Solutions is a global leader in land mobile radio mission-critical communications, video security and analytics and command center software for enterprise and public safety customers. Prior to joining Motorola Solutions, Dr. Naik held the role of Senior Vice President, Chief Strategy Officer at Advanced Micro Devices (AMD), a provider of high-performance computing, graphics and visualization technologies. From 2000 to 2012, Dr. Naik was a Partner at McKinsey & Company in the technology/media/telecom practice. Dr. Naik formerly served as a director on the board for Sonim Technologies from February 2018 to February 2019. He holds a BSc. degree in Engineering from Cornell University and a Ph.D. degree in Engineering from the Massachusetts Institute of Technology.

Janice I. Obuchowski

Ms. Obuchowski, 70, was appointed to the Board in November 1997. Ms. Obuchowski is the founder and President of Freedom Technologies, Inc. (a firm providing public policy, strategic, and engineering advice to companies in the communications sector, government agencies, and international clients), a position she has held since 1992. In 2003, Ms. Obuchowski was appointed by President George W. Bush to serve as Ambassador and Head of the U.S. Delegation to the World Radiocommunication Conference. She has served as Assistant Secretary for Communications and Information at the Department of Commerce, Administrator for the National Telecommunications and Information Administration (“NTIA”), and as the head of international government relations at NYNEX Corporation. Ms. Obuchowski also served as Senior Legal Advisor to Chairman Fowler of the Federal Communications Commission. Ms. Obuchowski formerly served as a director on the board for Inmarsat plc. (May 2009 to December 2019) and Orbital ATK (February 2015 to June 2018) and also served earlier on the boards of Qualcomm Technologies, Inc. and Stratos Global Corporation (then TSE traded). She also serves or has served on several non-profit and private company boards. She holds a J.D. degree from Georgetown University and a B.A. degree from Wellesley College, and also attended the University of Paris.

Brian A. Shepherd

Mr. Shepherd’s biographical information is included in the “Executive Officers of the Registrant” section shown directly above.

Frank V. Sica

Mr. Sica, 71, has served as a director of the Company since its formation in 1994. Mr. Sica has been a Partner of Tailwind Capital (a private equity firm) since 2006. He currently serves as a director on the boards of Kohl’s Corporation (since 1988) and Safe Bulkers, Inc. (since 2008), and formerly served as a director on the board for JetBlue Airways (December 1998 to May 2020). Mr. Sica holds an M.B.A. degree from the Tuck School of Business at Dartmouth College and a B.A. degree from Wesleyan University.

Haiyan Song

Ms. Song, 56, was appointed to the Board in January 2020. Ms. Song currently serves as Executive Vice President and General Manager at F5 Networks. Prior to that, Ms. Song served as Senior Vice President and General Manager of Security Markets for Splunk, Inc. from 2014 to 2020. Prior to that, she spent four years from 2010 to 2014 with Hewlett Packard Enterprise Co., in engineering and general manager roles within Hewlett Packard’s ArcSight Business Unit. Ms. Song joined Hewlett Packard following the company’s acquisition of ArcSight, Inc. in 2010. Ms. Song was Vice President of Engineering & Product with ArcSight from 2005 to 2010. Ms. Song holds both M.S. and B.S. degrees in Computer Science from Florida Atlantic University. She also studied at Tsinghua University in China and completed the Stanford University Graduate School of Business Executive Program in General Management in 2012.

Silvio Tavares

Mr. Tavares, 50, was appointed to the Board in May 2020. Mr. Tavares is the President and CEO of VantageScore, a leading national credit score model company. He is also Chairman of the board of directors (and former President and CEO) of The Digital Commerce Alliance, a leading global trade association for the digital commerce, payments, and fin-tech industries, since 2013. Prior to that, Mr. Tavares was Senior Vice President and the Global Head of the Information Products Business Unit at Visa, Inc., and before that was with First Data Corp. (now part of Fiserv) from 2006 to 2012, where he was Senior Vice President and the Head of the Global Information and Analytics Business Unit and also held other senior finance roles. Mr. Tavares formerly served as a board director, Audit committee chairman and designated financial expert for CPI Card Group. He holds a J.D. degree from the Boston University School of Law; an M.B.A. degree from the Boston College Carroll School of Management; and a B.S. degree in Electrical and Computer Engineering from Tufts University.

Tse Li “Lily” Yang

Ms. Yang, 49, was appointed to the Board in February 2021. Ms. Yang is currently Chief Financial Officer of Strava, Inc., where she is responsible for finance and legal. From 2017-2021, Ms. Yang was the Chief Accounting Officer for Pinterest, Inc. where she was instrumental in taking the company from late stage private to public in 2019 and enabling the scale of growth by 5X. From 2015 to 2017, she spent two years with Medivation as the Vice President of Finance and Accounting where she was tasked with driving strategic growth and expansion before the company was acquired by Pfizer. Ms. Yang worked at Gilead Sciences from 2003 to 2015, finishing her tenure as Vice President and Corporate Controller. Ms. Yang holds a B.S. in Accounting and Managerial Information Systems from Boston University and is a certified public accountant.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’. On January 31, 2022, the number of holders of record of common stock was 123.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2016, in our common stock and in each of the two indexes, and all dividends, if any, were reinvested.

	As of December 31,
	2016	2017	2018	2019	2020	2021
CSG Systems International, Inc.	$100.00	$92.32	$68.36	$113.50	$101.01	$131.83
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
Data Preparation and Processing Services	100.00	172.66	144.53	157.17	227.19	193.05

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-	$-	4,703,890

Of the total number of securities remaining available for future issuance, 4,614,524 shares can be used for various types of stock-based awards, as specified in the equity compensation plan, with the remaining 89,366 shares to be used for our employee stock purchase plan. See Note 13 to our Financial Statements for additional discussion of our equity compensation plans.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2021 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
October 1 - October 31	43,359	$50.18	42,800	3,856,717
November 1 - November 30	75,840	52.41	75,000	3,781,717
December 1 - December 31	190,893	55.25	177,000	3,604,717
Total	310,092	$53.84	294,800
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

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak which has led to a global health emergency. Throughout the COVID-19 crisis, we have remained focused on protecting the health and safety of our employees, while meeting the needs of our customers. While we have taken measures to protect our employees, to include a remote working environment for those employees who are able to conduct business from home and reduced travel, we are still conducting business as usual and are working with our customers to minimize any potential disruption. Additionally, we have implemented a workplace of the future philosophy that supports work-life integration and employees' diverse needs, providing flexibility and personal choice so employees can do their best work from anywhere. We do not believe that our workplace philosophy and limited staffing in select office locations has adversely impacted our internal controls, financial reporting systems, or our operations.

The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II Item 1A. Risk Factors of this report for additional details. As we continue to manage our business in this uncertain environment, our priorities remain the health and safety of our employees, providing our customers with world-class services and solutions, and prudently managing our liquidity to ensure our continued financial strength. As a result of COVID-19 related supply chain issues, our capital expenditures may increase in the short-term as we forward purchase IT related hardware and other supplies. However, given our financial strength, we do not believe our liquidity will be significantly impacted by these conditions. As of December 31, 2021, we had approximately $234 million in cash, cash equivalents and short-term investments, and an additional $450 million available to borrow under our revolving credit facility.

Acquisition Activity

During 2021, we completed the following acquisitions: (i) Tango Telecom Limited (“Tango”) in May; (ii) Kitewheel, LLC (“Kitewheel”) in July; (iii) Keydok, LLC in September; and (iv) DGIT Systems Pty Ltd (“DGIT”) in October. Additionally, in July 2021, we obtained a controlling interest in MobileCard Holdings, LLC (“MobileCard”). The results of these businesses are included in our 2021 results of operations from the acquisition date forward. As a result, our year-over-year results of operations may not be comparable between years due to the timing of the transactions. The comparable differences have been described below where relevant or significant.

These acquisitions are discussed in greater detail in Note 7 to our Financial Statements.

Executive Transition Costs

In 2020, we entered into a Separation Agreement and subsequent amendment with our former President and CEO, Bret Griess. Under the terms of the Separation Agreement, Mr. Griess was entitled to: (i) additional compensation totaling $7.3 million, which was expensed ratably over his remaining service period, for which approximately $5 million was paid in 2021 and approximately $2 million will be paid in 2022; and (ii) accelerated stock vestings, which resulted in additional stock-based compensation expense of $5.7 million in 2020. The total $13.0 million of executive transition costs for 2020 were recorded in selling, general and administrative (“SG&A”) expense.

Management Overview

Results of Operations. A summary of our results of operations for 2021 and 2020, and other key performance metrics are as follows (in thousands, except percentages and per share amounts):

	Year Ended December 31,
	2021	2020
Revenue	$1,046,487	$990,533
Transaction fees (1)	66,722	67,671
Operating Results:
Operating income	124,186	105,556
Operating income margin	11.9%	10.7%
Diluted EPS	$2.26	$1.82
Supplemental Data:
Restructuring and reorganization charges (2)	$4,870	$5,328
Executive transition costs (2)	503	13,012
Acquisition-related costs:
Amortization of acquired intangible assets	11,645	11,816
Earn-out compensation	(2,521)	-
Transaction-related costs	1,450	(587)
Stock-based compensation (2)	21,580	19,762
Amortization of OID	3,021	2,983
Loss on acquisition of controlling interest (3)	6,180	-
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
(3)
During 2021, we acquired a controlling interest in MobileCard (see Note 7 to our Financial Statements). Upon acquisition, we recognized a non-cash loss in other income (expense) related to the fair value remeasurement of the previously held equity investment interest.

Revenue. Revenue for 2021 was $1,046.5 million, a 5.6% increase when compared to $990.5 million for 2020, with the increase mainly attributed to the continued growth of our revenue management platforms, as the majority of the increase was attributed to organic growth.

Operating Results. Operating income for 2021 was $124.2 million, or an 11.9% operating income margin percentage, compared to $105.6 million, or a 10.7% operating income margin percentage for 2020. The increase in operating income in 2021 is reflective of the higher revenue generated. Additionally, operating income in 2020 was negatively impacted by the $13.0 million of executive transition costs, discussed above, and an approximately $10 million impairment charge, discussed below.

Diluted Earnings Per Share (“EPS”). Diluted EPS for 2021 was $2.26 compared to $1.82 for 2020, reflective of the higher operating income discussed above.

Balance Sheet and Cash Flows. As of December 31, 2021, we had cash, cash equivalents, and short-term investments of $233.7 million, compared to $240.3 million as of December 31, 2020. Cash flows from operating activities for 2021 were $140.2 million, compared to $173.0 million for 2020. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

A large percentage of our historical revenue has been generated from our two largest customers, which are Charter Corporation Inc. (“Charter”) and Comcast Corporation (“Comcast”).

Charter. For 2021 and 2020, revenue from Charter was $221 million and $209 million, respectively, representing approximately 21% of our total revenue, for both periods. On November 2, 2021, we entered into an amendment to our current agreement with Charter (the “Amended Agreement”). The Amended Agreement provides the framework for Charter to consolidate its residential and small and medium business internet, video, and landline voice customer accounts (“Customer Account(s)”) onto ACP. The key terms of the Amended Agreement are as follows:

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
•
The Amended Agreement contains certain rights and obligations of both parties, including the following key items: (i) the termination of the Amended Agreement under certain conditions; (ii) various service level commitments; and (iii) remedies and limitation on liabilities associated with specified breaches of contractual obligations.

During 2021, Charter migrated approximately five million Charter Customer Accounts onto ACP from a competitor's product. As outlined in the Amended Agreement, Charter currently plans to migrate their remaining Customer Accounts onto ACP over the next nine to fifteen months. The Amended Agreement did not have a material impact to our 2021 results of operations.

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

A copy of the Amended Agreement, with confidential information redacted, is filed as exhibit 10.26AW to this Form 10-K.

Comcast. For 2021 and 2020, revenue from Comcast was $216 million and $213 million, respectively, representing approximately 21% and 22% of our total revenue. Our agreement with Comcast runs through December 31, 2024 for processing on ACP and other related solutions, and through December 31, 2025 for print and mail services for residential customer accounts, with the option to extend the ACP processing agreement for an additional one-year term.

A copy of the Comcast agreement and related amendments, with confidential information redacted, is included in the exhibits to our periodic filings with the SEC.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following (in thousands):

	2021	2020	2019
Cost of revenue	$4,561	$4,947	$4,584
Research and development	3,276	2,745	2,657
Selling, general and administrative (1)	13,743	12,070	13,655
Restructuring and reorganization charges	(180)	(215)	(977)
Total stock-based compensation expense	$21,400	$19,547	$19,919
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

Our contracts with customers include SaaS based revenue management platform arrangements, managed services arrangements, SaaS payments platform arrangements, software license and service arrangements, professional services arrangements, and bundled service arrangements. The revenue recognition policies that involve the most complex and subjective decisions or assessments that may have a material impact on our operations relate to the accounting for revenue management platform arrangements, software license and service arrangements, and bundled service arrangements.

Our SaaS based revenue management platform arrangements are complex agreements that typically include multiple performance obligations. Key factors considered in accounting for SaaS based revenue management platform arrangements include the following criteria: (i) identification of performance obligations within the contract; (ii) determination of the transaction price given the variable nature of the consideration and significance of the consideration; (iii) determination of stand-alone selling price for each performance obligation and the allocation of value between the performance obligations; and (iv) calculation of revenue recognized in each period. The evaluation of these factors and ultimate revenue recognition decision requires significant judgements to be made by us. Depending on the significance of variable consideration, number of solutions/services, complex pricing structures and long-term nature of these types of contracts, our judgements and estimates made in this area could have a significant effect on the amount and timing of revenue recognized in any period. In addition, certain solutions and arrangements require us to assess whether we are a principal to the transaction (gross revenue) or an agent to the transaction (net revenue). Such assessments can have a significant effect on the amount of total revenue recognized.

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

Our contracts are subject to modification via amendment, change requests, and/or statement of works. Such modifications may occur frequently. The accounting for contract modifications is complex and requires significant judgements to be made by us as to whether the contract modification is treated as either a separate contract or part of the existing contract. Our judgements could have a significant effect on the revenue recognized in any period by changing the amount and/or timing of the revenue recognized.

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

One of the more complex items within our income tax expense is the determination of our annual research and experimentation income tax credit (“R&D tax credit”). We have incurred approximately $120 - $135 million annually in R&D expense over the last three years. The calculation of the R&D tax credit involves the identification of qualifying projects, as well as an estimation of the qualifying costs for such projects. Due to the size, nature, and the number of projects worked on in any given year, the calculation can become complex and certain judgments are necessary in determining the amount of the R&D tax credits claimed.

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

Detailed Discussion of Results of Operations

The following discussion includes a comparison of our results of operations and liquidity for 2021 compared to 2020. For a discussion of the 2020 compared to 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.

Total Revenue. Total revenue for 2021 was $1,046.5 million, a 5.6% increase when compared to $990.5 million for 2020. The increase in total revenue can be mainly attributed to continued growth of our revenue management solutions and to a lesser degree, the revenue generated from customer experiences solutions and the acquired businesses (discussed above), and favorable foreign currency movements.

We use the location of the customer as the basis of attributing revenue to individual countries and corresponding geographic regions. Revenue by geographic regions for 2021 and 2020 were as follows (in thousands):

	2021	2020
Americas (principally the U.S.)	$887,428	$856,858
Europe, Middle East, and Africa	117,431	96,480
Asia Pacific	41,628	37,195
Total revenue	$1,046,487	$990,533

Total Operating Expenses. Our operating expenses for 2021 increased 4.2% to $922.3 million, from $885.0 million for 2020. The increase in operating expenses is reflective of our increase in revenue and can be primarily attributed to increased employee related costs and the additional costs of the acquired businesses, as we continue to invest in our people and our future-ready platforms to position ourselves for accelerated growth, and to a lesser degree, unfavorable foreign currency movements. These costs were offset to a certain degree by the $13.0 million of executive transition costs, discussed above; and an approximately $10 million impairment charge for the write-off of capitalized customer contract costs related to a discontinued project implementation, both recorded in 2020.

Cost of Revenue (Exclusive of Depreciation). Our cost of revenue consist principally of the following: (i) computing capacity and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) transaction fees-interchange and other payment-related fees to third-party payment processors and financial institutions; (iv) customer support organizations (e.g., our customer support call center, account management, etc.); (v) professional services organization; (vi) various product delivery and support organizations (e.g., managed services delivery, product management, product maintenance, etc.); (vii) third-party software costs and/or royalties related to certain software products; (viii) facilities and infrastructure costs related to the statement production and support organizations; and (ix) amortization of acquired intangibles. The costs related to new solution development (including significant enhancements to existing products and services) are included in R&D expense.

The cost of revenue for 2021 increased 1.4% to $543.2 million, from $535.6 million for 2020, reflective of the increase in revenue, driven mainly by employee-related costs, to include the acquired businesses. Additionally, in 2020 we recorded an approximately $10 million impairment charge, mentioned above. Total cost of revenue as a percentage of revenue for 2021 and 2020 was 51.9% and 54.1%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for 2021 was $134.7 million, a 9.6% increase when compared to $122.8 million for 2020, with the increase mainly attributed to higher employee related costs, to include the R&D activities of the acquired businesses.

Our R&D efforts are focused on the continued evolution of our solutions that enable our customers worldwide to provide a more personalized customer experience while introducing new digital solutions. This includes the continued investment in our products and integration of the recently acquired assets into our solutions.

As a percentage of total revenue, R&D expense for 2021 and 2020 was 12.9% and 12.4%, respectively. We anticipate the level of R&D investment in the near-term to be relatively consistent with 2021.

SG&A Expense (Exclusive of Depreciation). SG&A expense for 2021 increased 8.3% to $214.7 million, from $198.3 million for 2020. The increase in SG&A expense between 2021 and 2020 is reflective of our growth strategy and is primarily due to higher employee related costs and the SG&A activities of the acquired businesses. This was offset to a certain degree by the $13.0 million of executive transition costs in 2020, discussed above. As a percentage of total revenue, SG&A expense for 2021 and 2020 was 20.5% and 20.0%, respectively.

Depreciation Expense. Depreciation expense for all property and equipment is reflected separately from cost of revenue or the other components of operating expenses. Depreciation expense for 2021 was $24.8 million, an 8.3% increase from $22.9 million for 2020. The increase can be primarily attributed to expenditures on software, technology, and security infrastructure, which generally have shorter depreciable lives.

Restructuring and Reorganization Charges. In 2021 and 2020, we implemented cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $4.9 million and $5.3 million, respectively. These initiatives were primarily made up of organizational changes made to pursue global opportunities and efficiencies.

See Note 8 to our Financial Statements for additional information regarding these initiatives.

Operating Income. Operating income and operating income margin for 2021 was $124.2 million, or 11.9% of total revenue, compared to $105.6 million, or 10.7% of total revenue for 2020. The increase in operating income in 2021 is reflective of the higher revenue generated. Additionally, operating income in 2020 was negatively impacted by the $13.0 million of executive transition costs, and an approximately $10 million impairment charge, discussed above.

Interest Expense and Amortization of Original Issue Discount (“OID”). Our interest expense relates primarily to our 2016 Convertible Notes and our 2018 and 2021 Credit Agreements. See Note 5 to our Financial Statements for additional discussion of our long-term debt, to include the non-cash interest expense related to the amortization of the convertible debt OID.

Other, net. During 2021, we made an additional investment in MobileCard (see Note 7 to our Financial Statements), resulting in a controlling interest of the company. Upon obtaining control of MobileCard, the fair value of our pre-existing equity investment was remeasured resulting in a $6.2 million non-cash loss as of the acquisition date.

Income Tax Provision. Our effective income tax rates for 2021 and 2020 were as follows:

2021	2020
28%	31%

The 2020 effective income tax rate reflects the income tax impact related to the executive transition costs, discussed above (see Note 9 to our Financial Statements).

Liquidity

Cash and Liquidity. As of December 31, 2021, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $233.7 million, compared to $240.3 million as of December 31, 2020. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

During 2021, we refinanced our 2018 Credit Agreement which extended the term of the loan from March 2023 to September 2026. The 2021 Credit Agreement increased our liquidity and capital resources position by approximately $30 million. Additionally, as part of our 2021 Credit Agreement, we expanded our revolving loan facility, the 2021 Revolver, from $200 million to $450 million. As of December 31, 2021, there were no borrowings outstanding on the 2021 Revolver. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of December 31, 2021, and the date of this filing, we believe we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31,	December 31,
	2021	2020
Americas (principally the U.S.)	$164,561	$183,918
Europe, Middle East and Africa	56,368	47,513
Asia Pacific	12,743	8,866
Total cash, equivalents and short-term investments	$233,672	$240,297

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences. As of December 31, 2021, we had $1.4 million of cash restricted as to use primarily to collateralize guarantees and outstanding letters of credit included in our total cash, cash equivalents and short-term investments balance.

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

Our primary source of cash is from our operating activities. Our current business model consists of a significant amount of recurring revenue sources related to our long-term revenue management platforms and other related solutions and managed services arrangements (primarily billed monthly), payments transaction services (primarily billed monthly), and software maintenance agreements (which may be billed monthly, quarterly, or annually). This recurring revenue base provides us with a reliable and predictable source of cash. In addition, software license fees and professional services revenue are sources of cash, but the payment streams for these items are less predictable.

The primary use of our cash is to fund our operating activities. Over half of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; (iii) incentive compensation; and (iv) reimbursements for travel and entertainment expenses. Other operating expenses consist of: (i) computing capacity and related services and communication lines for our outsourced cloud-based business; (ii) paper, envelopes, and related supplies for our statement processing solutions; (iii) transaction fees paid in conjunction with the delivery of services under our payment services contracts; (iv) hardware and software maintenance; and (v) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A discussion of our material contractual obligations is provided below.

Our 2021 and 2020 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2021:
March 31 (1)(2)	$49,273	$(51,497)	$(2,224)
June 30 (2)	42,930	1,523	44,453
September 30	42,417	3,663	46,080
December 31	44,609	7,305	51,914
Total	$179,229	$(39,006)	$140,223

2020:
March 31 (1)(2)	$52,938	$(59,900)	$(6,962)
June 30 (2)	41,022	16,800	57,822
September 30 (2)	31,971	33,298	65,269
December 31	37,747	19,117	56,864
Total	$163,678	$9,315	$172,993
(1)
Cash flows from operating activities for the first quarter of 2021 and 2020 reflect the negative impacts of the payment of the 2020 and 2019 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for those items.
(2)
Cash flows from operating activities for the first quarter of 2021 and the first and second quarters 2020 were negatively impacted by the timing of certain recurring key customer payments that were delayed and received subsequent to quarter-end, of approximately $26 million for the first quarter of 2021, and $33 million and $26 million for the first and second quarters of 2020. As of the end of the second quarter of 2021 and the third quarter of 2020, these recurring key customer payments were current, resulting in the second quarter of 2021 and the third quarter of 2020 cash flows from operating activities having the benefit of an additional payment due to the timing delays in previous quarters.

We believe the above table illustrates our ability to generate recurring quarterly cash flows from our operations, and the importance of managing our working capital items. The quarterly and annual variations in our net cash provided by operating activities are generally related to the changes in our operating assets and liabilities (related mostly to fluctuations in timing at quarter-end of customer payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2021:
March 31	$250,743	$(3,718)	$247,025	70
June 30	226,774	(3,546)	223,228	68
September 30	246,317	(3,157)	243,160	65
December 31	248,567	(4,250)	244,317	66

2020:
March 31	$264,601	$(3,888)	$260,713	72
June 30	248,470	(4,057)	244,413	73
September 30	228,847	(3,730)	225,117	68
December 31	230,251	(3,628)	226,623	67

As of December 31, 2021 and 2020, over 95% of our billed accounts receivable balances were less than 60 days past due.

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

As a global provider of solutions and services, a portion of our accounts receivable balance relates to international customers. This diversity in the geographic composition of our customer base may adversely impact our DBOs as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. For example, our ability to invoice and collect arrangement fees may be dependent upon, among other things: (i) the completion of various customer administrative matters, local country billing protocols and processes (including local cultural differences), and non-customer administrative matters; (ii) meeting certain contractual invoicing milestones; or (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project.

Income Taxes Payable/Receivable

Net income taxes payable/receivable (current and non-current) at December 31, 2021 was a net income taxes receivable balance of $2.0 million, compared to a net income taxes payable balance of $6.9 million at December 31, 2020. This net $8.9 million change is primarily due to the timing of our estimated Federal and state income tax payments.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases and sales of short-term investments and purchases of software, property and equipment, which are discussed below. During 2021, we made the following cash payments for the acquisitions of (all shown net of cash acquired, if applicable): (i) Tango for $11.4 million; (ii) Kitewheel for $33.8 million; (iii) Keydok for $1.0 million; and (iv) DGIT for $12.5 million. We also made an investment in MobileCard of $6.1 million. During 2020, we acquired Tekzenit Inc. (“Tekzenit”) for $10.0 million and made an investment in MobileCard of $1.5 million. All of these activities are included in our cash flows from investing activities.

Purchases/Sales of Short-term Investments

During 2021 and 2020 we purchased $67.0 million and $81.8 million, respectively, and sold or had mature $90.5 million and $56.5 million, respectively, of short-term investments. We continually evaluate the possible uses of our excess cash balances and will likely purchase and sell additional short-term investments in the future.

Software, Property and Equipment

Our annual capital expenditures for software, property and equipment for 2021 and 2020 were $26.6 million and $29.4 million, respectively. Our capital expenditures for these periods consisted principally of investments in computer hardware, software, and related equipment, statement production equipment, and infrastructure.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below.

Issuance of Common Stock

Proceeds from the issuance of common stock for 2021 and 2020 were $2.6 million and $2.5 million, respectively, and relate primarily to our employee stock purchase plan.

Repurchase of Common Stock

During 2021 and 2020 we repurchased approximately 733,000 shares and 624,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $36.0 million and $26.3 million, respectively.

Additionally, outside of our Stock Repurchase Program, during 2021 and 2020, we repurchased from our employees and then canceled approximately 130,000 shares and 254,000 shares, of our common stock for $6.3 million and $11.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through December 31, 2021 and 2020, we have paid $42.3 million and $38.1 million, respectively, for our total repurchases of common stock, with the differences when compared to the amounts accrued attributed to the timing of the settlement.

Cash Dividends Paid on Common Stock

During 2021 and 2020, the Board approved dividend payments totaling $32.7 million and $30.9 million, respectively. During 2021 and 2020, we paid dividends of $32.6 million and $31.1 million, respectively, with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Long-term Debt

In 2021, we refinanced our 2018 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2021 Credit Agreement, resulting in a net increase of available cash of $30.0 million. As part of the refinancing, we paid $3.0 million of deferred financing costs.

Additionally, during 2021 and 2020 we made principal repayments of $8.4 million and $10.3 million, respectively, on our long-term debt balance.

See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During 2021 and 2020, we had net settlement and merchant reserve activity of $20.3 million and ($15.1) million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Consolidated Balance Sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Balance Sheets but are required to be disclosed.

We have elected to redeem all of our outstanding 2016 Convertible Notes on March 15, 2022 at a redemption price of 100% of the principal amount. As of December 31, 2021, the outstanding balance of our 2016 Convertible Notes was $230.0 million and the remaining interest payments are approximately $5 million. Additionally, the conversion obligation in excess of par value, if any, will be settled in cash.

Our 2021 Credit Agreement includes the mandatory quarterly amortization payments on the term loan, interest payments throughout the life of the term loan, and a commitment fee on the unused balance of the revolver. As of December 31, 2021, the outstanding balance on our 2021 Credit Agreement was $148.1 million, our estimated interest over the remaining life of the loan was approximately $10 million, and our estimated commitment fee was approximately $3 million, based on the current leverage ratio, LIBOR rates, and unused revolver balance.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Our operating leases are discussed in Note 6 to our Financial Statements. As of December 31, 2021, the value of our obligations under our real estate and equipment leases was approximately $87 million.

Our purchase obligations consist primarily of our expected minimum base fees under our outsourced computing service agreement with Ensono, Inc., which includes embedded lease components (discussed in Notes 6 and 11 to our Financial Statements). As of December 31, 2021, the total value of our purchase obligations was approximately $274 million.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources.

•
Cash, Cash Equivalents and Short-term Investments. As of December 31, 2021, we had cash, cash equivalents, and short-term investments of $233.7 million, of which approximately 66% is in U.S. dollars and held in the U.S. We have $1.4 million of restricted cash included in cash and cash equivalents, used primarily to collateralize guarantees and outstanding letters of credit. For the remainder of the monies denominated in foreign currencies or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds to meet our capital resource needs.
•
Revolving Loan Facility. In 2021, we refinanced our 2018 Credit Agreement, which includes a $450 million revolving loan facility, our 2021 Revolver. As of December 31, 2021, we had no borrowing outstanding on our 2021 Revolver and had the entire $450 million available to us. Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of December 31, 2021, we had 3.6 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

Under our Stock Repurchase Program, we may repurchase shares in the open market or in privately negotiated transactions, including through an accelerated stock repurchase plan or under a SEC Rule 10b5-1 plan. The actual timing and amount of share repurchases are dependent on the current market conditions and other business-related factors. Our common stock repurchases are discussed in more detail in Note 12 to our Financial Statements.

During 2021, we repurchased 733,000 shares of our common stock for $36.0 million (weighted-average price of $49.13 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during 2021, we repurchased from our employees and then cancelled 130,000 shares of our common stock for $6.3 million in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

•
Executive Transition. In 2020, we entered into a Separation Agreement and subsequent amendment with our former President and CEO, which included a commitment to pay additional compensation of approximately $7 million, for which approximately $5 million was paid in 2021 and approximately $2 million will be paid in 2022.
•
Cash Dividends. During 2021, the Board declared dividends totaling $32.7 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.
•
Acquisitions. During 2021, we completed the following acquisitions, and as a result, have the following potential future obligations:
o
In May we acquired Tango for a purchase price of approximately $13 million, or approximately $11 million, net of cash acquired.
o
In July we acquired Kitewheel for a purchase price of $40.0 million, of which $34.0 million was paid upon close and the remaining $6.0 million will be paid in annual payments over the next three years.
o
In July, we made an additional investment of $6.1 million in MobileCard. After this investment, we now hold a 64% controlling interest in the company.
o
In September we acquired Keydok for a purchase price of $1.0 million, which includes provisions for up to $18.0 million of potential future earn-out payments. The earn-out period is through September 30, 2025. As of December 31, 2021, we have not accrued any amounts related to the potential earn-out payments.
o
In October we acquired DGIT for a purchase price of approximately $16 million, which includes escrowed funds of approximately $2 million to be paid over the next four years subject to certain reductions, as applicable, and provisions for up to approximately $13 million of potential future earn-out payments. The earn-out period is through September 30, 2025. As of December 31, 2021 we have accrued $0.3 million related to the potential earn-out payments.

Additionally, the 2020 Tekzenit acquisition includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10 million over a measurement period through March 31, 2023. As of December 31, 2021, we have made no earn-out or qualified sales payments for this acquisition.

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

•
Capital Expenditures. During 2021, we spent $26.6 million on capital expenditures. As of December 31, 2021, we had committed to purchase $10.5 million of equipment.
•
Stock Warrants. We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of December 31, 2021, approximately 1.0 million Stock Warrants were outstanding, none of which were vested.

The Stock Warrants are discussed in more detail in Note 12 to our Financial Statements.

•
Long-Term Debt. As of December 31, 2021, our long-term debt consisted of the following: (i) 2016 Convertible Notes with a par value of $230.0 million; and (ii) 2021 Credit Agreement term loan borrowings of $148.1 million.

2016 Convertible Notes

Our 2016 Convertible Notes will be convertible at the option of the note holders during the period from December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022. For notes presented during this time frame, the settlement amount will be equal to the sum of the daily settlement amounts for each of the following 40 consecutive trading days during the related observation period (January 12, 2022 - March 10, 2022). We have elected to redeem all of the outstanding notes on March 15, 2022 at a redemption price of 100% of the principal amount. We will settle the par amount in cash using our available cash and our 2021 Revolver. As a result, we expect our required debt service outlay during the next twelve months for the 2016 Convertible Notes to be the $230.0 million par value, the conversion obligation in excess of par value, if any, and interest payments of $4.9 million.

2021 Credit Agreement

Our 2021 Credit Agreement mandatory repayments and the cash interest expense (based upon current interest rates and leverage ratio) for the next twelve months is $7.5 million, and $2.4 million, respectively. We have the ability to make prepayments on our 2021 Credit Agreement without penalty.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2021, we are exposed to various market risks, including changes in interest rates, fluctuations, and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2016 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates under our 2021 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. Refer to Note 5 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the December 31, 2021 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments. Our cash and cash equivalents as of December 31, 2021 and 2020 were $205.6 million and $188.7 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of December 31, 2021 and 2020 were $28.0 million and $51.6 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payments services. As of December 31, 2021 and 2020, we had $186.3 million and $166.0 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not record our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of December 31, 2021, the fair value of the 2016 Convertible Notes was estimated at $245.0 million using quoted market prices.

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

During the year ended December 31, 2021, we generated approximately 87% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of December 31, 2021 and 2020, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2021		December 31, 2020
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(4)	$1,829	$(148)	$1,673
Euro	(297)	2,702	(288)	7,734
U.S. Dollar	(541)	30,212	(292)	24,445
South African Rand	(95)	3,631	-	4,809
Other	(10)	976	(6)	1,071
Totals	$(947)	$39,350	$(734)	$39,732

A hypothetical adverse change of 10% in the December 31, 2021 exchange rates would not have had a material impact upon our results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Management has excluded from its evaluation the internal control over financial reporting: (i) MobileCard Holdings, LLC, which beginning in July 2021, the Company held a controlling interest in; (ii) Keydok, LLC, which was acquired on September 14, 2021; and (iii) DGIT Systems Pty Ltd, which was acquired on October 4, 2021; which are discussed in Note 7 to the Consolidated Financial Statements. At December 31, 2021, these combined acquisitions had $30.7 million and $27.3 million of total assets and net assets, respectively. For the year ended December 31, 2021, the Consolidated Statement of Income included total revenue associated with these acquisitions of $1.5 million. In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CSG Systems International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired MobileCard Holdings, LLC, Keydok, LLC, and DGIT Systems Pty Ltd during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, MobileCard Holdings, LLC, Keydok, LLC, and DGIT Systems Pty Ltd’s internal control over financial reporting associated with total assets of $30.7 million and total revenue of $1.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MobileCard Holdings, LLC, Keydok, LLC, and DGIT Systems Pty Ltd.

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
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Agreements with significant customers

As discussed in Note 3 to the consolidated financial statements, the Company generated 42% of its revenue from its significant customers. The agreements with these significant customers are complex and subject to modification in the form of amendments, change requests, or statements of work, which can occur frequently. The accounting for these agreements requires significant judgments to be made by the Company, specifically whether a new or revised agreement is treated as either a separate contract or modification of an existing contract. The judgments could significantly affect revenue recognized in any period.

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

Omaha, Nebraska
February 18, 2022

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$205,635	$188,699
Short-term investments	28,037	51,598
Total cash, cash equivalents and short-term investments	233,672	240,297
Settlement and merchant reserve assets	186,267	166,031
Trade accounts receivable:
Billed, net of allowance of $4,250 and $3,628	244,317	226,623
Unbilled	35,802	37,785
Income taxes receivable	6,414	2,167
Other current assets	41,727	41,688
Total current assets	748,199	714,591
Non-current assets:
Property and equipment, net of depreciation of $111,244 and $105,073	73,580	81,759
Operating lease right-of-use assets	86,034	110,756
Software, net of amortization of $152,283 and $139,836	29,757	26,453
Goodwill	321,330	272,322
Acquired customer contracts, net of amortization of $114,166 and $105,778	57,207	48,012
Customer contract costs, net of amortization of $32,410 and $39,893	46,618	47,238
Deferred income taxes	8,584	10,205
Other assets	15,840	20,664
Total non-current assets	638,950	617,409
Total assets	$1,387,149	$1,332,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$237,500	$14,063
Operating lease liabilities	23,270	22,651
Customer deposits	43,546	39,992
Trade accounts payable	35,397	29,834
Accrued employee compensation	91,115	86,289
Settlement and merchant reserve liabilities	185,276	165,064
Deferred revenue	53,748	52,357
Income taxes payable	398	6,627
Other current liabilities	24,852	19,383
Total current liabilities	695,102	436,260
Non-current liabilities:
Long-term debt, net of unamortized discounts of $3,406 and $5,346	137,219	337,154
Operating lease liabilities	70,068	95,926
Deferred revenue	19,599	17,275
Income taxes payable	4,058	2,436
Deferred income taxes	7,752	5,109
Other non-current liabilities	13,107	15,445
Total non-current liabilities	251,803	473,345
Total liabilities	946,905	909,605
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 4,704 and 5,929 shares reserved for employee stock purchase plan and stock incentive plans; 32,495 and 32,713 shares outstanding	705	700
Additional paid-in capital	488,303	470,557
Treasury stock, at cost; 36,713 and 35,980 shares	(930,106)	(894,126)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	(6)	13
Cumulative foreign currency translation adjustments	(38,347)	(31,151)
Accumulated earnings	916,060	876,402
Total CSG stockholders' equity	436,609	422,395
Noncontrolling interest	3,635	-
Total stockholders' equity	440,244	422,395
Total liabilities and stockholders' equity	$1,387,149	$1,332,000

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,046,487	$990,533	$996,810

Cost of revenue (exclusive of depreciation, shown separately below)	543,211	535,597	525,122
Other operating expenses:
Research and development	134,691	122,847	127,994
Selling, general and administrative	214,694	198,279	191,329
Depreciation	24,835	22,926	21,422
Restructuring and reorganization charges	4,870	5,328	4,834
Total operating expenses	922,301	884,977	870,701
Operating income	124,186	105,556	126,109
Other income (expense):
Interest expense	(14,569)	(15,500)	(17,748)
Amortization of original issue discount	(3,021)	(2,983)	(2,819)
Interest and investment income, net	365	1,244	1,785
Other, net	(6,015)	(2,961)	(1,604)
Total other	(23,240)	(20,200)	(20,386)
Income before income taxes	100,946	85,356	105,723
Income tax provision	(28,615)	(26,645)	(22,953)
Net income	$72,331	$58,711	$82,770

Weighted-average shares outstanding:
Basic	31,776	32,010	32,051
Diluted	32,010	32,278	32,465

Earnings per common share:
Basic	$2.28	$1.83	$2.58
Diluted	2.26	1.82	2.55

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$72,331	$58,711	$82,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,196)	8,368	3,418
Unrealized holding gains (losses) on short-term investments arising during period	(19)	(3)	14
Other comprehensive income (loss), net of tax	(7,215)	8,365	3,432
Total comprehensive income, net of tax	$65,116	$67,076	$86,202

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Common Stock Warrants	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
BALANCE, January 1, 2019	33,158	$693	$9,082	$441,417	$(842,360)	$(42,935)	$795,127	$-	$361,024

Comprehensive income:
Net income	-	-	-	-	-	-	82,770	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	14	-	-
Foreign currency translation adjustments	-	-	-	-	-	3,418	-	-
Total comprehensive income									86,202
Repurchase of common stock	(693)	-	-	(5,068)	(25,457)	-	-	-	(30,525)
Issuance of common stock pursuant to employee stock purchase plan	55	-	-	2,227	-	-	-	-	2,227
Issuance of restricted common stock pursuant to stock-based compensation plans	513	4	-	(4)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(142)	(1)	-	1	-	-	-	-	-
Stock-based compensation expense	-	-	-	19,919	-	-	-	-	19,919
Exercise of Comcast stock warrants	-	-	(9,082)	(3,829)	-	-	-	-	(12,911)
Dividends	-	-	-	-	-	-	(29,274)	-	(29,274)
BALANCE, December 31, 2019	32,891	696	-	454,663	(867,817)	(39,503)	848,623	-	396,662

Comprehensive income:
Net income	-	-	-	-	-	-	58,711	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(3)	-	-
Foreign currency translation adjustments	-	-	-	-	-	8,368	-	-
Total comprehensive income									67,076
Repurchase of common stock	(878)	-	-	(11,859)	(26,309)	-	-	-	(38,168)
Issuance of common stock pursuant to employee stock purchase plan	68	-	-	2,523	-	-	-	-	2,523
Issuance of restricted common stock pursuant to stock-based compensation plans	672	7	-	(7)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(40)	(3)	-	-	-	-	-	-	(3)
Stock-based compensation expense	-	-	-	25,237	-	-	-	-	25,237
Dividends	-	-	-	-	-	-	(30,932)	-	(30,932)
BALANCE, December 31, 2020	32,713	700	-	470,557	(894,126)	(31,138)	876,402	-	422,395

Comprehensive income:
Net income	-	-	-	-	-	-	72,331	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	(19)	-	-
Foreign currency translation adjustments	-	-	-	-	-	(7,196)	-	-
Total comprehensive income									65,116
Repurchase of common stock	(863)	-	-	(6,258)	(35,980)	-	-	-	(42,238)
Issuance of common stock pursuant to employee stock purchase plan	64	-	-	2,610	-	-	-	-	2,610
Issuance of restricted common stock pursuant to stock-based compensation plans	661	6	-	(6)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(80)	(1)	-	-	-	-	-	-	(1)
Stock-based compensation expense	-	-	-	21,400	-	-	-	-	21,400
Dividends	-	-	-	-	-	-	(32,673)	-	(32,673)
Noncontrolling interest related to business combination	-	-	-	-	-	-	-	3,635	3,635
BALANCE, December 31, 2021	32,495	$705	$-	$488,303	$(930,106)	$(38,353)	$916,060	$3,635	$440,244

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2021	2020	2019
Cash flows from operating activities:
Net income	$72,331	$58,711	$82,770
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	24,835	22,926	21,422
Amortization	47,966	43,947	45,700
Amortization of original issue discount	3,021	2,983	2,819
Asset impairment	1,270	11,030	438
(Gain)/loss on short-term investments and other	(294)	(123)	(364)
Loss on extinguishment of debt	132	-	-
Loss on acquisition of controlling interest	6,180	-	-
Deferred income taxes	2,388	(1,033)	(77)
Stock-based compensation	21,400	25,237	19,919
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(10,702)	14,659	(4,015)
Other current and non-current assets and liabilities	(1,527)	(10,715)	(17,762)
Income taxes payable/receivable	(10,174)	5,405	4,771
Trade accounts payable and accrued liabilities	(15,607)	(5,752)	(10,317)
Deferred revenue	(996)	5,718	5,737
Net cash provided by operating activities	140,223	172,993	151,041

Cash flows from investing activities:
Purchases of software, property and equipment	(26,562)	(29,397)	(37,319)
Purchases of short-term investments	(66,970)	(81,824)	(54,258)
Proceeds from sale/maturity of short-term investments	90,452	56,454	52,135
Acquisition of and investments in business, net of cash acquired	(63,626)	(11,491)	(17,194)
Net cash used in investing activities	(66,706)	(66,258)	(56,636)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,610	2,523	2,227
Payment of cash dividends	(32,587)	(31,056)	(29,126)
Repurchase of common stock	(42,253)	(38,123)	(30,918)
Exercise of common stock warrants	-	-	(12,911)
Proceeds from long-term debt	150,000	-	-
Payments on long-term debt	(128,438)	(10,313)	(7,500)
Payments of deferred financing costs	(3,000)	-	-
Settlement and merchant reserve activity	20,277	(15,144)	42,303
Net cash used in financing activities	(33,391)	(92,113)	(35,925)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2,954)	2,454	1,102

Net increase in cash, cash equivalents and restricted cash	37,172	17,076	59,582

Cash, cash equivalents and restricted cash, beginning of period	354,730	337,654	278,072
Cash, cash equivalents and restricted cash, end of period	$391,902	$354,730	$337,654

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$12,882	$13,681	$16,064
Income taxes	36,690	22,431	18,358

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$205,635	$188,699	$156,548
Settlement and merchant reserve assets	186,267	166,031	181,106
Total cash, cash equivalents and restricted cash	$391,902	$354,730	$337,654

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”), a Delaware corporation, was formed in October 1994 and is based in Denver, Colorado. We are a purpose-driven, SaaS platform company with revenue management and digital monetization, customer engagement, and payments solutions serving a wide variety of industry verticals. Our cloud-first architecture and customer-centric approach help companies around the world acquire, monetize, engage, and retain their B2B (business-to-business) and B2C (business-to-consumer) customers. Over the years, we have focused our research and development (“R&D”) and acquisition investments on expanding our solution set to address the complex, transformative needs of our customers. We are a member of the S&P SmallCap 600 and Russell 2000 indices.

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

Reclassifications. Certain amounts for the prior periods have been reclassified to conform to the December 31, 2021 presentation.

Beginning with the second quarter of 2021, we determined that settlement and merchant reserve assets consist of restricted cash and are now included within cash, cash equivalents and restricted cash when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows (the “Statements of Cash Flows”). Historically, we presented the change in settlement and merchant reserve assets and liabilities as part of the changes in operating assets and liabilities on the Statements of Cash Flows. Additionally, cash flows related to our settlement and merchant reserve liabilities have been reclassified from cash flows from operating activities to cash flows from financing activities.

Prior period amounts have been reclassified to conform to the current period presentation. These changes have no impact on our previously reported consolidated net income, total assets, including cash and cash equivalents, liabilities, and equity. In addition, these changes have no material impact on our previously reported cash flows from operating activities.

Revenue Recognition. Our revenue from customer contracts is measured based on consideration specified in our contracts as discussed further below. We recognize revenue for our products and services separately if there are distinct performance obligations. A product or service, or group of products or services, has a distinct performance obligation if it is separately identifiable from other items in the context of the contract and if our customer can benefit from the product or service on their own or with other resources that are readily available to that customer. We recognize revenue when we satisfy our performance obligations by transferring control of a particular product or service, or group of products or services, to our customers, as described in more detail below. Taxes assessed on our products and services based on governmental authorities at the time of invoicing are excluded from our revenue.

SaaS and Related Solutions

Our SaaS and related solutions include: (i) revenue management platforms and various related ancillary services; (ii) our managed services offering in which we operate software solutions (primarily our software solutions) on behalf of our customers; and (iii) SaaS payments platform.

We contract for our SaaS based solutions using long-term arrangements whose terms have typically ranged from three to five years. These arrangements consist of a series of multiple services delivered daily or monthly, to include such things as: (i) revenue management platforms; (ii) related products and services (e.g., field service management tools, consumer credit verifications, etc.); (iii) digital enablement and delivery functions; and (iv) customer statement invoice printing and mailing services. The fees for these services typically are billed to our customers monthly based upon actual monthly volumes and/or usage of services (e.g., the number of customer accounts maintained on our solutions, the number of transactions processed on our solutions, and/or the quantity and content of the monthly statements and mailings processed through our solutions).

For SaaS based solution contracts, the total contract consideration (including impacts of discounts or incentives) is primarily variable dependent upon actual monthly volumes and/or usage of services; however, these contracts can also include ancillary fixed consideration in the form of one-time, monthly, or annual fees. Pricing of products and services in these contracts is generally at stand-alone selling price, with no allocation of value between the individual performance obligations. In situations where we do an allocation, we determine stand-alone selling price based on established pricing and/or cost, plus an applicable margin. Revenue is generally recognized based on activities performed over a series of daily or monthly periods.

We contract for managed services using long-term arrangements whose terms have typically ranged from three to five years. Under managed services agreements, we operate software products (primarily our software solutions) on behalf of our customers: (i) out of a customer’s data center; (ii) out of a data center we own and operate; or (iii) out of a third-party data center we contract with for such services. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end-user billing services.

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

Our contracts for SaaS payments platform solutions are generally month-to-month or fixed term with automatic renewals. Services provided under these arrangements primarily include Automated Clearing House (“ACH”) transaction processing, credit/debit card processing, web-based and telephone payment processing, and real-time check verification and authentication services. The fees for these services typically are billed on a monthly basis.

Our SaaS payments platform are comprised of one performance obligation. Revenue for these services are based primarily on a fee per transaction or a percentage of the transaction principal and recognized as delivered over a series of daily service periods. Transaction fees collected from merchants are recognized as revenue on a gross basis when we are the principal in completing the payment processing transaction. As a principal to the transaction, we control the service of processing payments on our platform. We bear primary responsibility for the fulfillment of the payment service, contract directly with the merchant, and have full discretion in determining the fee charged to our customers which is independent of the costs we incur when we utilize payment processors or other financial institutions to perform services on our behalf. We therefore bear full margin risk when completing a payment processing transaction. Transaction fees paid to third-party payment processors and other financial institutions are primarily comprised of interchange and other payment-related fees paid in conjunction with the delivery of service to customers under our payments services contracts. These fees are recognized in cost of revenue.

Fees related to set-up or implementation activities for both SaaS and related solutions and managed services contracts are deferred and recognized ratably over the related service period to which the activities relate.

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

For our software arrangements, total contract consideration is allocated between the separate performance obligations based on stand-alone selling prices for software licenses, cost plus applicable margin for services and established pricing for maintenance. The initial sale of our software products generally requires significant production, modification, or customization, such that the delivery of the software license and related professional services required to implement the software represent one combined performance obligation that is satisfied over time based on hours worked (i.e., hours-based method). We are using hours worked on the project, compared against expected hours to complete the project, as the measure to determine progress toward completion as we believe it is the most appropriate metric to measure such progress. The software and services fees are generally fixed fees billed to our customers on a milestone or date basis.

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

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2021, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $2 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 70% of this amount by the end of 2024, with the remaining amount recognized by the end of 2028. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our SaaS and related solutions customer contracts that includes variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2022 through 2028.

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for 2021, 2020, and 2019 was as follows (in thousands):

	2021	2020	2019
Revenue:
SaaS and related solutions	$926,290	$880,822	$896,164
Software and services	72,818	63,239	52,364
Maintenance	47,379	46,472	48,282
Total revenue	$1,046,487	$990,533	$996,810

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for 2021, 2020, and 2019, as a percentage of our total revenue, was as follows:

	2021	2020	2019
Americas (principally the U.S.)	85%	86%	87%
Europe, Middle East and Africa (principally Europe)	11%	10%	9%
Asia Pacific	4%	4%	4%
Total revenue	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for 2021, 2020, and 2019, as a percentage of our total revenue, was as follows:

	2021	2020	2019
Broadband/Cable/Satellite	57%	58%	58%
Telecommunications	19%	19%	19%
Other	24%	23%	23%
Total revenue	100%	100%	100%

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

The following table rolls forward our unbilled accounts receivable from January 1, 2020 to December 31, 2021 (in thousands):

Unbilled Receivables
Beginning Balance, January 1, 2020	$33,450
Recognized during the period	248,574
Reclassified to receivables	(244,574)
Other	335
Ending Balance, December 31, 2020	37,785
Recognized during the period	252,661
Reclassified to receivables	(254,482)
Other	(162)
Ending Balance, December 31, 2021	$35,802

Deferred Revenue. Deferred revenue represents consideration received from customers in advance of services being performed.

The following table rolls forward our deferred revenue from January 1, 2020 to December 31, 2021 (in thousands):

Deferred Revenue
Beginning Balance, January 1, 2020	$(63,646)
Revenue recognized that was included in deferred revenue at the beginning of the period	40,811
Consideration received in advance of services performed net of revenue recognized in the current period	(46,719)
Other	(78)
Ending Balance, December 31, 2020	(69,632)
Revenue recognized that was included in deferred revenue at the beginning of the period	49,052
Consideration received in advance of services performed net of revenue recognized in the current period	(53,084)
Other	317
Ending Balance, December 31, 2021	$(73,347)

Postage. We pass through to our customers the cost of postage that is incurred on behalf of those customers, and typically require an advance payment on expected postage costs. These advance payments are included in customer deposits in the accompanying Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements for those customers where we require advance deposits and include the net amount (which is not material) in SaaS and related solutions revenue.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of December 31, 2021 and 2020, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). As of December 31, 2021 and 2020, we had $1.4 million and $1.7 million, respectively, of restricted cash that serves to collateralize bank guarantees and outstanding letters of credit included in cash and cash equivalents in our Balance Sheets.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2021 and 2020 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of December 31, 2021 and 2020 have contractual maturities of less than two years from the time of acquisition. Our short-term investments at December 31, 2021 and 2020 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments in 2021, 2020, and 2019 were $90.5 million, $56.5 million, and $52.1 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$29,305	$—	$29,305	$33,535	$—	$33,535
Commercial paper	—	1,000	1,000	—	15,746	15,746
Corporate debt securities	—	—	—		1,351	1,351
Short-term investments:
Corporate debt securities	—	24,352	24,352	—	38,672	38,672
U.S. government agency bonds	—	—	—	—	4,642	4,642
Asset-backed securities	—	3,685	3,685	—	8,284	8,284
Total	$29,305	$29,037	$58,342	$33,535	$68,695	$102,230

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Credit Agreement (carrying value including current maturities)	$148,125	$148,125	$—	$—
2018 Credit Agreement (carrying value including current maturities)	—	—	126,563	126,563
2016 Convertible debt (par value)	230,000	244,950	230,000	244,663

The fair value for our Credit Agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible debt was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs. See Note 5 for discussion regarding our debt.

Settlement and Merchant Reserve Assets and Liabilities. Settlement assets and settlement liabilities represent cash collected on behalf of merchants via payments processing services which is held for an established holding period until settlement with the customer. The holding period is generally one to four business days depending on the payment model and contractual terms with the customer. During the holding period, cash is held in trust with various major financial institutions and a corresponding liability is recorded for the amounts owed to the customer. At any given time, there may be differences between the cash held in trust and the corresponding liability due to the timing of operating-related cash transfers.

Merchant reserves represent deposits collected from merchants to mitigate our risk of loss due to nonperformance of settlement obligations initiated by those merchants using our payments processing services, or non-payment by customers for services rendered by us. We perform a credit risk evaluation on each customer based on multiple criteria, which provide the basis for the deposit amount required for each merchant. For the duration of our relationship with each merchant, we hold their reserve deposits with major financial institutions. We hold these funds in separate accounts and are fully offset by corresponding liabilities.

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$171,505	$170,514	$149,785	$148,818
Merchant reserve assets/liabilities	14,762	14,762	16,246	16,246
Total	$186,267	$185,276	$166,031	$165,064

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

The activity in our allowance for doubtful accounts receivable is as follows (in thousands):

	2021	2020	2019
Balance, beginning of year	$3,628	$3,735	$3,115
Additions to expense	1,102	1,481	778
Write-offs	(466)	(1,532)	(158)
Other	(14)	(56)	—
Balance, end of year	$4,250	$3,628	$3,735

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes. Depreciation expense for all property and equipment is reflected in our Consolidated Statements of Income ("Income Statement" or "Income Statements") separately in the aggregate and is not included in the cost of revenue or the other components of operating expenses.

Software. We expend substantial amounts on R&D, particularly for new solutions, and enhancements of existing products and services. For development of software solutions that are to be licensed by us, we expense all costs related to the development of the software until technological feasibility is established. For development of software to be used internally (e.g., cloud-based systems software), we expense all costs prior to the application development stage.

During 2021, 2020, and 2019, we expended $134.7 million, $122.8 million, and $128.0 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2021, 2020, and 2019, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2021 and 2020 Balance Sheets.

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

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on the face of our Income Statements.

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2021	2020	2019
Basic weighted-average common shares	31,776	32,010	32,051
Dilutive effect of restricted common stock	234	268	282
Dilutive effect of Stock Warrants	-	-	132
Diluted weighted-average common shares	32,010	32,278	32,465

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

Potentially dilutive common shares related to non-participating unvested restricted stock and Stock Warrants were excluded from the computation of diluted EPS, as the effect was antidilutive, and were not material in any period presented.

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

Accounting Pronouncements Issued But Not Yet Effective. In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the related Earnings Per Share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis. We have elected to adopt this ASU using the modified retrospective transition method in which an approximately $10 million cumulative-effect adjustment was made to our January 1, 2022 retained earnings balance.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-18 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. However, an entity that elects to early adopt is required to apply the guidance retrospectively to all business combinations that occurred since the beginning of the annual period in which the new guidance was adopted. We elected to early adopt ASU 2021-08 as of October 1, 2021. The effects of adoption on our Financial Statements were not material.

3. Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our chief operating decision maker has organized our company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2021, there is one reportable segment.

Solutions and Services. Our solutions and services help companies around the world monetize and digitally enable the customer experience by accurately capturing, managing, generating, and optimizing the interactions and revenue associated with their customers. We generate a substantial percentage of our revenue from customers utilizing Advanced Convergent Platform (“ACP”), a private SaaS based platform, and related solutions (e.g., field force automation, analytics, electronic bill presentment, ACH, etc.) to the North American cable and satellite markets. In addition, a smaller portion of our revenue is generated from our public cloud, SaaS based revenue management and payments platform serving service providers globally. In addition, we license certain solutions (e.g., mediation, partner management, rating, and charging) and provide our professional services to implement, configure, and maintain these solutions. These solutions are sometimes provided under a managed service arrangement, where we assume long-term responsibility for delivering our solutions and related operations under a defined scope and specified service levels.

Significant Customers. A large percentage of our revenue have been generated from our two largest customers, which are Charter Communications, Inc. (“Charter”) and Comcast Corporation (“Comcast”).

Revenue from these customers represented the following percentages of our total revenue for the following years:

	2021	2020	2019
Charter	21%	21%	20%
Comcast	21%	22%	23%

As of December 31, 2021 and 2020, the percentage of net billed accounts receivable balances attributable to these customers were as follows:

	As of December 31,
	2021	2020
Charter	23%	20%
Comcast	20%	19%

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

4. Long-Lived Assets

Property and Equipment. Property and equipment at December 31 consisted of the following (in thousands, except years):

	Useful Lives
	(Years)	2021	2020
Computer equipment	3-6	$85,501	$87,289
Leasehold improvements	10	25,183	25,442
Operating equipment	3-8	68,583	67,097
Furniture and fixtures	8	5,557	7,004
		184,824	186,832
Less - accumulated depreciation		(111,244)	(105,073)
Property and equipment, net		$73,580	$81,759

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill for 2020 and 2021 is as follows (in thousands):

January 1, 2020 balance	$259,164
Goodwill acquired during the period	9,083
Adjustments related to prior acquisitions	(60)
Effects of changes in foreign currency exchange rates	4,135
December 31, 2020 balance	272,322
Goodwill acquired during the period	50,550
Adjustments related to prior acquisitions	(60)
Effects of changes in foreign currency exchange rates	(1,482)
December 31, 2021 balance	$321,330

Goodwill acquired during 2020 relates to the acquisition of Tekzenit, Inc. Goodwill acquired during 2021 primarily relates to the acquisitions of: (i) Tango Telecom Limited; (ii) Kitewheel, LLC; (iii) Keydok, LLC; and (iv) DGIT Systems Pty Ltd, as well as the additional investment in MobileCard Holdings, LLC. See Note 7 for discussion regarding these acquisitions.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software. Other intangible assets as of December 31, 2021 include assets acquired in the Tango Telecom Limited, Kitewheel LLC, and DGIT Systems Pty Ltd business acquisitions (see Note 7).

Acquired Customer Contracts. As of December 31, 2021 and 2020, the carrying values of our acquired customer contracts were as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts (1)	$171,373	$(114,166)	$57,207	$153,790	$(105,778)	$48,012

The aggregate amortization related to acquired customer contracts included in our operations for 2021, 2020, and 2019 was as follows (in thousands):

	2021	2020	2019
Acquired customer contracts (1)	$9,240	$9,963	$10,374

(1)
Acquired customer contracts represent assets acquired in our prior business acquisitions. Acquired customer contracts are amortized over their estimated useful lives ranging from one to twenty years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized, with the amortization expense included as cost of revenue in our Income Statements.

The remaining weighted-average amortization period of the acquired customer contract as of December 31, 2021 was approximately 88 months. Based on the net carrying value of these acquired customer contracts, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2022 – $11.2 million; 2023 – $9.7 million; 2024 – $8.6 million; 2025 – $8.0 million; and 2026 – $6.0 million.

Software. Software consists of: (i) software and similar intellectual property rights from various business acquisitions; and (ii) internal use software. As of December 31, 2021 and 2020, the carrying values of our software assets were as follows (in thousands):

	2021			2020
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired software (2)	$84,633	$(72,675)	$11,958	$75,602	$(70,242)	$5,360
Internal use software (3)	97,407	(79,608)	17,799	90,687	(69,594)	21,093
Total software	$182,040	$(152,283)	$29,757	$166,289	$(139,836)	$26,453

The aggregate amortization related to software included in our operations for 2021, 2020, and 2019 was as follows (in thousands):

	2021	2020	2019
Acquired software amortization (2)	$2,405	$1,853	$2,229
Internal use software amortization (3)	13,316	13,216	10,641
Total software amortization	$15,721	$15,069	$12,870

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

The remaining weighted-average amortization period of the software intangible assets as of December 31, 2021 was approximately 37 months. Based on the net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2022 – $12.5 million; 2023 – $8.8 million; 2024 – $4.1 million; 2025 – $2.8 million; and 2026 – $1.6 million.

Customer Contract Costs. As of December 31, 2021 and 2020, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contract incentives (4)	$4,627	$(3,007)	$1,620	$4,626	$(2,320)	$2,306
Capitalized costs (5)	63,323	(25,136)	38,187	70,214	(33,104)	37,110
Capitalized commission fees (6)	11,078	(4,267)	6,811	12,291	(4,469)	7,822
Total customer contract costs	$79,028	$(32,410)	$46,618	$87,131	$(39,893)	$47,238

During 2020, we recorded an impairment charge of $10.3 million for the write-off of capitalized customer contract costs related to a discontinued project implementation. This non-cash impairment charge is primarily included in cost of revenue in our Income Statement.

The aggregate amortization related to our customer contract costs included in our operations for 2021, 2020, and 2019 was as follows (in thousands):

	2021	2020	2019
Customer contract incentives amortization (4)	$687	$708	$6,018
Capitalized costs amortization (5)	17,955	13,803	12,625
Capitalized commission fees amortization (6)	2,576	2,679	2,136
Total customer contract costs amortization	$21,218	$17,190	$20,779
(4)
Customer contract incentives consist principally of incentives provided to new or existing customers to convert their customer accounts to, or retain their customer’s account on, our outsourced solutions and are amortized ratably over the contract period to include renewal periods, if applicable, which as of December 31, 2021, have termination dates that range from 2024 to 2026. The amortization of customer contract incentives is reflected as a reduction of revenue in our Income Statements.
(5)
Capitalized costs are related to customer conversion/set-up activities and direct material costs to fulfill long-term revenue management platform and related solutions and managed services arrangements. These costs are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2021, range from 2022 to 2028, and are included in cost of revenue in our Income Statements.
(6)
Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract. These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2021, range from 2022 to 2027, and are included in selling, general and administrative (“SG&A”) expenses in our Income Statements. Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

5. Debt

As of December 31, 2021 and 2020, our long-term debt was as follows (in thousands):

	December 31,	December 31,
	2021	2020
2021 Credit Agreement:
2021 Term loan, due September 2026, interest at adjusted LIBOR plus 1.375% (combined rate of 1.60% at December 31, 2021)	$148,125	$-
Less – deferred financing costs	(3,406)	-
2021 Term Loan, net of unamortized discounts	144,719	-
$450 million revolving loan facility, due September 2026, interest at adjusted LIBOR plus applicable margin	-	-
2018 Credit Agreement:
2018 Term loan, due March 2023, interest at adjusted LIBOR plus 1.5% (combined rate of 1.75% at December 31, 2020)	-	126,563
Less – deferred financing costs	-	(1,155)
2018 Term Loan, net of unamortized discounts	-	125,408
$200 million revolving loan facility, due March 2023, interest at adjusted LIBOR plus applicable margin	-	-
2016 Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	230,000	230,000
Less – unamortized original issue discount	-	(3,021)
Less – deferred financing costs	-	(1,170)
2016 Convertible Notes, net of unamortized discounts	230,000	225,809
Total debt, net of unamortized discounts	374,719	351,217
Current portion of long-term debt, net of unamortized discounts	(237,500)	(14,063)
Long-term debt, net of unamortized discounts	$137,219	$337,154

2021 Credit Agreement. In September 2021, we entered into a new $600 million credit agreement (the “2021 Credit Agreement”) with a consortium of banks to replace our $350 million credit agreement (“2018 Credit Agreement”).

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

The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants that places limits on our ability to: (i) incur additional indebtedness; (ii) create liens on its property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; (viii) prepay certain indebtedness; and (ix) issue capital stock of subsidiaries. We must also meet certain financial covenants to include: (i) a maximum total leverage ratio; (ii) a maximum first-lien leverage ratio; and (iii) a minimum interest coverage ratio. In conjunction with the 2021 Credit Agreement, we entered into a security agreement in favor of Bank of America N.A, as collateral agent (the “Security Agreement”). Under the Security Agreement and 2021 Credit Agreement, certain of our domestic subsidiaries have guaranteed its obligations, and have pledged substantially all of our assets to secure the obligations under the 2021 Credit Agreement and such guarantees.

During 2021, we made $8.4 million of principal repayments on our 2021 and 2018 Term Loans. As of December 31, 2021, our interest rate on the 2021 Term Loan is 1.60% (adjusted LIBOR plus 1.375% per annum), effective through March 31, 2022, and our commitment fee on the 2021 Revolver is 0.15%. As of December 31, 2021, we had no borrowing outstanding on our 2021 Revolver and had the entire $450.0 million available to us.

In conjunction with the closing of the 2021 Credit Agreement, we incurred financing costs of $3.0 million. When combined with the remaining deferred financing costs of the 2018 Credit Agreement, financing costs of $3.7 million have been deferred and are being amortized to interest expense using the effective interest method over the related term of the 2021 Credit Agreement. Additionally, as certain lenders from the 2018 Credit Agreement chose not to participate in the 2021 Credit Agreement syndication group, we wrote-off $0.1 million of unamortized debt issuance costs and recognized a loss on the extinguishment of the 2018 Credit Agreement.

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

The 2016 Convertible Notes are convertible at the option of the note holders upon the satisfaction of specified conditions and during certain periods. During the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022, holders may convert all or any portion of their 2016 Convertible Notes at the conversion rate then in effect at any time regardless of these conditions. As a result, the net carrying value of the 2016 Convertible Notes of $230.0 million has been classified as a current liability in our Balance Sheet as of December 31, 2021. For the 2016 Convertible Notes presented during this time frame, the settlement amount will be equal to the sum of the daily settlement amounts for each of the following 40 consecutive trading days during the related observation period (January 12, 2022 - March 10, 2022).

Under the original terms of the 2016 Convertible Notes, we adjust the conversion rate for any quarterly dividends exceeding $0.185 per share. As of December 31, 2021, the conversion rate was 17.7621 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes, which is equivalent to an initial conversion price of $56.30 per share of our common stock.

Under the original terms of the 2016 Convertible Notes Indenture (the “2016 Notes Indenture”), we can settle conversions of the 2016 Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock, or a combination thereof, at our election. In November 2021, we entered into the First Supplemental Indenture to the 2016 Notes Indenture, in which we made an irrevocable election to settle the par amount in cash. On December 15, 2021, we notified holders of the 2016 Convertible Notes that we elected a cash settlement method for any conversions of the 2016 Convertible Notes during the period of December 15, 2021 to March 14, 2022.

On December 27, 2021, we notified holders of the 2016 Convertible Notes that we had elected to redeem all of the outstanding notes on March 15, 2022, at a redemption price of 100% of the principal amount. Holders may still convert their 2016 Convertible Notes at any time prior to the close of business on March 14, 2022.

The 2016 Notes Indenture includes customary terms and covenants, including certain events of default after which the 2016 Convertible Notes may be due and payable immediately. The 2016 Notes Indenture contains customary affirmative covenants, including compliance with terms of certain other indebtedness of the Company over a defined threshold amount.

The original issue discount (“OID”) related to the 2016 Convertible Notes was amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes could be put back to us by the holders without conditions.

Estimated Maturities on Long-Term Debt. As of December 31, 2021, the maturities of our long-term debt, based upon: (i) the mandatory repayment schedule for the 2021 Term Loan; and (ii) the settlement date of the 2016 Convertible Notes, was as follows (in thousands):

	2022	2023	2024	2025	2026
2021 Term Loan	$7,500	$7,500	$7,500	$7,500	$118,125
2016 Convertible Notes	230,000	—	—	—	—
Total long-term debt repayments	$237,500	$7,500	$7,500	$7,500	$118,125

Deferred Financing Costs. As of December 31, 2021, net deferred financing costs related to the 2021 Credit Agreement were $3.4 million and are being amortized to interest expense over the related term of the 2021 Credit Agreement (through September 2026). The net deferred financing costs are presented as a reduction from the carrying amount of the corresponding debt liability in our Balance Sheets. Interest expense for 2021, 2020, and 2019 includes amortization of deferred financing costs of $1.9 million, $1.9 million, and $1.8 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on the revolving loan facility, for 2021, 2020, and 2019, was approximately 5%, 5%, and 6%, respectively.

6. Leases

We have operating leases for: (i) real estate which includes office space and our statement production facilities; (ii) our outsourced data center environment, as discussed further in Note 11; and (iii) operating equipment. Our leases have remaining terms of up to nine years, some of which include options to extend the leases for up to an additional ten years. For leases commencing prior to 2019, we used the noncancelable term to calculate the related right-of-use asset and corresponding lease liability. The exercise of lease renewal options is at our sole discretion. Additionally, certain of our leases include payments that are adjusted periodically for inflation.

We have made an accounting policy election not to recognize on our Balance Sheets, leases with an initial term of twelve months or less, for any class of underlying asset. We have also made an election for real estate leases beginning in 2019 and later, not to separate the lease and non-lease components, but rather account for the entire arrangement as a single lease component (a practical expedient allowed under ASU No. 2016-02, Leases (Topic 842) (“ASC 842”)). For our outsourced data center environment agreement, we have concluded that there are lease and non-lease components, and have allocated the consideration in the agreement on a relative stand-alone price basis. Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgements and estimates made could have a significant effect on the amount of assets and liabilities recognized.

We sublease certain of our leased real estate to third parties. These subleases have remaining lease terms of up to seven years and certain subleases have renewal terms that can extend the lease for up to an additional two years.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease expense	$26,131	$26,360
Variable lease expense	4,530	4,518
Short-term lease expense	582	625
Sublease income	(2,596)	(2,066)
Total net lease expense	$28,647	$29,437

Other information related to leases was as follows (in thousands, except term and discount rate):

	Year Ended December 31,
	2021	2020
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$23,272	$21,130
Right-of-use assets obtained in exchange for new operating lease liabilities	3,909	37,987
Weighted-average remaining lease term - operating leases	59 months	69 months
Weighted-average discount rate - operating leases	3.30%	3.62%

Future minimum lease payments under non-cancelable leases as of December 31, 2021 were as follows (in thousands):

2022	$25,483
2023	22,338
2024	20,925
2025	14,877
2026	5,206
Thereafter	12,231
Total future minimum lease payments (1)	101,060
Less: Interest (2)	(7,722)
Total	$93,338

Current operating lease liabilities	$23,270
Non-current operating lease liabilities	70,068
Total	$93,338

(1) For leases commencing prior to 2019, minimum lease payments exclude payments for real estate taxes and non-lease components.

(2) We use our functional currency adjusted incremental borrowing rate for the discount rate.

As of December 31, 2021, we have two operating leases for office space that have not yet commenced of approximately $13.6 million. These operating leases will commence during 2022 with lease terms through 2029 and 2033, respectively.

7. Acquisitions

Forte Payment Systems, Inc. On October 1, 2018, we acquired Forte Payment Systems (“Forte”), a leading provider of advanced payment solutions, for a purchase price of approximately $93 million (approximately $85 million, excluding cash acquired). This acquisition accelerates our ability to offer a comprehensive suite of next generation payments solutions that enables our customers to provide a differentiated customer experience while also strengthening our position in the revenue management and payments sector and grow our footprint into new verticals. The purchase agreement included provisions for $18.8 million of potential future earn-out payments. The earn-out payments were tied to performance-based goals and a defined service period by the eligible recipients and were being accounted for as post-acquisition compensation. In 2021, a recipient notified us they would be voluntarily resigning during the year. Under the terms of the earn-out provisions, the entire earn-out terminated upon exit of the recipient. As a result, in 2021, we reversed $2.4 million that had been accrued related to the potential earn-out payments, and the earn-out was terminated.

Tekzenit, Inc. On January 2, 2020, we acquired Tekzenit, Inc. (“Tekzenit”) for a purchase price of approximately $10 million. This acquisition allows us to accelerate our go-to-market approach serving customers who are focused on improving their customers’ experience while transforming their business. The purchase agreement includes provisions for additional purchase price (“Provisional Purchase Price”) payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria. Of the Provisional Purchase Price amount, $6 million is considered contingent purchase price payments, of which $1.5 million was accrued upon acquisition. The remaining $4 million is tied to certain financial and sales criteria over a defined service period by the eligible recipients and is therefore accounted for as post-acquisition compensation. As of December 31, 2021, we have not accrued any amounts related to the post-acquisition compensation payments due to the uncertainty of payment.

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

As of December 31, 2021, the purchase accounting for the Tango acquisition was complete. We recorded acquired customer contracts of $7.0 million, acquired trade accounts receivable of $3.4 million, acquired software of $2.0 million, and goodwill of $1.5 million and liabilities assumed primarily included deferred revenue of $1.5 million.

Kitewheel, LLC. On July 1, 2021, we acquired Kitewheel, LLC ("Kitewheel"), a leading provider for customer journey orchestration and analytics, headquartered in Boston, Massachusetts. We acquired 100% of the equity of Kitewheel for a purchase price of $40.0 million, with $34.0 million paid upon close and the remaining $6.0 million to be paid in equal annual amounts over the next three years. This acquisition will allow us to expand our customer engagement business, providing real-time, meaningful end-to-end customer experiences for leading brands.

As of December 31, 2021, the purchase accounting for the Kitewheel acquisition was complete. We recorded goodwill of $30.8 million, acquired customer contracts of $6.6 million, acquired trade accounts receivable of $3.1 million, and acquired software of $3.2 million, and liabilities assumed primarily included deferred revenue of $3.5 million.

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

Keydok, LLC. On September 14, 2021, we acquired Keydok, LLC (“Keydok”), a digital identity and document management platform provider, headquartered in Mexico. We acquired 100% of the equity of Keydok for a purchase price of $1.0 million, which includes provisions for up to $18.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation. The earn-out period is through September 30, 2025. We have recorded goodwill of $1.0 million, however, are in the process of obtaining the necessary information to finalize the required purchase price allocations. As of December 31, 2021, we have not accrued any amounts related to the potential earn-out payments due to the uncertainty of payment.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd ("DGIT"), a provider of configure, price and quote (CPQ), and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining escrowed funds of approximately $2 million to be paid over the next four years, subject to certain reductions, as applicable. This acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through September 30, 2025. As of December 31, 2021, we have accrued $0.3 million related to the potential earn-out payments.

The preliminary estimated fair values of assets acquired primarily include goodwill of $7.5 million, acquired customer contracts of $5.1 million, and acquired software of $3.6 million. The estimated fair values are considered provisional and are based on the information that was available as of the acquisition date. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but not later than one year from the acquisition date.

8. Restructuring and Reorganization Charges

Restructuring and reorganization charges are expenses that generally result from cost reduction initiatives and/or significant changes to our business, to include such things as involuntary employee terminations, changes in management structure or skillset, divestitures of businesses, facility consolidations and abandonments, modifications of leases, impairment of acquired intangible assets, and fundamental reorganizations impacting operational focus and direction. The following are the key restructuring and reorganizational activities we incurred over the last three years that have impacted our results from operations:

During 2021 we implemented the following restructuring and reorganizational activities:

•
We reduced our workforce by approximately 100 employees, primarily in North America, as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $3.4 million
•
We modified one of our real estate leases resulting in an earlier termination date. As a result, we incurred restructuring charges related to the accelerated depreciation of furniture and fixtures and leasehold improvements of $1.2 million.

During 2020 we implemented the following restructuring and reorganizational activities:

•
We reduced our workforce by approximately 80 employees, primarily in North America, as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $4.2 million

During 2019 we implemented the following restructuring and reorganizational activities:

•
We reduced our workforce by approximately 70 employees, primarily in North America, as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $2.5 million.

The activities discussed above resulted in total charges for 2021, 2020, and 2019 of $4.9 million, $5.3 million, and $4.8 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2021, 2020, and 2019 is as follows (in thousands):

	Termination	Facilities
	Benefits	Abandonment	Other	Total
January 1, 2019, balance	$1,402	$2,934	$-	$4,336
Charged to expense during period	2,499	-	2,335	4,834
Cash payments	(3,551)	-	(1,987)	(5,538)
Adjustment for asset impairment	-	-	(438)	(438)
Adjustment for adoption of ASC 842 (1)	-	(2,934)	-	(2,934)
Other	472	-	90	562
December 31, 2019, balance	822	-	-	822
Charged to expense during period	4,152	-	1,176	5,328
Cash payments	(4,042)	-	(504)	(4,546)
Adjustment for asset impairment	-	-	(672)	(672)
Other	1	-	-	1
December 31, 2020, balance	933	-	-	933
Charged to expense during period	3,419	-	1,451	4,870
Cash payments	(3,516)	-	210	(3,306)
Adjustment for asset impairment	-	-	(415)	(415)
Other (2)	(161)	-	(1,246)	(1,407)
December 31, 2021, balance	$675	$-	$-	$675
(1)
With the adoption of ASC 842 on January 1, 2019, the facilities abandonment liabilities of $2.9 million were offset against our initial lease right-of-use assets on our Balance Sheet.
(2)
As noted above, during 2021 we modified a real estate lease resulting in an earlier termination date. As a result, we recorded accelerated depreciation expense of furniture and fixtures and leasehold improvements of $1.2 million.

As of December 31, 2021, $0.7 million of the business restructuring and reorganization reserves were included in current liabilities.

9. Income Taxes

Income Tax Provision. The components of net income before income taxes are as follows (in thousands):

	2021	2020	2019
Domestic	$98,261	$77,721	$93,510
India	5,873	6,245	4,769
Foreign other	(3,188)	1,390	7,444
Total	$100,946	$85,356	$105,723

The income tax provision consists of the following (in thousands):

	2021	2020	2019
Current:
Federal	$17,012	$17,760	$16,616
State	5,835	5,373	2,910
India	959	1,788	1,004
Foreign other	2,443	2,990	2,515
	26,249	27,911	23,045
Deferred:
Federal	2,294	(497)	(1,943)
State	344	(1,031)	624
India	368	(387)	36
Foreign other	(640)	649	1,191
	2,366	(1,266)	(92)
Total income tax provision	$28,615	$26,645	$22,953

The effective tax rate in India of 22.6%, 22.4% and 21.8% in 2021, 2020 and 2019 respectively, differs from the statutory rate of approximately 29% due primarily to certain operations occurring within a Special Economic Zone (“SEZ”). Under the terms of SEZ, CSG qualifies for a reduced income tax rate on operations within the SEZ for a period of up to 10 years, beginning in 2018.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax is summarized as follows (in thousands):

	2021	2020	2019
Provision at Federal rate of 21%	$21,199	$17,925	$22,202
State income taxes, net of Federal impact	4,882	3,430	2,792
Research and experimentation credits	(2,062)	(2,705)	(3,314)
Stock award vesting	(538)	(540)	(3,661)
Tax uncertainties	69	(403)	(56)
Section 162(m) compensation limitation	1,610	4,494	978
Foreign rate differential	592	462	930
Valuation allowance for deferred tax assets	1,427	1,002	(495)
Withholding tax	2,305	2,572	2,408
Other impact of foreign operations	(468)	621	227
Statutory rate change	(299)	71	(10)
Other	(102)	(284)	952
Total income tax provision	$28,615	$26,645	$22,953

We have undistributed earnings of approximately $60 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings, therefore, a provision has not been made for foreign withholding taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

Deferred Income Taxes. Net deferred income tax assets as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred income tax assets	$56,065	$59,895
Deferred income tax liabilities	(25,250)	(33,099)
Valuation allowance	(29,983)	(21,700)
Net deferred income tax assets	$832	$5,096

The components of our net deferred income tax assets (liabilities) as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Net deferred income tax assets:
Accrued expenses and reserves	$9,470	$12,587
Stock-based compensation	3,807	3,285
Software	(1,435)	(1,532)
Client contracts and related intangibles	(5,993)	(5,199)
Goodwill	(11,563)	(9,109)
Net operating loss carryforwards	31,548	26,893
Property and equipment	(6,136)	(8,816)
Deferred revenue	3,578	4,020
State taxes	2,020	1,804
Contingent payments	(123)	(1,017)
Foreign exchange gain/loss	1,064	1,406
Operating lease right-of-use assets and lease liabilities	1,768	1,962
Unrecognized tax benefit	522	446
Credits and incentives	951	612
Other	1,337	(546)
Total deferred income tax assets	30,815	26,796
Less: valuation allowance	(29,983)	(21,700)
Net deferred income tax assets	$832	$5,096

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2021, we believe we will generate sufficient taxable income in the future such that we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2021, we have deferred income tax assets net of federal benefit related to state and foreign income tax jurisdictions of $4.0 million and $36.7 million, respectively, and have established valuation allowances against those state and foreign income tax deferred income tax assets of $1.8 million and $28.2 million, respectively.

As of December 31, 2021 and 2020, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $18 million and $24 million, respectively, which will begin to expire in 2024 and can be utilized through 2033. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired businesses. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2021 and 2020, we have: (i) state NOL carryforwards of approximately $41 million and $49 million, respectively, which will expire beginning in 2022 with a portion of the losses available over an indefinite period of time; and (ii) foreign subsidiary NOL carryforwards of approximately $116 million and $107 million, respectively, which will expire beginning in 2024, with a portion of the losses available over an indefinite period of time.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2021	2020	2019
Balance, beginning of year	$1,393	$1,540	$1,668
Additions related to prior acquisitions	1,508	160	—
Lapse of statute of limitations	(151)	(313)	(420)
Additions for tax positions of prior years	36	111	322
Reductions for tax positions of prior years	(62)	(105)	(30)
Additions for tax positions of current year	205	—	—
Balance, end of year	$2,929	$1,393	$1,540

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $2.9 million, $1.4 million, and $1.5 million of liability for unrecognized tax benefits as of December 31, 2021, 2020, and 2019, we had $0.7 million, $0.6 million, and $0.6 million, respectively of income tax-related accrued interest, net of any federal benefit of deduction. If recognized, the $2.9 million of unrecognized tax benefits as of December 31, 2021, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., India, and Australia are the primary taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $0.6 million over the next twelve months due to completion of audits and the expiration of statute of limitations.

10. Employee Retirement Benefit Plans

We sponsor a defined contribution plan covering substantially all of our U.S.-based employees. Participants may contribute up to 100% of their eligible pay, subject to certain limitations, as pretax, salary deferral contributions. We make certain matching, and at our discretion, non-elective employer contributions to the plan. All contributions are subject to certain IRS limitations. The expense related to these contributions for 2021, 2020, and 2019 was $12.4 million, $12.1 million, and $11.3 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2021, 2020, and 2019 were $6.1 million, $4.8 million, and $4.1 million, respectively.

11. Commitments, Guarantees and Contingencies

Service Agreements. We have an agreement with Ensono, Inc. (“Ensono”) to provide us outsourced computing services through September 30, 2025. We outsource the computer processing and related services required for the operation of our ACP platform. Our ACP proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our customers are connected to the outsourced data center environment through a combination of private and commercially provided networks. Our ACP platform is generally considered to be mission critical customer management systems by our customers. As a result, we are highly dependent upon Ensono for system availability, security, and response time.

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit. At December 31, 2021, we had $2.4 million of restricted assets used to collateralize these guarantees, with $1.4 million included in cash and cash equivalents and $1.0 million included in other non-current assets. We have bid bonds and performance guarantees in form of surety bonds issued through a third-party of $6.5 million that were not required to be recorded on our Consolidated Balance Sheets. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements.

Additionally, we have money transmitter bonds issued through a third-party for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses. At December 31, 2021, we had total aggregate money transmitter bonds of approximately $16.6 million outstanding.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our revenue management platforms, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2021, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2021. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

12. Stockholders’ Equity

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During 2021, 2020, and 2019, we repurchased 733,000 shares of our common stock for $36.0 million (weighted–average price of $49.13 per share), 624,000 shares of our common stock for $26.3 million (weighted-average price of $42.13 per share), and 576,000 shares of our common stock for $25.5 million (weighted-average price of $44.17 per share), respectively, under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan.

As of December 31, 2021, the remaining number of shares available for repurchase under the Stock Repurchase Program totaled 3.6 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during 2021, 2020, and 2019, we repurchased and then cancelled approximately 130,000 shares, 254,000 shares, and 117,000 shares for $6.3 million, $11.9 million, and $5.1 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend. During 2021, 2020, and 2019 our Board approved total cash dividends of $1.00 per share, $0.94 per share, and $0.89 per share of common stock, totaling $32.7 million, $30.9 million, and $29.4 million, respectively.

Warrants. In 2014, in conjunction with the execution of an amendment to our current agreement with Comcast Corporation (“Comcast), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto ACP based on various milestones. The Stock Warrants have a ten-year term and an exercise price of $26.68 per warrant.

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

As of December 31, 2021, 1.0 million Stock Warrants remain issued, none of which were vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.

13. Equity Compensation Plans

Stock Incentive Plan. In May 2020, our stockholders approved an increase of 3.6 million shares authorized for issuances under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”), from 21.4 million shares to 25.0 million shares. Shares reserved under the 2005 Plan can be granted to officers and other key employees of our company and its subsidiaries and to non-employee directors of our company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award, or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award. As of December 31, 2021, 4.6 million shares were available for issuance, with 4.2 million shares available for grant.

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

A summary of our unvested restricted stock activity during 2021 is as follows (shares in thousands):

	2021
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,041	$41.31
Awards granted	692	48.82
Awards forfeited/cancelled	(90)	43.47
Awards vested	(437)	41.56
Unvested awards, ending	1,206	$45.22

The weighted-average grant date fair value per share of restricted stock shares granted during 2021, 2020, and 2019 was $48.82, $40.86, and $41.69, respectively. The total market value of restricted stock shares vesting during 2021, 2020, and 2019 was $21.0 million, $32.8 million, and $17.0 million, respectively.

1996 Employee Stock Purchase Plan. As of December 31, 2021, we have an employee stock purchase plan whereby 1.7 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions. The price for shares purchased under the plan is 85% of market value on the last day of the purchase period. Purchases are made at the end of each month. During 2021, 2020, and 2019, 64,342 shares, 68,552 shares, and 54,949 shares, respectively, were purchased under the plan for $2.6 million ($36.63 to $48.98 per share), $2.5 million ($32.20 to $42.35 per share), and $2.3 million ($30.76 to $48.99 per share), respectively. As of December 31, 2021, 89,366 shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense. We recorded stock-based compensation expense of $21.4 million, $25.2 million, and $19.9 million, respectively, for 2021, 2020, and 2019. As of December 31, 2021, there was $35.6 million of total compensation cost related to unvested awards not yet recognized. This amount, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.1 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2021, 2020, and 2019, of $4.9 million, $5.8 million, and $4.3 million, respectively. The actual income tax benefit realized for the tax deductions from the vesting of restricted stock for 2021, 2020, and 2019, totaled $4.4 million, $4.0 million, and $3.9 million, respectively.

Modifications to Stock-Based Awards. In August 2020, we entered into a Separation Agreement (the “Separation Agreement”), with our then-current President and Chief Executive Officer (“CEO”) which included a provision that accelerated the vesting of approximately 198,000 shares of unvested restricted stock on December 30, 2020. This modification resulted in a reversal of stock-based compensation expense in 2020 of $2.7 million. The fair value of the modified award of $8.4 million was recognized ratably from the date of modification through the resignation date, all of which was recognized in 2020.

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

Our management’s evaluation excluded: (i) MobileCard Holdings, LLC, which beginning in July 2021, we held a controlling interest in; (ii) Keydok, LLC, which we acquired on September 14, 2021; and (iii) DGIT Systems Pty Ltd, which we acquired on October 4, 2021. At December 31, 2021, these acquisitions had $30.7 million and $27.3 million of total assets and net assets, respectively. For the year ended December 31, 2021, our Consolidated Statement of Income included total revenue associated with these acquisitions of $1.5 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from the assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

Except as described above under 9A.(b) with respect to the MobileCard Holdings, LLC, Keydok, LLC, and DGIT Systems Pty Ltd acquisitions, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2022 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11. Executive Compensation

See the Proxy Statement for our 2022 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2022 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference, with the exception of the equity compensation plan information which is presented in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2022 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the Proxy Statement for our 2022 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 41.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description

2.10 (8)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01 (1)	Restated Certificate of Incorporation of the Company (P)

3.02 (13)	Amended and Restated Bylaws of CSG Systems International, Inc.

3.03 (2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01 (1)	Form of Common Stock Certificate (P)

4.10 (12)	Indenture dated March 15, 2016, between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.50 (17)

$350 million Credit Agreement dated as of March 5, 2018, among CSG Systems International, Inc., as Borrower, the Subsidiary Guarantors Party hereto, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank, Wells Fargo Bank, National Association, as Syndication Agent, Compass Bank and HSBC Bank USA, National Association, as Co-Documentation Agents, the Lenders Party Hereto, and the Other Issuing Banks Party Hereto Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners

4.60 (33)

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

4.90 (24)	Description of Capital Stock

10.02 (9)	Second Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 17, 2011

10.04 (26)	CSG Systems International, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended on May 21, 2020

10.05 (9)	CSG Systems International, Inc. Performance Bonus Program, as amended on August 14, 2007

10.06 (5)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15 (7)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (4)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.26* (15)	Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26A* (15)	Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26B* (15)	Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26C* (15)	Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26D (16)	First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26E* (16)	Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26F* (16)	Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26G* (16)	Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26H* (16)	Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26I (16)	Tenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26J* (17)	Eleventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26K* (19)	Thirteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26L* (19)	Fifteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26M* (19)	Seventeenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26N* (19)	Eighteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26O* (20)	Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26P* (20)	Twelfth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Q* (20)	Fourteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26R* (20)	Nineteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26S* (21)	Twentieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26T* (22)	Twenty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26U* (22)	Twenty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26V* (22)	Twenty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26W* (22)	Twenty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26X* (22)	Twenty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Y* (22)	Twenty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Z* (23)	Twenty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AA* (23)	Thirty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AB* (23)	Thirty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AC* (23)	Thirty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AD* (23)	Thirty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AE* (24)	Thirty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AF* (25)	Thirty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AG* (25)	Thirty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AH* (27)	Twenty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AI* (27)	Thirty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AJ* (27)	Fortieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AK* (29)	Forty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AL* (29)	Forty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AM* (30)	Forty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AN* (30)	Forty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AO* (30)	Forty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AP* (31)	Forty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AQ* (31)	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AR* (31)	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AS* (32)	Fifty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AT* (32)	Fifty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AU* (32)	Fifty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AV* (33)	Fifty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AW*	Fifty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AX*	Fifty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AY*	Fifty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.27* (24)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27A* (24)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27B* (25)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27C* (30)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27D* (31)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27E* (32)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27F* (32)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27G* (32)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27H* (32)	Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27I* (33)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27J* (33)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27K*	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27L*	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27M*	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27N*	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.39 (20)	CSG Systems, Inc. Wealth Accumulation Plan, as restated and amended effective December 6, 2017

10.39A (20)	Adoption Agreement to CSG Systems, Inc. Wealth Accumulation Plan, executed September 13, 2018

10.50 (3)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.51 (6)	Employment Agreement with Bret C. Griess, dated February 19, 2009

10.51A (10)	Amended and Restated Employment Agreement with Bret C. Griess, dated November 19, 2015

10.51B (14)	Amendment No. 1 to Amended and Restated Employment Agreement with Bret C. Griess, dated November 17, 2016

10.51C (28)	Separation Agreement with Bret C. Griess, dated August 26, 2020

10.51D (30)	Amendment No. 1 to Separation Agreement with Bret C. Griess, dated December 31, 2020

10.53 (11)	Employment Agreement with Kenneth M. Kennedy, dated March 1, 2016

10.53A (14)	Amendment No. 1 to Employment Agreement with Kenneth Kennedy, dated November 17, 2016

10.53B (30)	Amendment No. 2 to Employment Agreement with Kenneth M. Kennedy, dated November 8, 2017

10.53C (30)	Amendment No. 3 to Employment Agreement with Kenneth Kennedy, dated January 1, 2021

10.54 (18)	Employment Agreement with Rolland B. Johns, dated May 17, 2018

10.55 (28)	Employment Agreement with Brian A. Shepherd, dated August 26, 2020

10.56 (32)	Employment Agreement with Elizabeth A. Bauer, dated May 20, 2021

10.57 (34)	Employment Offer Letter with Hai Tran, dated November 16, 2021

10.81 (29)	Forms of Agreement for Equity Compensation

10.82 (29)	Forms of Agreement for Equity Compensation

10.83 (30)	Forms of Agreement for Equity Compensation

10.85 (19)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(30)
Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.
(31)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2021.
(32)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2021.
(33)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2021.
(34)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 29, 2021.

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

Date: February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD B. REED	Chairman of the Board of Directors	February 18, 2022
Donald B. Reed

/s/ BRIAN A. SHEPHERD	Director, President and Chief Executive Officer	February 18, 2022
Brian A. Shepherd	(Principal Executive Officer)

/s/ HAI TRAN	Chief Financial Officer	February 18, 2022
Hai Tran	(Principal Financial Officer)

/s/ DAVID N. SCHAAF	Chief Accounting Officer	February 18, 2022
David N. Schaaf	(Principal Accounting Officer)

/s/ DAVID G. BARNES	Director	February 18, 2022
David G. Barnes

/s/ GREGORY A. CONLEY	Director	February 18, 2022
Gregory A. Conley

/s/ RONALD H. COOPER	Director	February 18, 2022
Ronald H. Cooper

/s/ MARWAN H. FAWAZ	Director	February 18, 2022
Marwan H. Fawaz

/s/ RAJAN NAIK	Director	February 18, 2022
Rajan Naik

/s/ JANICE I. OBUCHOWSKI	Director	February 18, 2022
Janice I. Obuchowski

/s/ FRANK V. SICA	Director	February 18, 2022
Frank V. Sica

/s/ HAIYAN SONG	Director	February 18, 2022
Haiyan Song

/s/ SILVIO TAVARES	Director	February 18, 2022
Silvio Tavares

/s/ TSE LI YANG	Director	February 18, 2022
Tse Li Yang