Form 10-Q
period 2022-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2022-05-05
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, there were 32,437,938 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2022

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$181,457	$205,635
Short-term investments	6,133	28,037
Total cash, cash equivalents and short-term investments	187,590	233,672
Settlement and merchant reserve assets	163,145	186,267
Trade accounts receivable:
Billed, net of allowance of $4,924 and $4,250	238,368	244,317
Unbilled	42,379	35,802
Income taxes receivable	8,617	6,414
Other current assets	46,676	41,727
Total current assets	686,775	748,199
Non-current assets:
Property and equipment, net of depreciation of $114,393 and $111,244	70,803	73,580
Operating lease right-of-use assets	71,850	86,034
Software, net of amortization of $156,490 and $152,283	29,234	29,757
Goodwill	319,034	321,330
Acquired customer contracts, net of amortization of $115,726 and $114,166	54,480	57,207
Customer contract costs, net of amortization of $35,860 and $32,410	47,025	46,618
Deferred income taxes	8,755	8,584
Other assets	15,378	15,840
Total non-current assets	616,559	638,950
Total assets	$1,303,334	$1,387,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$252,500	$237,500
Operating lease liabilities	22,832	23,270
Customer deposits	40,324	43,546
Trade accounts payable	35,193	35,397
Accrued employee compensation	61,516	91,115
Settlement and merchant reserve liabilities	161,782	185,276
Deferred revenue	51,990	53,748
Income taxes payable	800	398
Other current liabilities	19,940	24,852
Total current liabilities	646,877	695,102
Non-current liabilities:
Long-term debt, net of unamortized discounts of $3,218 and $3,406	135,532	137,219
Operating lease liabilities	64,750	70,068
Deferred revenue	16,156	19,599
Income taxes payable	4,148	4,058
Deferred income taxes	7,729	7,752
Other non-current liabilities	13,970	13,107
Total non-current liabilities	242,285	251,803
Total liabilities	889,162	946,905
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 32,560 and 32,495 shares outstanding	709	705
Additional paid-in capital	472,078	488,303
Treasury stock, at cost; 36,979 and 36,713 shares	(946,102)	(930,106)
Accumulated other comprehensive income (loss):
Unrealized gains on short-term investments, net of tax	(8)	(6)
Cumulative foreign currency translation adjustments	(39,529)	(38,347)
Accumulated earnings	923,389	916,060
Total CSG stockholders' equity	410,537	436,609
Noncontrolling interest	3,635	3,635
Total stockholders' equity	414,172	440,244
Total liabilities and stockholders' equity	$1,303,334	$1,387,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2022	March 31, 2021
Revenue	$264,400	$253,119

Cost of revenue (exclusive of depreciation, shown separately below)	138,418	133,542
Other operating expenses:
Research and development	32,981	32,212
Selling, general and administrative	57,342	48,815
Depreciation	6,138	6,113
Restructuring and reorganization charges	13,106	1,060
Total operating expenses	247,985	221,742
Operating income	16,415	31,377
Other income (expense):
Interest expense	(3,272)	(3,592)
Amortization of original issue discount	-	(772)
Interest and investment income, net	130	124
Loss on derivative liability upon debt conversion	(7,456)	-
Other, net	812	(555)
Total other	(9,786)	(4,795)
Income before income taxes	6,629	26,582
Income tax provision	(516)	(6,951)
Net income	$6,113	$19,631

Weighted-average shares outstanding:
Basic	31,416	31,844
Diluted	31,810	32,146

Earnings per common share:
Basic	$0.19	$0.62
Diluted	0.19	0.61

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2022	March 31, 2021
Net income	$6,113	$19,631
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,182)	(355)
Unrealized holding losses on short-term investments arising during period	(2)	(6)
Other comprehensive loss, net of tax	(1,184)	(361)
Total comprehensive income, net of tax	$4,929	$19,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Quarter Ended March 31, 2022:
BALANCE, January 1, 2022	32,495	$705	$488,303	$(930,106)	$(38,353)	$916,060	$3,635	$440,244
Comprehensive income:
Net income	-	-	-	-	-	6,113	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	(2)	-	-
Foreign currency translation adjustments	-	-	-	-	(1,182)	-	-
Total comprehensive income								4,929
Repurchase of common stock	(389)	(1)	(7,804)	(15,996)	-	-	-	(23,801)
Issuance of common stock pursuant to employee stock purchase plan	12	-	650	-	-	-	-	650
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(34)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,581	-	-	-	-	5,581
Settlement of convertible debt securities, net of tax	-	-	(4,845)	-	-	-	-	(4,845)
Adjustments due to adoption of new accounting standard	-	-	(9,802)	-	-	9,802	-	-
Dividends	-	-	-	-	-	(8,586)	-	(8,586)
BALANCE, March 31, 2022	32,560	$709	$472,078	$(946,102)	$(39,537)	$923,389	$3,635	$414,172

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Quarter Ended March 31, 2021:
BALANCE, January 1, 2021	32,713	$700	$470,557	$(894,126)	$(31,138)	$876,402	$-	$422,395
Comprehensive income:
Net income	-	-	-	-	-	19,631	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	(6)	-	-
Foreign currency translation adjustments	-	-	-	-	(355)	-	-
Total comprehensive income								19,270
Repurchase of common stock	(252)	(1)	(5,202)	(6,518)	-	-	-	(11,721)
Issuance of common stock pursuant to employee stock purchase plan	16	-	619	-	-	-	-	619
Issuance of restricted common stock pursuant to stock-based compensation plans	487	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(1)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,395	-	-	-	-	5,395
Dividends	-	-	-	-	-	(8,243)	-	(8,243)
BALANCE, March 31, 2021	32,963	$704	$471,364	$(900,644)	$(31,499)	$887,790	$-	$427,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$6,113	$19,631
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	6,138	6,113
Amortization	13,870	10,737
Amortization of original issue discount	-	772
Asset impairment	10,705	102
Loss on short-term investments and other	15	15
Loss on derivative liability upon debt conversion	7,456	-
Deferred income taxes	(55)	6,508
Stock-based compensation	5,581	5,395
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	46	(23,874)
Other current and non-current assets and liabilities	(6,069)	(414)
Income taxes payable/receivable	(1,735)	(1,022)
Trade accounts payable and accrued liabilities	(42,550)	(28,101)
Deferred revenue	(5,064)	1,914
Net cash used in operating activities	(5,549)	(2,224)

Cash flows from investing activities:
Purchases of software, property and equipment	(10,375)	(8,239)
Purchases of short-term investments	-	(32,304)
Proceeds from sale/maturity of short-term investments	21,887	29,340
Acquisition of and investments in business, net of cash acquired	-	(648)
Net cash provided by (used in) investing activities	11,512	(11,851)

Cash flows from financing activities:
Proceeds from issuance of common stock	650	619
Payment of cash dividends	(8,885)	(8,635)
Repurchase of common stock	(23,660)	(11,738)
Proceeds from long-term debt	245,000	-
Payments on long-term debt	(244,176)	(2,813)
Settlement and merchant reserve activity	(23,543)	(41,492)
Net cash used in financing activities	(54,614)	(64,059)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,351	(851)

Net decrease in cash, cash equivalents and restricted cash	(47,300)	(78,985)

Cash, cash equivalents and restricted cash, beginning of period	391,902	354,730
Cash, cash equivalents and restricted cash, end of period	$344,602	$275,745

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$5,876	$5,661
Income taxes	2,230	1,468

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$181,457	$150,609
Settlement and merchant reserve assets	163,145	125,136
Total cash, cash equivalents and restricted cash	$344,602	$275,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and December 31, 2021, and for the quarters ended March 31, 2022 and 2021, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2022 are not necessarily indicative of the expected results for the entire year ending December 31, 2022.

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

Reclassifications. Beginning with the second quarter of 2021, we determined that settlement and merchant reserve assets consist of restricted cash and are now included with cash, cash equivalents and restricted cash when reconciling the beginning-of-period and end-of-period total amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (the “Statements of Cash Flows”). Historically, we presented the change in settlement and merchant reserve assets and liabilities as part of the changes in operating assets and liabilities on the Statements of Cash Flows. Additionally, cash flows related to our settlement and merchant reserve liabilities have been reclassified from cash flows from operating activities to cash flows from financing activities.

Prior period amounts have been reclassified to conform to the current period presentation. These changes have no impact on our previously reported consolidated net income, total assets, including cash and cash equivalents, liabilities, and equity. In addition, these changes have no material impact on our previously reported cash flows from operating activities.

Revenue. The majority of our future revenue is related to our revenue management solution customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2022 through 2028. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of March 31, 2022, our aggregate amount of the transaction price allocated to the remaining performance obligations is approximately $2 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 65% of this amount by the end of 2024, with the remaining amount recognized by the end of 2028. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters ended March 31, 2022 and 2021 were as follows (in thousands):

	Quarter Ended
	March 31,
	2022	2021
SaaS and related solutions	$234,977	$227,019
Software and services	18,436	14,779
Maintenance	10,987	11,321
Total revenue	$264,400	$253,119

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters ended March 31, 2022 and 2021, as a percentage of our total revenue, were as follows:

	Quarter Ended
	March 31,
	2022	2021
Americas (principally the U.S.)	84%	86%
Europe, Middle East, and Africa	12%	10%
Asia Pacific	4%	4%
Total revenue	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other industry markets including retail, healthcare, financial services, insurance, and government entities. Revenue by customer vertical for the quarters ended March 31, 2022 and 2021, as a percentage of our total revenue, were as follows:

	Quarter Ended
	March 31,
	2022	2021
Broadband/Cable/Satellite	54%	57%
Telecommunications	19%	18%
Other	27%	25%
Total revenue	100%	100%

Deferred revenue recognized during the quarters ended March 31, 2022 and 2021 was $28.0 million and $20.1 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets. As of March 31, 2022 and December 31, 2021, we had $2.1 million and $1.4 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit included in cash and cash equivalents in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$148,808	$147,445	$171,505	$170,514
Merchant reserve assets/liabilities	14,337	14,337	14,762	14,762
Total	$163,145	$161,782	$186,267	$185,276

Financial Instruments. Our financial instruments as of March 31, 2022 and December 31, 2021 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of March 31, 2022 and December 31, 2021 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of March 31, 2022 and December 31, 2021 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the three months ended March 31, 2022 and 2021 were $21.9 million and $29.3 million, respectively, and purchases of short-term investments for the three months ended March 31, 2022 and 2021 were zero and $32.3 million, respectively.

Our short-term investments as of March 31, 2022 and December 31, 2021 were $6.1 million and $28.0 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$12,201	$—	$12,201	$29,305	$—	$29,305
Commercial paper	—	—	—	—	1,000	1,000
Short-term investments:
Corporate debt securities	—	3,189	3,189	—	24,352	24,352
Asset-backed securities	—	2,944	2,944	—	3,685	3,685
Total	$12,201	$6,133	$18,334	$29,305	$29,037	$58,342

Valuation inputs used to measure the fair values of our money market funds were derived from quoted market prices. The fair values of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value (par value for convertible notes) and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Credit Agreement:
Term Loan (carrying value including current maturities)	$146,250	$146,250	$148,125	$148,125
Revolver	245,000	245,000	—	—
2016 Convertible Notes (par value)	—	—	230,000	244,950

The fair value for our credit agreement was estimated using a discounted cash flow methodology, while the fair value for our convertible notes was estimated based upon quoted market prices or recent sales activity, both of which are considered Level 2 inputs.

Accounting Pronouncement Adopted. In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the related Earnings Per Share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis. On January 1, 2022, we adopted this ASU using the modified retrospective transition method and recorded an approximately $10 million cumulative-effect adjustment to our beginning retained earnings balance.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2022 were as follows (in thousands):

January 1, 2022 balance	$321,330
Adjustments related to prior acquisitions	122
Effects of changes in foreign currency exchange rates	(2,418)
March 31, 2022 balance	$319,034

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist primarily of acquired customer contracts and software. As of March 31, 2022 and December 31, 2021, the carrying values of these assets were as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$170,206	$(115,726)	$54,480	$171,373	$(114,166)	$57,207
Software	185,724	(156,490)	29,234	182,040	(152,283)	29,757
Total intangible assets	$355,930	$(272,216)	$83,714	$353,413	$(266,449)	$86,964

The total amortization expense related to other intangible assets for the first quarters of 2022 and 2021 were $7.1 million and $5.6 million, respectively. Based on the March 31, 2022 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2022 - $26.2 million; 2023 - $19.3 million; 2024 - $13.1 million; 2025 - $10.9 million; and 2026 - $7.6 million.

Customer Contract Costs. As of March 31, 2022 and December 31, 2021, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$82,885	$(35,860)	$47,025	$79,028	$(32,410)	$46,618

The total amortization expense related to customer contract costs for the first quarters of 2022 and 2021 were $6.5 million and $4.7 million, respectively.

4. DEBT

Our long-term debt, as of March 31, 2022 and December 31, 2021, was as follows (in thousands):

	March 31,	December 31,
	2022	2021
2021 Credit Agreement:
2021 Term loan, due September 2026, interest at adjusted LIBOR plus 1.375% (combined rate of 2.381% at March 31, 2022)	$146,250	$148,125
Less – deferred financing costs	(3,218)	(3,406)
2021 Term Loan, net of unamortized discounts	143,032	144,719
$450 million revolving loan facility, due September 2026, interest at adjusted LIBOR plus applicable margin	245,000	-
2016 Convertible Notes:
2016 Convertible Notes – Senior convertible notes; due March 15, 2036; cash interest at 4.25%	-	230,000
Total debt, net of unamortized discounts	388,032	374,719
Current portion of long-term debt, net of unamortized discounts	(252,500)	(237,500)
Long-term debt, net of unamortized discounts	$135,532	$137,219

2021 Credit Agreement. During the quarter ended March 31, 2022, we made $1.9 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2021 Term Loan”). Additionally, in March 2022 we borrowed $245.0 million from our $450 million aggregate principal five-year revolving loan facility (“2021 Revolver”). These funds were used to settle our 2016 Convertible Notes (see below).

As of March 31, 2022, our interest rate on the 2021 Term Loan is 2.381% (adjusted LIBOR plus 1.375% per annum), effective through June 2022, and our commitment fee on the unused $205.0 million 2021 Revolver is 0.15%. As of March 31, 2022, the remaining $205.0 million of the 2021 Revolver is available to us.

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

2016 Convertible Notes. During the period from, and including, December 15, 2021 to the close of business on the business day immediately preceding March 15, 2022 (the “Conversion Period”), the 2016 Convertible Note holders were able to convert all or any portion of their 2016 Convertible Notes at the conversion rate then in effect (17.7621 shares of our common stock per $1,000 principal amount of the 2016 Convertible Notes). For the 2016 Convertible Notes presented during this Conversion Period, the settlement amount was equal to the sum of the daily settlement amounts for each of the following 40 consecutive trading days during the period of January 12, 2022 to March 10, 2022 (the “Observation Period”).

During the Conversion Period, $229.1 million principal amount of the 2016 Convertible Notes were converted. On March 15, 2022, we paid each converting holder that exercised their conversion right, cash in an amount equal to $1,053.68 per each $1,000 principal amount of 2016 Convertible Notes being converted, for a total cash payment of $241.4 million. The remaining principal amount of $0.9 million that was not converted by the holders was redeemed and paid for on March 15, 2022 at a redemption price of 100% of the principal amount. Total settlement of the 2016 Convertible Notes was $242.3 million. As of March 31, 2022, there were no remaining 2016 Convertible Notes outstanding.

As a result of our irrevocable election made in December 2021 to settle all conversions during the Conversion Period (discussed above) in cash, a derivative liability was created and required to be separated from the debt upon conversion by the holders. There were no conversions as of December 31, 2021. At the close of the Observation Period, as a result of the conversions in March 2022, we recognized a $7.5 million loss on derivative liability upon debt conversion due to the related change in our stock price over the Observation Period. The loss was recorded to other income (expense) in our unaudited Condensed Consolidated Statements of Income (the “Income Statements”) with the remaining amount paid above par recorded to additional paid-in capital.

5. ACQUISITIONS

Tekzenit, Inc. In 2020, we acquired Tekzenit, Inc. (“Tekzenit”) for a purchase price of approximately $10 million. The purchase agreement includes provisions for additional purchase price (“Provisional Purchase Price”) payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria. Of the Provisional Purchase Price amount, $6 million is considered contingent purchase price payments, of which $1.5 million was accrued upon acquisition. The remaining $4 million is tied to certain financial and sales criteria over a defined service period by the eligible recipients and is therefore accounted for as post-acquisition compensation. As of March 31, 2022, we have not accrued any amounts related to the post-acquisition compensation payments due to the uncertainty of payment.

MobileCard Holdings, LLC. In 2018, we invested in MobileCard Holdings, LLC (“MobileCard”), a mobile money fintech payment company that enables omni-channel digital payments and financial inclusion in Latin America. In July 2021, we obtained a 64% controlling interest in the company, and beginning in the third quarter of 2021, the results of MobileCard were consolidated in our results of operations. We preliminarily recorded goodwill of $9.6 million and are in the process of reviewing the valuation analysis and calculations necessary to finalize the required purchase price allocations. We expect to complete the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

Keydok, LLC. On September 14, 2021, we acquired Keydok LLC (“Keydok”), a digital identity and document management platform provider, headquartered in Mexico. We acquired 100% of the equity of Keydok for a purchase price of $1.0 million, which includes provisions for up to $18.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation. The earn-out period is through September 30, 2025. As of March 31, 2022, we have not accrued any amounts related to the potential earn-out payments due to the uncertainty of payment. We have preliminarily recorded goodwill of $1.0 million, however, are in the process of obtaining the necessary information to finalize the required purchase price allocations. We expect to complete the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ) and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining escrowed funds of approximately $2 million to be paid over the next four years, subject to certain reductions, as applicable. This acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through September 30, 2025. As of March 31, 2022, we have accrued $0.2 million related to the potential earn-out payments.

The preliminary estimated fair values of assets acquired primarily include goodwill of $7.6 million, acquired customer contracts of $5.1 million, and acquired software of $3.6 million. The estimated fair values are considered provisional as we are completing our analysis for unbilled and deferred revenue, intangible assets, and income taxes. Thus, the provisional measurements of fair value are subject to change, however, such changes are not expected to be significant. We expect to complete the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

6. RESTRUCTURING AND REORGANIZATION CHARGES

For the first quarters ended March 31, 2022 and 2021, we recorded restructuring and reorganization charges of $13.1 million and $1.1 million, respectively.

During the first quarter of 2022 we implemented the following restructuring and reorganizational activities:

•
In connection with our workplace of the future philosophy, we consolidated space at six of our leased real estate locations in the United States and India, resulting in restructuring charges related to the impairments of operating lease right-of-use assets, furniture and fixtures, and leasehold improvements and accelerated depreciation of $11.1 million.
•
We reduced our workforce by approximately 20 employees, mainly in North America, as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $1.5 million

The activity in the business restructuring and reorganization reserves during the first quarter of 2022 was as follows (in thousands):

	Termination
	Benefits	Other	Total
January 1, 2022, balance	$675	$-	$675
Charged to expense during period	1,490	11,616	13,106
Cash payments	(1,363)	(388)	(1,751)
Adjustment for asset impairment	-	(10,667)	(10,667)
Other	117	(561)	(444)
March 31, 2022, balance	$919	$-	$919

As of March 31, 2022, $0.9 million of the business restructuring and reorganization reserves were included in current liabilities.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit. At March 31, 2022, we had $3.0 million of restricted assets used to collateralize these guarantees, with $2.1 million included in cash and cash equivalents and $0.9 million included in other non-current assets. We have bid bonds and performance guarantees in the form of surety bonds issued through a third-party of $6.4 million that were not required to be recorded on our Balance Sheet. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements.

Additionally, we have money transmitter bonds issued through a third-party for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses. At March 31, 2022, we had total aggregate money transmitter bonds of approximately $17 million outstanding.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our revenue management platforms, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2022, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board of Directors (the “Board”) and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2022. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Income Statements.

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended
	March 31,
	2022	2021
Basic weighted-average common shares	31,416	31,844
Dilutive effect of restricted common stock	394	302
Diluted weighted-average common shares	31,810	32,146

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

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarters of 2022 and 2021 we repurchased approximately 266,000 shares of our common stock for $16.0 million (weighted-average price of $60.13 per share) and approximately 142,000 shares of our common stock for $6.5 million (weighted-average price of $45.94 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of March 31, 2022, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 3.3 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the first quarters of 2022 and 2021, we repurchased and then cancelled approximately 123,000 shares of common stock for $7.8 million and approximately 110,000 shares of common stock for $5.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends. During the first quarter of 2022, our Board approved a quarterly cash dividend of $0.265 per share of common stock, totaling $8.6 million. During the first quarter of 2021, our Board approved a quarterly cash dividend of $0.25 per share of common stock, totaling $8.2 million.

Warrants. In 2014, in conjunction with the execution of an amendment to our agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto our Advanced Convergent Platform (“ACP”) based on various milestones. The Stock Warrants have a ten-year term and an exercise price of $26.68 per warrant.

As of March 31, 2022, 1.0 million Stock Warrants remain issued, none of which were vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter ended March 31, 2022 is as follows (shares in thousands):

	Quarter Ended
	March 31, 2022
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,206	$45.22
Awards granted	495	64.84
Awards forfeited/cancelled	(34)	46.04
Awards vested	(339)	43.31
Unvested awards, ending	1,328	$52.94

Included in the awards granted during the first quarter of 2022 are awards issued to members of executive management and certain key employees in the form of: (i) performance-based awards of approximately 120,000 restricted common stock shares, which vest in the first quarter of 2024 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 40,000 restricted common stock shares, which vest in the first quarter of 2025 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the first quarter of 2022 are primarily time-based awards, which vest annually over three years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the first quarters of 2022 and 2021 of $5.6 million and $5.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2021 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors, and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part I Item 1A. Risk Factors of our 2021 10-K. Readers are strongly encouraged to review that section closely in conjunction with MD&A.

Company Overview

We are a purpose-driven SaaS platform company that enables large enterprise customers in a wide variety of industry verticals to tackle the ever-growing complexity of business in the digital age. Our industry leading revenue management and digital monetization, customer engagement, and payments solutions make ordinary customer experiences extraordinary. Our cloud-first architecture and customer-centric approach help companies around the world acquire, monetize, engage, and retain the B2B (business-to-business) and B2C (business-to-consumer) customers. As brands reimagine their engagement strategies in an increasingly connected world, we sit at the center of a complex, multi-sided business model ensuring monetization and customer engagement is handled at all levels of the ecosystem.

We leverage 40 years of experience to deliver innovative customer engagement solutions for every stage of the customer lifecycle so our customers can deliver an outstanding customer experience that adapts to their customers’ rapidly changing demands. Our diverse, worldwide workforce draws from real-world knowledge and extensive expertise to design and implement business solutions that make our customers’ hardest decisions simpler so that they can focus on delivering differentiated and real-time experiences to their customers. As a global technology leader, we aspire to envision, invent, and shape a better, more future-ready world.

We focus our research and development (“R&D”) and acquisition investments on expanding our offerings in a timely and efficient manner to address the complex, transformative needs of our customers. Our scalable, modular, and flexible solutions combined with our domain expertise and our ability to effectively migrate customers to our solutions, provide the industry with proven solutions to improve their profitability and consumers’ experiences. We have specifically architected our solutions to offer a phased, incremental approach to transforming our customers' businesses, thereby reducing the business interruption risk associated with this evolution.

As discussed in Note 2 to our Financial Statements, we generate a majority of our revenue from the global communications markets; however, we serve an expanding group of customers in other markets including retail, healthcare, financial services, insurance, and government entities.

We are a member of the S&P Small Cap 600 and Russell 2000 indices.

Acquisition Activity

During 2021, we completed the following acquisitions: (i) Tango Telecom Limited (“Tango”) in May; (ii) Kitewheel, LLC (“Kitewheel”) in July; (iii) Keydok in September; and (iv) DGIT in October. Additionally, in July 2021, we obtained a controlling interest in MobileCard. The results of these businesses are included in our 2021 results of operations from the acquisition date forward. As a result, our year-over-year results of operations may not be comparable between periods due to the timing of the transactions. The comparable differences have been described below where relevant or significant.

Management Overview of Quarterly Results

First Quarter Highlights. A summary of our results of operations for the first quarter of 2022, when compared to the first quarter of 2021, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2022	March 31, 2021
Revenue	$264,400	$253,119
Transaction fees (1)	18,038	16,450
Operating Results:
Operating income	$16,415	$31,377
Operating income margin	6.2%	12.4%
Diluted EPS	$0.19	$0.61
Supplemental Data:
Restructuring and reorganization charges (2)	$13,106	$1,060
Executive transition costs	1,275	55
Acquisition-related costs:
Amortization of acquired intangible assets	3,656	2,241
Transaction-related costs	13	79
Stock-based compensation (2)	5,721	5,395
Amortization of OID	-	772
Loss on derivative liability upon debt conversion	7,456	-
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

Revenue. Revenue for the first quarter of 2022 was $264.4 million, a 4.5% increase when compared to revenue of $253.1 million for the first quarter of 2021. This year-over-year increase can be primarily attributed to the continued growth of our revenue management solutions, as approximately two-thirds of the increase was attributed to organic growth.

Operating Results. Operating income for the first quarter of 2022 was $16.4 million, or a 6.2% operating margin percentage, compared to $31.4 million, or a 12.4% operating margin percentage for the first quarter of 2021. The decrease in operating income is mainly a result of a $12.0 million increase in restructuring and reorganization charges related primarily to real estate restructurings in the first quarter of 2022.

Diluted EPS. Diluted EPS for the first quarter of 2022 was $0.19 compared to $0.61 for the first quarter of 2021, with the decrease primarily attributed to the increase in restructuring and reorganization charges, mentioned above, and a $7.5 million loss incurred on a derivative liability upon conversion of our 2016 Convertible Notes, discussed in our Results of Operations section below.

Cash and Cash Flows. As of March 31, 2022, we had cash, cash equivalents and short-term investments of $187.6 million, as compared to $233.7 million as of December 31, 2021. Our cash flows used in operating activities for the quarter ended March 31, 2022 were ($5.5) million and were negatively impacted by the payment of the 2021 year-end accrued employee incentive compensation during the quarter. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Customer Concentration. A large percentage of our historical revenue has been generated from our two largest customers, which are Comcast and Charter Corporation Inc. (“Charter”).

Revenue from these customers for the indicated periods was as follows (in thousands, except percentages):

	Quarter Ended
	March 31, 2022		December 31, 2021		March 31, 2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Comcast	$52,524	20%	$54,861	20%	$53,454	21%
Charter	52,069	20%	57,332	21%	53,382	21%

The percentages of net billed accounts receivable balances attributable to our largest customers as of the indicated dates were as follows:

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
Comcast	20%	20%	20%
Charter	20%	23%	31%

See our 2021 10-K for additional discussion of our business relationships and contractual terms with Comcast and Charter.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies. These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2021 10-K.

Results of Operations

Revenue. Total revenue for the first quarter of 2022 was $264.4 million, a 4.5% increase when compared to $253.1 million for the first quarter of 2021. This increase can be primarily attributed to the continued growth of our revenue management solutions and the revenue generated from the businesses acquired in 2021. Approximately two-thirds of the year-over-year increase in revenue can be attributed to organic growth resulting mainly from increased professional services revenue related to implementation projects, increased payments volume, and conversions of customer accounts onto our solutions.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the first quarters of 2022 and 2021 was as follows (in thousands):

	Quarter Ended
	March 31,
	2022	2021
Americas (principally the U.S.)	$222,960	$217,652
Europe, Middle East, and Africa	31,561	24,768
Asia Pacific	9,879	10,699
Total revenue	$264,400	$253,119

Total Operating Expenses. Total operating expenses for the first quarter of 2022 were $248.0 million, an 11.8% increase when compared to $221.7 million for the first quarter of 2021. This increase can be mainly attributed to increased restructuring and reorganization costs, discussed below, and the additional expenses incurred by the businesses acquired during 2021.

The components of total expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the first quarter of 2022 was $138.4 million, a 3.7% increase when compared to $133.5 million for the first quarter of 2021. The increase in cost of revenue between periods is reflective of the increase in revenue year-over-year, and can be mainly attributed to higher employee-related costs, to include the 2021 acquired businesses. Total cost of revenue as a percentage of revenue for the first quarters of 2022 and 2021 was 52.4% and 52.8%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the first quarter of 2022 was $33.0 million, a 2.4% increase when compared to $32.2 million for the first quarter of 2021, with the increase mainly attributed to the development activities of the acquired businesses. As a percentage of total revenue, R&D expense for the first quarters of 2022 and 2021 was 12.5% and 12.7%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable our customers worldwide to provide a more personalized experience while introducing new digital products and services. This includes the continued investment in our products and integration of the recently acquired assets into our solutions.

SG&A Expense (Exclusive of Depreciation). SG&A expense for the first quarter of 2022 was $57.3 million, a 17.5% increase when compared to $48.8 million for the first quarter of 2021. The increase in SG&A expense is primarily attributed to an increase in employee-related costs, and is reflective of our growth strategy, to include the SG&A costs associated with our recently acquired businesses, as we continue to pursue organic and inorganic growth opportunities. Additionally, SG&A for the first quarter of 2022 included $1.3 million of executive transition costs. Our SG&A costs as a percentage of total revenue for the first quarters of 2022 and 2021 were 21.7% and 19.3%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the first quarter of 2022 were $13.1 million, a $12.0 million increase when compared to $1.1 million for the first quarter of 2021, with the increase related primarily to real estate restructurings in the first quarter of 2022. See Note 6 to our Financial Statements for additional discussion.

Operating Income. Operating income for the first quarter of 2022 was $16.4 million, or 6.2% of total revenue, compared to $31.4 million, or 12.4% of total revenue for the first quarter of 2021. The decrease in operating income is mainly due to the increased restructuring and reorganization charges and SG&A expense, discussed above.

Loss on Derivative Liability Upon Debt Conversion. During the first quarter of 2022, we settled our 2016 Convertible Notes for approximately $242 million in cash. As a result of the conversion of the 2016 Convertible Notes in March 2022, we recognized a $7.5 million loss on a derivative liability related to the change in our stock price over the Observation Period prior to settlement. See Note 4 to our Financial Statements for further discussion.

Income Tax Provision. The effective income tax rates for the first quarters of 2022 and 2021 were as follows:

Quarter Ended
March 31,
2022	2021
8%	26%

The first quarter of 2022 effective income tax rate was impacted by the combination of lower net income for the quarter and a discrete tax benefit related to the vesting of restricted common stock during the quarter. Our estimated full year 2022 effective income tax rate is approximately 26%.

Liquidity

Cash and Liquidity. As of March 31, 2022, our principal sources of liquidity included cash, cash equivalents and short-term investments of $187.6 million, compared to $233.7 million as of December 31, 2021. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2021 Credit Agreement, we have a $450 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026. As of March 31, 2022, we had $245 million outstanding on our 2021 Revolver and had the remaining $205 million available to us. The 2021 Credit Agreement contains customary affirmative covenants and financial covenants. As of March 31, 2022, and the date of this filing, we believe that we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash, cash equivalents and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31,	December 31,
	2022	2021
Americas (principally the U.S.)	$117,058	$164,561
Europe, Middle East and Africa	58,001	56,368
Asia Pacific	12,531	12,743
Total cash, equivalents and short-term investments	$187,590	$233,672

We generally have ready access to substantially all of our cash, cash equivalents and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences. As of March 31, 2022, we had $2.1 million of cash restricted as to use primarily to collateralize outstanding letters of credit included in our total cash, cash equivalents and short-term investments balance.

Additionally, as of March 31, 2022 and December 31, 2021, we have $163.1 million and $186.3 million, respectively, of settlement and merchant reserve assets. These funds are held with major financial institutions and while not legally or contractually restricted, we do hold these funds in separate accounts, and classify them as restricted cash in our Statements of Cash Flows.

Cash Flows from Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, amortization of OID, impairments, gain/loss from debt extinguishments, gains/losses from derivative liabilities upon debt conversion, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2021 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our first quarters of 2022 and 2021 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2022:
March 31	$49,823	$(55,372)	$(5,549)

2021:
March 31	$49,273	$(51,497)	$(2,224)

Cash flows from operating activities for the first quarters of 2022 and 2021 reflect the impact of the payment of the 2021 and 2020 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.

Additionally, cash flows from operating activities for the first quarter of 2021 were negatively impacted by the timing of a certain recurring key customer payment that was delayed and received subsequent to quarter-end, of approximately $26 million.

Variations in our net cash provided by/used in operating activities are generally related to the changes in our operating assets and liabilities (related mostly to fluctuations in timing at quarter-end of customer payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2022 and 2021 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2022:
March 31	$243,292	$(4,924)	$238,368	70

2021:
March 31	$250,743	$(3,718)	$247,025	70

As of March 31, 2022 and 2021, approximately 94% and 97%, respectively, of our billed accounts receivable balance were less than 60 days past due.

We may experience adverse impacts to our DBOs if and when customer payment delays occur. However, these recurring monthly payments that cross a reporting period-end do not raise any collectability concerns, as payment is generally received subsequent to quarter-end. All other changes in our gross and net billed accounts receivable reflect the normal fluctuations in the timing of customer payments at quarter-end, as evidenced by our relatively consistent DBO metric.

As a global provider of solutions and services, a portion of our accounts receivable balance relates to international customers. This diversity in the geographic composition of our customer base may adversely impact our DBOs as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international transactions. For example, our ability to invoice and collect arrangement fees may be dependent upon, among other things: (i) the completion of various customer administrative matters, local country billing protocols and processes (including local cultural differences), and non-customer administrative matters; (ii) meeting certain contractual invoicing milestones; (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project; or (iv) due to currency controls in certain foreign jurisdictions.

Accrued Employee Compensation

Accrued employee compensation decreased $29.6 million to $61.5 million as of March 31, 2022, from $91.1 million as of December 31, 2021, due primarily to the payment of the 2021 employee incentive compensation that was fully accrued at December 31, 2021.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.

Purchases/Sales of Short-Term Investments

For the first quarters of 2022 and 2021, we purchased zero and $32.3 million, respectively, and sold (or had mature) $21.9 million and $29.3 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity.

Purchases of Software, Property and Equipment

Our capital expenditures for the first quarters of 2022 and 2021 for software, property and equipment were $10.4 million and $8.2 million, respectively, and consisted principally of investments in: (i) facilities and internal infrastructure items; (ii) computer hardware, software, and related equipment; and (iii) statement production equipment.

Cash Flows from Financing Activities. Our financing activities typically consist of activities associated with our common stock, long-term debt, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the first quarters of 2022 and 2021, the Board approved dividends totaling $8.6 million and $8.2 million, respectively, and made dividend payments of $8.9 million and $8.6 million, respectively, through March 31, 2022 and 2021, with the differences attributed to dividends on unvested incentive shares that are paid upon vesting of those shares.

Repurchase of Common Stock

During the first quarters of 2022 and 2021, we repurchased approximately 266,000 and 142,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $16.0 million and $6.5 million, respectively.

Outside of our Stock Repurchase Program, during the first quarters of 2022 and 2021, we repurchased from our employees and then cancelled approximately 123,000 and 110,000 shares of our common stock, respectively, for $7.8 million and $5.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Through the first quarters of 2022 and 2021, we have paid $23.7 million and $11.7 million, respectively, with the differences attributed to the timing of share settlement.

Long-term Debt

During the first quarters of 2022 and 2021, we made principal repayments of $1.9 million and $2.8 million, respectively. Additionally, during the first quarter of 2022, we borrowed $245.0 million from our 2021 Revolver to settle our 2016 Convertible Notes for $242.3 million.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the first quarters of 2022 and 2021, we had net settlement and merchant reserve activity of $23.5 million and $41.5 million, respectively, related to the cash collected, held on behalf, and paid to our customers related to our payment processing services and the net change in deposits held on behalf of our merchants.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds, bid bonds, and performance bonds. These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operation, liquidity, capital expenditures, or capital resources. See Note 7 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash, Cash Equivalents and Short-term Investments. As of March 31, 2022, we had cash, cash equivalents, and short-term investments of $187.6 million, of which approximately 57% is in U.S. dollars and held in the U.S. Included in cash and cash equivalents is $2.1 million of restricted cash, used primarily to collateralize outstanding letters of credit. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs.
•
Revolving Credit Facility. As part of our 2021 Credit Agreement, we have a $450 million revolving loan facility, our 2021 Revolver. As of March 31, 2022, we had $245 million outstanding on our 2021 Revolver and had the remaining $205 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of March 31, 2022, we had 3.3 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the first quarter of 2022, we repurchased approximately 266,000 shares of our common stock for $16.0 million (weighted-average price of $60.13 per share).

Outside of our Stock Repurchase Program, during the first quarter of 2022, we repurchased from our employees and then cancelled approximately 123,000 shares of our common stock for $7.8 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Executive Transition. In 2020, we entered into a Separation Agreement with our former President and CEO which includes a commitment to pay additional compensation of approximately $7 million, for which approximately $5 million was paid in 2021 and approximately $2 million was paid in the first quarter of 2022.
•
Cash Dividends. During the first quarter of 2022, the Board declared dividends totaling $8.6 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.
•
Acquisitions. As a result of our recent acquisition activity, we have the following potential future obligations:
o
The 2020 acquisition of Tekzenit includes provisions for additional purchase price payments in the form of earn-out and qualified sales payments for up to $10.0 million over a measurement period through March 31, 2023. As of March 31, 2022 we have made no earn-out or qualified sales payments for this acquisition.
o
The 2021 Kitewheel purchase acquisition agreement includes deferred purchase price payments of $6.0 million to be paid in equal annual amounts over the next three years.
o
The 2021 Keydok acquisition purchase agreement includes provisions for up to $18.0 million of potential future earn-out payments. As of March 31, 2022 we have not accrued any amounts related to the potential earn-out payments.

o
The 2021 DGIT acquisition purchase price includes escrowed funds of approximately $2 million to be paid over the next four years, subject to certain reductions, as applicable, and provisions for up to approximately $13 million of potential future earn-out payments. The earn-out period is through September 30, 2025. As of March 31, 2022 we accrued $0.2 million related to potential earn out payments.

Our acquisitions are discussed in more detail in Note 5 to our Financial Statements. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Capital Expenditures. During the first quarter of 2022, we spent $10.4 million on capital expenditures. As of March 31, 2022, we had committed to purchase approximately $10 million of equipment.
•
Stock Warrants. We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of March 31, 2022, approximately 1.0 million Stock Warrants remain issued, none of which are vested.

The Stock Warrants are discussed in more detail in Note 9 to our Financial Statements.

•
Long-Term Debt. As of March 31, 2022, our long-term debt consisted of our 2021 Credit Agreement which includes: (i) outstanding 2021 Term Loan borrowings of $146.3 million; and (ii) outstanding 2021 Revolver borrowings of $245.0 million. During the first quarter of 2022, we borrowed $245.0 million from our 2021 Revolver to settle our 2016 Convertible Notes for $242.3 million. As of March 31, 2022, there were no remaining 2016 Convertible Notes outstanding.

Our 2021 Credit Agreement mandatory repayments for the next twelve months are $7.5 million and the cash interest expense (based upon then current interest rates) for the 2021 Term Loan and 2021 Revolver (assuming no further amounts are borrowed and the amount is not paid down) are $3.5 million and $5.9 million, respectively. We have the ability to make prepayments on our 2021 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2022, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rates on our 2021 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an alternate base rate plus an applicable margin. See Note 4 to our Financial Statements for further details of our long-term debt.

A hypothetical adverse change of 10% in the March 31, 2022 adjusted LIBOR rate would not have had a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of March 31, 2022 and December 31, 2021 were $181.5 million and $205.6 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2022 and December 31, 2021 were $6.1 million and $28.0 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of March 31, 2022 and December 31, 2021, we had $163.1 million and $186.3 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

During the first quarter of 2022, we generated approximately 86% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of March 31, 2022 and December 31, 2021, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2022		December 31, 2021
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(4)	$2,013	$(4)	$1,829
Euro	(39)	6,476	(297)	2,702
U.S. Dollar	(157)	30,300	(541)	30,212
South African Rand	-	1,461	(95)	3,631
Other	-	738	(10)	976
Totals	$(200)	$40,988	$(947)	$39,350

A hypothetical adverse change of 10% in the March 31, 2022 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2021 Form 10-K. There were no material changes to the risk factors disclosed in our 2021 Form 10-K during the first quarter of 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the first quarter of 2022 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 - January 31	81,076	$57.04	80,000	3,524,717
February 1 - February 28	128,050	59.43	94,000	3,430,717
March 1 - March 31	179,993	64.41	92,000	3,338,717
Total	389,119	$61.23	266,000
(1)
The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)
See Note 9 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26AZ*	Sixty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26BA*	Sixty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.27O*	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27P*	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27Q*	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27R*	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27S*	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27T*	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.60	CSG Systems International, Inc. Executive Severance Plan
10.61	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Brian A. Shepherd, dated April 1, 2022
10.62	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Kenneth M. Kennedy, dated April 1, 2022
10.63	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Elizabeth A. Bauer, dated April 1, 2022
10.81	Forms of Agreement for Equity Compensation
10.84	Forms of Agreement for Equity Compensation
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2022

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)