Form 10-Q
period 2022-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2022-11-03
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27512

CSG SYSTEMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0783182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

169 Inverness Dr W, Suite 300

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

As of October 31, 2022, there were 31,505,433 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2022

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$146,685	$205,635
Short-term investments	575	28,037
Total cash, cash equivalents and short-term investments	147,260	233,672
Settlement and merchant reserve assets	172,609	186,267
Trade accounts receivable:
Billed, net of allowance of $4,998 and $4,250	238,831	244,317
Unbilled	51,139	35,802
Income taxes receivable	23,075	6,414
Other current assets	58,811	41,727
Total current assets	691,725	748,199
Non-current assets:
Property and equipment, net of depreciation of $111,994 and $111,244	71,856	73,580
Operating lease right-of-use assets	53,033	86,034
Software, net of amortization of $159,357 and $152,283	24,585	29,757
Goodwill	295,196	321,330
Acquired customer contracts, net of amortization of $113,348 and $114,166	47,674	57,207
Customer contract costs, net of amortization of $32,574 and $32,410	52,194	46,618
Deferred income taxes	13,791	8,584
Other assets	9,091	15,840
Total non-current assets	567,420	638,950
Total assets	$1,259,145	$1,387,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$52,500	$237,500
Operating lease liabilities	21,726	23,270
Customer deposits	36,442	43,546
Trade accounts payable	32,686	35,397
Accrued employee compensation	51,517	91,115
Settlement and merchant reserve liabilities	171,192	185,276
Deferred revenue	47,067	53,748
Income taxes payable	10,613	398
Other current liabilities	21,637	24,852
Total current liabilities	445,380	695,102
Non-current liabilities:
Long-term debt, net of unamortized discounts of $2,843 and $3,406	377,157	137,219
Operating lease liabilities	58,279	70,068
Deferred revenue	18,738	19,599
Income taxes payable	3,470	4,058
Deferred income taxes	110	7,752
Other non-current liabilities	11,706	13,107
Total non-current liabilities	469,460	251,803
Total liabilities	914,840	946,905
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 31,664 and 32,495 shares outstanding	708	705
Additional paid-in capital	488,292	488,303
Treasury stock, at cost; 37,827 and 36,713 shares	(995,606)	(930,106)
Accumulated other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax	-	(6)
Cumulative foreign currency translation adjustments	(73,448)	(38,347)
Accumulated earnings	924,359	916,060
Total CSG stockholders' equity	344,305	436,609
Noncontrolling interest	-	3,635
Total stockholders' equity	344,305	440,244
Total liabilities and stockholders' equity	$1,259,145	$1,387,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$273,308	$263,209	$799,876	$771,462

Cost of revenue (exclusive of depreciation, shown separately below)	138,462	134,705	415,014	401,185
Other operating expenses:
Research and development	35,754	34,384	103,365	99,350
Selling, general and administrative	59,026	54,923	173,833	152,988
Depreciation	5,896	6,225	17,685	18,604
Restructuring and reorganization charges	14,193	209	46,304	3,029
Total operating expenses	253,331	230,446	756,201	675,156
Operating income	19,977	32,763	43,675	96,306
Other income (expense):
Interest expense	(4,328)	(3,636)	(10,286)	(10,861)
Amortization of original issue discount	-	(794)	-	(2,350)
Interest and investment income, net	281	78	537	286
Loss on derivative liability upon debt conversion	-	-	(7,456)	-
Other, net	2,790	(5,875)	6,044	(6,530)
Total other	(1,257)	(10,227)	(11,161)	(19,455)
Income before income taxes	18,720	22,536	32,514	76,851
Income tax provision	(6,239)	(6,406)	(8,603)	(21,769)
Net income	$12,481	$16,130	$23,911	$55,082

Weighted-average shares outstanding:
Basic	30,941	31,756	31,219	31,825
Diluted	31,159	31,960	31,487	32,033

Earnings per common share:
Basic	$0.40	$0.51	$0.77	$1.73
Diluted	0.40	0.50	0.76	1.72

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$12,481	$16,130	$23,911	$55,082
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,919)	(6,492)	(35,101)	(4,635)
Unrealized holding gains (losses) on short-term investments arising during period	3	3	6	(10)
Other comprehensive loss, net of tax	(17,916)	(6,489)	(35,095)	(4,645)
Total comprehensive income (loss), net of tax	$(5,435)	$9,641	$(11,184)	$50,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Nine Months Ended September 30, 2022:
BALANCE, January 1, 2022	32,495	$705	$488,303	$(930,106)	$(38,353)	$916,060	$3,635	$440,244
Comprehensive income:
Net income	-	-	-	-	-	6,113	-
Unrealized loss on short-term investments, net of tax	-	-	-	-	(2)	-	-
Foreign currency translation adjustments	-	-	-	-	(1,182)	-	-
Total comprehensive income								4,929
Repurchase of common stock	(389)	(1)	(7,804)	(15,996)	-	-	-	(23,801)
Issuance of common stock pursuant to employee stock purchase plan	12	-	650	-	-	-	-	650
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock- based compensation plans	(34)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,581	-	-	-	-	5,581
Settlement of convertible debt securities, net of tax	-	-	(4,845)	-	-	-	-	(4,845)
Adjustments due to adoption of new accounting standard	-	-	(9,802)	-	-	9,802	-	-
Dividends	-	-	-	-	-	(8,586)	-	(8,586)
BALANCE, March 31, 2022	32,560	709	472,078	(946,102)	(39,537)	923,389	3,635	414,172
Comprehensive income:
Net income	-	-	-	-	-	5,317	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	5	-	-
Foreign currency translation adjustments	-	-	-	-	(16,000)	-	-
Total comprehensive loss								(10,678)
Repurchase of common stock	(362)	-	(116)	(21,557)	-	-	-	(21,673)
Issuance of common stock pursuant to employee stock purchase plan	15	-	773	-	-	-	-	773
Issuance of restricted common stock pursuant to stock-based compensation plans	42	1	(1)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock- based compensation plans	(60)	(1)	1	-	-	-	-	-
Stock-based compensation expense	-	-	6,536	-	-	-	-	6,536
Dividends	-	-	-	-	-	(8,473)	-	(8,473)
Write-off of noncontrolling interest		-	-	-	-	-	(3,635)	(3,635)
BALANCE, June 30, 2022	32,195	709	479,271	(967,659)	(55,532)	920,233	-	377,022
Comprehensive income:
Net income	-	-	-	-	-	12,481	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	3	-	-
Foreign currency translation adjustments	-	-	-	-	(17,919)	-	-
Total comprehensive income								(5,435)
Repurchase of common stock	(495)	-	(435)	(27,947)	-	-	-	(28,382)
Issuance of common stock pursuant to employee stock purchase plan	16	-	794	-	-	-	-	794
Issuance of restricted common stock pursuant to stock-based compensation plans	13	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock- based compensation plans	(65)	(1)	1	-	-	-	-	-
Stock-based compensation expense	-	-	8,661	-	-	-	-	8,661
Dividends	-	-	-	-	-	(8,355)	-	(8,355)
BALANCE, September 30, 2022	31,664	$708	$488,292	$(995,606)	$(73,448)	$924,359	$-	$344,305

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Nine Months Ended September 30, 2021:
BALANCE, January 1, 2021	32,713	$700	$470,557	$(894,126)	$(31,138)	$876,402	$-	$422,395
Comprehensive income:
Net income	-	-	-	-	-	19,631	-
Unrealized loss on short-term investments, net of tax	-	-	-	-	(6)	-	-
Foreign currency translation adjustments	-	-	-	-	(355)	-	-
Total comprehensive income								19,270
Repurchase of common stock	(252)	(1)	(5,202)	(6,518)	-	-	-	(11,721)
Issuance of common stock pursuant to employee stock purchase plan	16	-	619	-	-	-	-	619
Issuance of restricted common stock pursuant to stock-based compensation plans	487	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock- based compensation plans	(1)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,395	-	-	-	-	5,395
Dividends	-	-	-	-	-	(8,243)	-	(8,243)
BALANCE, March 31, 2021	32,963	704	471,364	(900,644)	(31,499)	887,790	-	427,715
Comprehensive income:
Net income	-	-	-	-	-	19,321	-
Unrealized loss on short-term investments, net of tax	-	-	-	-	(7)	-	-
Foreign currency translation adjustments	-	-	-	-	2,212	-	-
Total comprehensive income								21,526
Repurchase of common stock	(156)	-	(92)	(6,957)	-	-	-	(7,049)
Issuance of common stock pursuant to employee stock purchase plan	19	-	716	-	-	-	-	716
Issuance of restricted common stock pursuant to stock-based compensation plans	6	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock- based compensation plans	(35)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,022	-	-	-	-	5,022
Dividends	-	-	-	-	-	(8,150)	-	(8,150)
BALANCE, June 30, 2021	32,797	704	477,010	(907,601)	(29,294)	898,961	-	439,780
Comprehensive income:
Net income	-	-	-	-	-	16,130	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	3	-	-
Foreign currency translation adjustments	-	-	-	-	(6,492)	-	-
Total comprehensive income								9,641
Repurchase of common stock	(145)	-	(101)	(6,673)	-	-	-	(6,774)
Issuance of common stock pursuant to employee stock purchase plan	15	-	591	-	-	-	-	591
Issuance of restricted common stock pursuant to stock-based compensation plans	56	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock- based compensation plans	(36)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,887	-	-	-	-	4,887
Dividends	-	-	-	-	-	(8,136)	-	(8,136)
Noncontrolling interest related to business combination	-	-	-	-	-	-	3,635	3,635
BALANCE, September 30, 2021	32,687	$704	$482,387	$(914,274)	$(35,783)	$906,955	$3,635	$443,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$23,911	$55,082
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	21,817	18,604
Amortization	36,470	34,314
Amortization of original issue discount	-	2,350
Asset impairment	30,126	415
Loss on short-term investments and other	19	51
Loss on derivative liability upon debt conversion	7,456	-
Loss on extinguishment of debt	-	132
Loss on acquisition of controlling interest	-	6,180
Unrealized foreign currency transactions gains, net	(1,700)	(339)
Deferred income taxes	(16,457)	2,188
Stock-based compensation	20,778	15,304
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(22,026)	(11,621)
Other current and non-current assets and liabilities	(16,430)	(13,912)
Income taxes payable/receivable	(7,188)	(6,111)
Trade accounts payable and accrued liabilities	(67,053)	(18,329)
Deferred revenue	(150)	4,001
Net cash provided by operating activities	9,573	88,309

Cash flows from investing activities:
Purchases of software, property and equipment	(31,564)	(22,531)
Purchases of short-term investments	-	(57,734)
Proceeds from sale/maturity of short-term investments	27,447	80,092
Acquisition of and investments in business, net of cash acquired	-	(51,111)
Net cash used in investing activities	(4,117)	(51,284)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,217	1,926
Payment of cash dividends	(25,396)	(24,653)
Repurchase of common stock	(73,380)	(25,568)
Deferred acquisition payments	(1,959)	-
Proceeds from long-term debt	290,000	150,000
Payments on long-term debt	(247,926)	(126,563)
Payments of deferred financing costs	-	(3,000)
Settlement and merchant reserve activity	(13,931)	(7,735)
Net cash used in financing activities	(70,375)	(35,593)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(7,689)	(1,872)

Net decrease in cash, cash equivalents and restricted cash	(72,608)	(440)

Cash, cash equivalents and restricted cash, beginning of period	391,902	354,730
Cash, cash equivalents and restricted cash, end of period	$319,294	$354,290

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$12,367	$11,947
Income taxes	31,817	25,688

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$146,685	$195,365
Settlement and merchant reserve assets	172,609	158,925
Total cash, cash equivalents and restricted cash	$319,294	$354,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021, and for the quarters and nine months ended September 30, 2022 and 2021, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2022 are not necessarily indicative of the expected results for the entire year ending December 31, 2022.

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

Reclassifications. Certain amounts within our net cash provided by operating activities on our Statement of Cash Flows for the nine months ended September 30, 2021 have been reclassified to conform to the September 30, 2022 presentation.

Revenue. The majority of our future revenue is related to our revenue management solution customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2022 through 2028. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of September 30, 2022, our aggregate amount of the transaction price allocated to the remaining performance obligations is $1.8 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 62% of this amount by the end of 2024, with the remaining amount recognized by the end of 2028. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
SaaS and related solutions	$238,614	$231,418	$704,303	$686,685
Software and services	23,123	19,518	61,627	49,330
Maintenance	11,571	12,273	33,946	35,447
Total revenue	$273,308	$263,209	$799,876	$771,462

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters and nine months ended September 30, 2022 and 2021, as a percentage of our total revenue, were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas (principally the U.S.)	86%	85%	85%	85%
Europe, Middle East, and Africa	10%	12%	11%	11%
Asia Pacific	4%	3%	4%	4%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other industry markets including retail, healthcare, financial services, insurance, and government entities. Revenue by customer vertical for the quarters and nine months ended September 30, 2022 and 2021, as a percentage of our total revenue, were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Broadband/Cable/Satellite	55%	56%	55%	57%
Telecommunications	20%	20%	19%	19%
Other	25%	24%	26%	24%
Total revenue	100%	100%	100%	100%

Deferred revenue recognized during the quarters ended September 30, 2022 and 2021 was $7.6 million and $9.9 million, respectively and during the nine months ended September 30, 2022 and 2021 was $47.9 million and $41.9 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets. As of September 30, 2022 and December 31, 2021, we had $1.5 million and $1.4 million, respectively, of restricted cash that serves to collateralize outstanding letters of credit included in cash and cash equivalents in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$156,666	$155,311	$171,505	$170,514
Merchant reserve assets/liabilities	15,943	15,881	14,762	14,762
Total	$172,609	$171,192	$186,267	$185,276

Financial Instruments. Our financial instruments as of September 30, 2022 and December 31, 2021 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain of our cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Primarily all short-term investments held by us as of September 30, 2022 and December 31, 2021 have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of September 30, 2022 and December 31, 2021 consisted almost entirely of fixed income securities. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2022 and 2021 were $27.4 million and $80.1 million, respectively, and purchases of short-term investments for the nine months ended September 30, 2022 and 2021 were zero and $57.7 million, respectively.

Our short-term investments as of September 30, 2022 and December 31, 2021 were $0.6 million and $28.0 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$4,797	$—	$4,797	$29,305	$—	$29,305
Commercial paper	—	—	—	—	1,000	1,000
Short-term investments:
Corporate debt securities	—	—	—	—	24,352	24,352
Asset-backed securities	—	575	575	—	3,685	3,685
Total	$4,797	$575	$5,372	$29,305	$29,037	$58,342

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value (par value for convertible notes) and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Credit Agreement:
Term Loan (carrying value including current maturities)	$142,500	$142,500	$148,125	$148,125
Revolver	290,000	290,000	—	—
2016 Convertible Notes (par value)	—	—	230,000	244,950

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows (in thousands):

January 1, 2022 balance	$321,330
Adjustments related to prior acquisitions	1,911
Impairment charge related to MobileCard Holdings, LLC	(7,211)
Effects of changes in foreign currency exchange rates	(20,834)
September 30, 2022 balance	$295,196

The adjustments related to prior acquisitions are primarily a result of the finalization of the purchase accounting for MobileCard Holdings, LLC and DGIT Systems Pty Ltd. See Notes 5 and 6 for further discussion, to include management's decision to dissolve the MobileCard business resulting in the impairment charge recorded above.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist primarily of acquired customer contracts and software. As of September 30, 2022 and December 31, 2021, the carrying values of these assets were as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$161,022	$(113,348)	$47,674	$171,373	$(114,166)	$57,207
Software	183,942	(159,357)	24,585	182,040	(152,283)	29,757
Total other intangible assets	$344,964	$(272,705)	$72,259	$353,413	$(266,449)	$86,964

The total amortization expense related to other intangible assets for the third quarters of 2022 and 2021 were $6.9 million and $6.5 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $21.8 million and $18.0 million, respectively. Based on the September 30, 2022 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2022 - $28.4 million; 2023 - $20.7 million; 2024 - $13.2 million; 2025 - $10.7 million; and 2026 - $7.5 million.

Customer Contract Costs. As of September 30, 2022 and December 31, 2021, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$84,768	$(32,574)	$52,194	$79,028	$(32,410)	$46,618

The total amortization expense related to customer contract costs for the third quarters of 2022 and 2021 were $3.8 million and $5.3 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $14.2 million and $15.0 million, respectively.

4. DEBT

Our long-term debt, as of September 30, 2022 and December 31, 2021, was as follows (in thousands):

	September 30,	December 31,
	2022	2021
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted LIBOR plus applicable margin (combined rate of 5.299% at September 30, 2022)	$142,500	$148,125
Less – deferred financing costs	(2,843)	(3,406)
2021 Term Loan, net of unamortized discounts	139,657	144,719
$450 million revolving loan facility, due September 2026, interest at adjusted LIBOR plus applicable margin (combined weighted-average rate of 5.278% at September 30, 2022)	290,000	-
2016 Convertible Notes:
2016 Convertible Notes – Senior convertible notes, due March 15, 2036, cash interest at 4.25%	-	230,000
Total debt, net of unamortized discounts	429,657	374,719
Current portion of long-term debt, net of unamortized discounts	(52,500)	(237,500)
Long-term debt, net of unamortized discounts	$377,157	$137,219

2021 Credit Agreement. During the nine months ended September 30, 2022, we made $5.6 million of principal repayments on our $150 million aggregate principal five-year term loan (the “2021 Term Loan”). In March 2022 we borrowed $245.0 million from our $450 million aggregate principal five-year revolving loan facility (“2021 Revolver”) to settle our 2016 Convertible Notes (see below). Additionally, during the third quarter of 2022 we borrowed an additional $45.0 million from our 2021 Revolver, leaving us with $160.0 million available.

As of September 30, 2022, the interest rate on our 2021 Term Loan was 5.299% (adjusted LIBOR plus 1.625% per annum), the interest rates on our 2021 Revolver range from 4.895% to 5.299% (adjusted LIBOR plus 1.625% per annum), and our commitment fee on the unused $160.0 million was 0.20%.

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

5. ACQUISITIONS

Tekzenit, Inc. In 2020, we acquired Tekzenit, Inc. (“Tekzenit”) for a purchase price of approximately $10 million. The purchase agreement includes provisions for additional purchase price (“Provisional Purchase Price”) payments in the form of earn-out and qualified sales payments for up to $10 million over a three-year measurement period upon meeting certain financial and sales criteria. Of the Provisional Purchase Price amount, $6 million is considered contingent purchase price payments with the remaining $4 million tied to certain financial and sales criteria over a defined service period by the eligible recipients and is therefore accounted for as post-acquisition compensation. As of September 30, 2022, we have accrued $0.6 million related to the contingent purchase price payments and have not accrued any amounts related to the post-acquisition compensation payments due to the uncertainty of payment.

MobileCard Holdings, LLC. In 2018, we invested in MobileCard Holdings, LLC (“MobileCard”), a mobile money fintech payment company that enables omni-channel digital payments and financial inclusion in Latin America. In July 2021, we obtained a 64% controlling interest in the company, and beginning in the third quarter of 2021, the results of MobileCard were consolidated in our results of operations. As of June 30, 2022 the purchase accounting for the MobileCard transaction was complete. We recorded goodwill of $7.2 million, acquired client contracts of $2.6 million, and technology of $0.9 million. The non-controlling interest of $3.6 million was recorded in total stockholders' equity. In June 2022, our management team, with the support of our Board of Directors (the "Board"), decided to dissolve the MobileCard business. See Note 6 for additional discussion.

Keydok, LLC. On September 14, 2021, we acquired Keydok LLC (“Keydok”), a digital identity and document management platform provider, headquartered in Mexico. We acquired 100% of the equity of Keydok for a purchase price of $1.0 million, which includes provisions for up to $18.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation. The earn-out period is through September 30, 2025. As of September 30, 2022, we have not accrued any amounts related to the potential earn-out payments due to the uncertainty of payment.

As of June 30, 2022 the purchase accounting for the Keydok acquisition was complete. We recorded goodwill of $1.0 million.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ) and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining escrowed funds of approximately $2 million to be paid over the next four years, subject to certain reductions, as applicable. This acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through September 30, 2025. As of September 30, 2022, we have accrued $0.3 million related to the potential earn-out payments.

As of September 30, 2022 the purchase accounting for the DGIT acquisition was complete. We recorded goodwill of $11.8 million, acquired client contracts of $5.1 million, and acquired software of $3.6 million and liabilities assumed primarily included deferred revenue of $1.9 million, accrued income taxes of $1.2 million, and accrued employee compensation of $1.1 million.

6. RESTRUCTURING AND REORGANIZATION CHARGES

During the third quarters of 2022 and 2021, we recorded restructuring and reorganization charges of $14.2 million and $0.2 million, respectively, and for the nine months ended September 30, 2022 and 2021, we recorded restructuring and reorganization charges of $46.3 million and $3.0 million, respectively.

During the nine months ended September 30, 2022 we implemented the following restructuring and reorganizational activities:

•
In connection with our workplace of the future philosophy, we consolidated space at thirteen of our leased real estate locations in Australia, India, Sweden, and the U.S., resulting in restructuring charges of $23.0 million related to the impairments of operating lease right-of-use assets, furniture and fixtures, and leasehold improvements, and $4.1 million of accelerated depreciation.
•
In June 2022, our management team, with the support of our Board, decided to dissolve the MobileCard business, in which we had acquired a controlling interest in July of 2021 (see Note 5). MobileCard was not meeting its projected targets. As a result, we recorded net impairment charges of $7.0 million, to include the write-offs of the remaining acquired intangible assets, goodwill, and the noncontrolling interest. We also terminated approximately 40 employees, which resulted in restructuring charges related to involuntary terminations of $0.6 million.

•
We reduced our workforce by approximately 80 employees, mainly in North America, as a result of organizational changes and efficiencies, to include a margin improvement initiative that began in the second quarter of 2022. As a result, we incurred restructuring charges related to involuntary terminations of $7.0 million.

The activity in the restructuring and reorganization reserves during the nine months ended September 30, 2022 was as follows (in thousands):

	Termination
	Benefits	Other	Total
January 1, 2022, balance	$675	$-	$675
Charged to expense during period	7,604	38,700	46,304
Cash payments	(5,024)	(4,578)	(9,602)
Adjustment for asset impairment	-	(29,986)	(29,986)
Adjustment for accelerated depreciation	-	(4,136)	(4,136)
Other	788	-	788
September 30, 2022, balance	$4,043	$-	$4,043

As of September 30, 2022, $3.9 million of the restructuring and reorganization reserves were included in current liabilities.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit. At September 30, 2022, we had $2.3 million of restricted assets used to collateralize these guarantees, with $1.5 million included in cash and cash equivalents and $0.8 million included in other non-current assets. We have bid bonds and performance guarantees in the form of surety bonds issued through a third-party of $3.5 million that were not required to be recorded on our Balance Sheet. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements.

Additionally, we have money transmitter bonds issued through a third-party for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses. At September 30, 2022, we had total aggregate money transmitter bonds of approximately $17 million outstanding.

Warranties. We generally warrant that our solutions and related offerings will conform to published specifications, or to specifications provided in an individual customer arrangement, as applicable. The typical warranty period is 90 days from the date of acceptance of the solution or offering. For certain service offerings we provide a warranty for the duration of the services provided. We generally warrant that those services will be performed in a professional and skillful manner. The typical remedy for breach of warranty is to correct or replace any defective deliverable, and if not possible or practical, we will accept the return of the defective deliverable and refund the amount paid under the customer arrangement that is allocable to the defective deliverable. Our contracts also generally contain limitation of damages provisions in an effort to reduce our exposure to monetary damages arising from breach of warranty claims. Historically, we have incurred minimal warranty costs, and as a result, do not maintain a warranty reserve.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our revenue management platforms, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2022, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. We have agreed to indemnify members of our Board and certain of our officers if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ (D&O) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications, and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2022. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of the accompanying Income Statements.

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic weighted-average common shares	30,941	31,756	31,219	31,825
Dilutive effect of restricted common stock	218	204	268	208
Diluted weighted-average common shares	31,159	31,960	31,487	32,033

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

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the third quarters of 2022 and 2021 we repurchased approximately 488,000 shares of our common stock for $27.9 million (weighted-average price of $57.27 per share) and approximately 143,000 shares of our common stock for $6.7 million (weighted-average price of $46.66 per share), respectively, and during the nine months ended September 30, 2022 and 2021 we repurchased approximately 1,114,000 shares of our common stock for $65.5 million (weighted-average price of $58.80 per share), and approximately 438,000 shares of our common stock for $20.1 million (weighted-average price of $46.04 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of September 30, 2022, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.5 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the third quarters of 2022 and 2021, we repurchased and then cancelled approximately 7,000 shares of common stock for $0.4 million and approximately 2,000 shares of common stock for $0.1 million, respectively, and during the nine months ended September 30, 2022 and 2021 we repurchased and then cancelled approximately 132,000 shares of common stock for $8.4 million and approximately 115,000 shares of common stock for $5.5 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends. During the third quarter of 2022, our Board approved a quarterly cash dividend of $0.265 per share of common stock, totaling $8.4 million. During the third quarter of 2021, our Board approved a quarterly cash dividend of $0.25 per share of common stock, totaling $8.1 million. Dividends declared for the nine months ended September 30, 2022 and 2021 totaled $25.4 million and $24.5 million, respectively.

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

As of September 30, 2022, 1.0 million Stock Warrants remain issued, none of which were vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and nine months ended September 30, 2022 is as follows (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,265	$53.27	1,206	$45.22
Awards granted	17	57.02	553	63.41
Awards forfeited/cancelled	(67)	56.07	(162)	51.90
Awards vested	(24)	54.72	(406)	44.50
Unvested awards, ending	1,191	$53.22	1,191	$53.22

Included in the awards granted during the nine months ended September 30, 2022 are awards issued to members of executive management and certain key employees in the form of: (i) performance-based awards of approximately 121,000 restricted common stock shares, which vest in the first quarter of 2024 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 40,000 restricted common stock shares, which vest in the first quarter of 2025 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the nine months ended September 30, 2022 are primarily time-based awards, which vest annually over three years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, involuntary terminations of employment, or death.

We recorded stock-based compensation expense for the third quarters of 2022 and 2021 of $8.7 million and $4.9 million, respectively, and for the nine months ended September 30, 2022 and 2021 of $20.8 million and $15.3 million, respectively.

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

The 2021 acquired businesses have been operating at a lower operating margin than our organic business operations as time is required to realize the expected synergies, thus, having a dilutive impact on our operating results. In June 2022, our management team, with the support of our Board, decided to dissolve the MobileCard business as it was not meeting its projected targets. See Note 6 to our Financial Statements for further details of the dissolution of MobileCard.

Management Overview of Quarterly Results

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2022, when compared to the third quarter of 2021, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2022	September 30, 2021
Revenue	$273,308	$263,209
Transaction fees (1)	18,177	16,240
Operating Results:
Operating income	$19,977	$32,763
Operating income margin	7.3%	12.4%
Diluted EPS	$0.40	$0.50
Supplemental Data:
Restructuring and reorganization charges (2)	$14,193	$209
Executive transition costs	27	-
Acquisition-related costs:
Amortization of acquired intangible assets	3,405	3,213
Transaction-related costs	495	435
Stock-based compensation (2)	8,650	4,945
Amortization of OID	-	794
Loss on acquisition of controlling interest (3)	-	6,180
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

Revenue. Revenue for the third quarter of 2022 was $273.3 million, a 3.8% increase when compared to revenue of $263.2 million for the third quarter of 2021. The increase can be primarily attributed to the continued growth of our revenue management solutions, with approximately three-fourths of the increase attributed to organic growth resulting mainly from increased payment volumes and conversion of customer accounts onto our solutions.

Operating Results. Operating income for the third quarter of 2022 was $20.0 million, or a 7.3% operating margin percentage, compared to $32.8 million, or a 12.4% operating margin percentage for the third quarter of 2021. The decrease in operating income can be mainly attributed to the $14.0 million increase in restructuring and reorganization charges.

Diluted EPS. Diluted EPS for the third quarter of 2022 was $0.40 compared to $0.50 for the third quarter of 2021, with the decrease mainly attributed to the increase in restructuring and reorganization charges, discussed below, offset by a $6.2 million loss recorded in the third quarter of 2021 related to us obtaining a controlling interest in MobileCard.

Cash and Cash Flows. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $147.3 million, as compared to $135.0 million as of June 30, 2022, and $233.7 million as of December 31, 2021. Our cash flows from operating activities for the quarter ended September 30, 2022 were $22.8 million. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Customer Concentration. A large percentage of our historical revenue has been generated from our two largest customers, which are Charter Corporation Inc. (“Charter”) and Comcast.

Revenue from these customers for the indicated periods was as follows (in thousands, except percentages):

	Quarter Ended
	September 30, 2022		June 30, 2022		September 30, 2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$57,974	21%	$53,173	20%	$55,332	21%
Comcast	53,533	20%	52,919	20%	53,840	20%

The percentages of net billed accounts receivable balances attributable to our largest customers as of the indicated dates were as follows:

	As of
	September 30, 2022	June 30, 2022	December 31, 2021
Charter	24%	23%	23%
Comcast	20%	20%	20%

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

Results of Operations

Revenue. Total revenue for the: (i) third quarter of 2022 was $273.3 million, a 3.8% increase when compared to $263.2 million for the third quarter of 2021; and (ii) nine months ended September 30, 2022 was $799.9 million, a 3.7% increase when compared to $771.5 million for the nine months ended September 30, 2021. These year-over-year increases in revenue can be primarily attributed to the continued growth of our revenue management solutions, with approximately three-fourths of the increase attributed to organic growth resulting mainly from increased payments volume, conversions of customer accounts onto our solutions, and increased professional services revenue related to implementation projects. In June 2022, we successfully converted approximately six million Charter customer accounts onto our revenue management platform.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the third quarters and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas (principally the U.S.)	$233,733	$223,057	$679,002	$658,064
Europe, Middle East, and Africa	28,336	30,770	88,878	82,995
Asia Pacific	11,239	9,382	31,996	30,403
Total revenue	$273,308	$263,209	$799,876	$771,462

Total Operating Expenses. Total operating expenses for the: (i) third quarter of 2022 were $253.3 million, a 9.9% increase when compared to $230.4 million for the third quarter of 2021; and (ii) nine months ended September 30, 2022 were $756.2 million, a 12.0% increase when compared to $675.2 million for the nine months ended September 30, 2021. These increases can be mainly attributed to increased restructuring and reorganization costs, discussed below, the additional expenses incurred by the 2021 acquired businesses, inflationary and supply-chain pressures, increased staffing related to recently closed large deals and future projects, and increased travel expenses.

The components of total expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the: (i) third quarter of 2022 was $138.5 million, a 2.8% increase when compared to $134.7 million for the third quarter of 2021; and (ii) nine months ended September 30, 2022 was $415.0 million, a 3.4% increase when compared to $401.2 million for the nine months ended September 30, 2021. These increases in cost of revenue between periods are reflective of the increase in revenue year-over-year, and can be mainly attributed to higher employee-related costs, including increased staffing from the 2021 acquired businesses. Total cost of revenue as a percentage of revenue for the: (i) third quarters of 2022 and 2021 was 50.7% and 51.2%, respectively; and (ii) nine months ended September 30, 2022 and 2021 was 51.9% and 52.0%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the third quarter of 2022 was $35.8 million, a 4.0% increase when compared to $34.4 million for the third quarter of 2021; and (ii) nine months ended September 30, 2022 was $103.4 million, a 4.0% increase when compared to $99.4 million for the nine months ended September 30, 2021, with the increases mainly attributed to the development activities of the acquired businesses. As a percentage of total revenue, R&D expense for the: (i) third quarters of 2022 and 2021 was 13.1%, for both periods; and (ii) nine months ended September 30, 2022 and 2021 was 12.9%, for both periods.

Our R&D efforts are focused on the continued evolution of our solutions that enable our customers worldwide to provide a more personalized experience while introducing new digital products and services. This includes the continued investment in our products and integration of the recently acquired assets into our solutions.

SG&A Expense (Exclusive of Depreciation). SG&A expense for the: (i) third quarter of 2022 was $59.0 million, a 7.5% increase when compared to $54.9 million for the third quarter of 2021; and (ii) nine months ended September 30, 2022 was $173.8 million, a 13.6% increase when compared to $153.0 million for the nine months ended September 30, 2021. These increases in SG&A expense are primarily attributed to increases in employee-related costs, to include the SG&A expense associated with the 2021 acquired businesses, wage inflation, increased travel expense, and increased investments in items such as cyber-security, ESG, and DE&I initiatives. Additionally, SG&A for the nine months ended September 30, 2022 includes $1.3 million of executive transition costs. Our SG&A costs as a percentage of total revenue for the: (i) third quarters of 2022 and 2021 were 21.6% and 20.9%, respectively; and (ii) nine months ended September 30, 2022 and 2021 were 21.7% and 19.8%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the: (i) third quarter of 2022 were $14.2 million, a $14.0 million increase when compared to $0.2 million for the third quarter of 2021; and (ii) nine months ended September 30, 2022 were $46.3 million, a $43.3 million increase when compared to $3.0 million for the nine months ended September 30, 2021. The restructuring and reorganization charges for the third quarter and nine months ended September 30, 2022 relate mainly to the following:

•
real estate restructuring charges to include impairment charges of $5.7 million and $23.0 million, respectively, and accelerated depreciation of $1.7 million and $4.1 million, respectively, as we continue to rationalize our real estate footprint to reflect our flexible work approach;
•
net impairment charges of $7.0 million recorded in the second quarter of 2022 related to the dissolution of our controlling interest in MobileCard, discussed above; and
•
reduction in workforce resulting in restructuring charges related to involuntary terminations of $3.9 million and $7.6 million, respectively.

See Note 6 to our Financial Statements for additional discussion.

Operating Income. Operating income for the: (i) third quarter of 2022 was $20.0 million, or 7.3% of total revenue, compared to $32.8 million, or 12.4% of total revenue for the third quarter of 2021; and (ii) nine months ended September 30, 2022 was $43.7 million or 5.5% of total revenue, compared to $96.3 million or 12.5% of total revenue for the nine months ended September 30, 2021. The decreases in operating income and operating income margin can be primarily attributed to the increased restructuring and reorganization charges. Additionally, during the first half of 2022 we began to see significant margin pressure from the dilutive impact of the 2021 acquired businesses, as well as general inflationary and supply-chain pressures, increased staffing related to recently closed large deals and future projects, and increased travel expenses. As a result of these margin pressures, we implemented a margin improvement initiative.

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

Other, net. Other, net for the: (i) third quarter of 2022 was $2.8 million of other income, a $8.7 million change when compared to $5.9 million of other expense for the third quarter of 2021; and (ii) nine months ended September 30, 2022 was $6.0 million of other income, a $12.5 million change when compared to $6.5 million of other expense for the nine months ended September 30, 2021. The other income in 2022 is primarily the result of foreign currency transaction gains due to the continued strengthening of the U.S. dollar. The other expense in 2021 is due primarily to an additional investment that we made in MobileCard during the third quarter of 2021 (see Note 5 to our Financial Statements), resulting in a controlling interest of the company. Upon obtaining control of MobileCard, the fair value of our pre-existing equity investment was remeasured, resulting in a $6.2 million non-cash loss as of the acquisition date.

Income Tax Provision. The effective income tax rates for the third quarters and nine months ended September 30, 2022 and 2021 were as follows:

Quarter Ended		Nine Months Ended
September 30,		September 30,
2022	2021	2022	2021
33%	28%	26%	28%

The effective income tax rate for the third quarter of 2022 was impacted by the timing of certain discrete tax items during the quarter. Our estimated full year 2022 effective income tax rate is approximately 29%.

Liquidity

Cash and Liquidity. As of September 30, 2022, our principal sources of liquidity included cash, cash equivalents and short-term investments of $147.3 million, compared to $135.0 million as of June 30, 2022, and $233.7 million as of December 31, 2021. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026. As of September 30, 2022, we had $290.0 million outstanding on our 2021 Revolver, which includes an additional $45.0 million borrowed during the third quarter of 2022. We currently have $160.0 million available to us. The 2021 Credit Agreement contains customary affirmative covenants and financial covenants. As of September 30, 2022, and the date of this filing, we believe that we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash, cash equivalents and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30,	December 31,
	2022	2021
Americas (principally the U.S.)	$89,182	$164,561
Europe, Middle East and Africa	47,778	56,368
Asia Pacific	10,300	12,743
Total cash, equivalents and short-term investments	$147,260	$233,672

We generally have ready access to substantially all of our cash, cash equivalents and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences. As of September 30, 2022, we had $1.5 million of cash restricted as to use primarily to collateralize outstanding letters of credit included in our total cash, cash equivalents and short-term investments balance.

Additionally, as of September 30, 2022 and December 31, 2021, we had $172.6 million and $186.3 million, respectively, of settlement and merchant reserve assets. These funds are held with major financial institutions and while not legally or contractually restricted, we do hold these funds in separate accounts, and classify them as restricted cash in our Statements of Cash Flows.

Cash Flows from Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, impairments, gains/losses on items such as investments and debt extinguishments, unrealized foreign currency gain/losses, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2021 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2022:
March 31 (1)(2)	$49,687	$(55,236)	$(5,549)
June 30 (2)(4)	36,881	(44,597)	(7,716)
September 30 (2)	35,852	(13,014)	22,838
Total	$122,420	$(112,847)	$9,573

2021:
March 31 (1)(3)	$49,377	$(51,601)	$(2,224)
June 30	42,707	1,746	44,453
September 30	42,197	3,883	46,080
Total	$134,281	$(45,972)	$88,309
(1)
Cash flows from operating activities for the first quarters of 2022 and 2021 reflect the impact of the payment of the 2021 and 2020 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.
(2)
Cash flows from operating activities were negatively impacted by the capitalization of certain R&D expenses for tax purposes, as required by the 2017 Tax Cuts and Jobs Act beginning in 2022. The negative impact of this change for the first, second, and third quarters of 2022 resulted in a net use of cash for our deferred income taxes of approximately $8 million, $7 million, and $7 million, respectively.
(3)
Cash flows from operating activities for the first quarter of 2021 were negatively impacted by the timing of a certain recurring key customer payment that was delayed and received subsequent to quarter-end, of approximately $26 million.
(4)
Cash flows from operating activities for the second quarter of 2022 was negatively impacted by unfavorable changes in working capital, which can mainly be attributed to timing.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2022:
March 31	$243,292	$(4,924)	$238,368	70
June 30	241,682	(5,105)	236,577	66
September 30	243,829	(4,998)	238,831	66

2021:
March 31	$250,743	$(3,718)	$247,025	70
June 30	226,774	(3,546)	223,228	68
September 30	246,317	(3,157)	243,160	65

As of September 30, 2022 and 2021, approximately 93% and 97%, respectively, of our billed accounts receivable balance were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $15.3 million to $51.1 million as of September 30, 2022, from $35.8 million as of December 31, 2021, due primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or delayed. Unbilled accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these type of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation decreased $39.6 million to $51.5 million as of September 30, 2022, from $91.1 million as of December 31, 2021, due primarily to the payment of the 2021 employee incentive compensation during the first quarter of 2022 that was fully accrued at December 31, 2021.

Income Taxes Payable/Receivable

Net income taxes payable/receivable (current and non-current) at September 30, 2022 was a net income taxes receivable balance of $9.0 million, compared to $2.0 million at December 31, 2021. This net $7.0 million change is primarily due to the timing of our estimated Federal and state income tax payments.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below. Additionally, during the nine months ended September 30, 2021, we made the following cash payments for acquisitions: (i) Tango for approximately $11 million, net of cash acquired; (ii) Kitewheel for approximately $34 million; and (iii) Keydok for approximately $1 million. We also made an investment in MobileCard of approximately $6 million.

Purchases/Sales of Short-Term Investments

During the nine months ended September 30, 2022 and 2021, we purchased zero and $57.7 million, respectively, and sold (or had mature) $27.4 million and $80.1 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity.

Purchases of Software, Property and Equipment

Our capital expenditures for the nine months ended September 30, 2022 and 2021 for software, property and equipment were $31.6 million and $22.5 million, respectively, and consisted principally of investments in: (i) facilities and internal infrastructure items at our statement production and mailing facilities; (ii) computer hardware, software, and related equipment; and (iii) statement production equipment.

Cash Flows from Financing Activities. Our financing activities typically consist of activities associated with our common stock, long-term debt, and settlement and merchant reserve activity. Additionally, during the nine months ended September 30, 2022, we made the first Kitewheel deferred purchase price payment for approximately $2 million.

Cash Dividends Paid on Common Stock

During the nine months ended September 30, 2022 and 2021, the Board approved dividends totaling $25.4 million and $24.5 million, respectively, and made dividend payments of $25.4 million and $24.7 million, respectively, through September 30, 2022 and 2021, with the differences attributed to previously approved dividends on unvested incentive shares that are paid upon vesting of those shares.

Repurchase of Common Stock

During the nine months ended September 30, 2022 and 2021, we repurchased approximately 1,114,000 and 438,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $65.5 million and $20.1 million, respectively.

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2022 and 2021, we repurchased from our employees and then cancelled approximately 132,000 and 115,000 shares of our common stock, respectively, for $8.4 million and $5.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

During the nine months ended September 30, 2022 and 2021, we have paid $73.4.million and $25.6 million, respectively, for our total repurchases of common stock, with the differences when compared to the amounts accrued attributed to the timing of the settlement.

Long-term Debt

During the nine months ended September 30, 2022, we borrowed $245.0 million from our 2021 Revolver to settle our 2016 Convertible Notes for $242.3 million, and $45.0 million for general corporate purposes.

In September 2021, we refinanced our 2018 Credit Agreement and as a result, we repaid the outstanding principal balance of $120.0 million and borrowed $150.0 million under the 2021 Credit Agreement, resulting in a net increase of available cash of $30.0 million. As part of the refinancing, we paid $3.0 million of deferred financing costs.

Additionally, during the nine months ended September 30, 2022 and 2021, we made principal repayments of $5.6 million and $126.6 million, respectively.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the nine months ended September 30, 2022 and 2021, we had net settlement and merchant reserve activity of $13.9 million and $7.7 million, respectively, related to the cash collected, held on behalf, and paid to our customers related to our payment processing services and the net change in deposits held on behalf of our merchants.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash, Cash Equivalents and Short-term Investments. As of September 30, 2022, we had cash, cash equivalents, and short-term investments of $147.3 million, of which approximately 55% are in U.S. dollars and held in the U.S. Included in cash and cash equivalents is $1.5 million of restricted cash. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Credit Facility. As part of our 2021 Credit Agreement, we have a $450 million revolving loan facility, our 2021 Revolver. As of September 30, 2022, we had $290 million outstanding on our 2021 Revolver and have $160 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of September 30, 2022, we had 2.5 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the nine months ended September 30, 2022, we repurchased approximately 1,114,000 shares of our common stock for $65.5 million (weighted-average price of $58.80 per share).

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2022, we repurchased from our employees and then cancelled approximately 132,000 shares of our common stock for $8.4 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Executive Transition. In 2020, we entered into a Separation Agreement with our former President and CEO which included a commitment to pay additional compensation of approximately $7 million, for which approximately $5 million was paid in 2021 and approximately $2 million was paid in the first quarter of 2022.

•
Cash Dividends. During the nine months ended September 30, 2022, the Board declared dividends totaling $25.4 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.
•
Acquisitions. As a result of our recent acquisition activity, we have the following potential future obligations:
o
The 2020 acquisition of Tekzenit includes Provisional Purchase Price payments in the form of earn-out and qualified sales payments for up to $10.0 million over a measurement period through March 31, 2023. As of September 30, 2022, we have $0.6 million accrued related to the contingent purchase price payments and have not accrued any amounts related to the post-acquisition compensation payments due to the uncertainty of payment.
o
The 2021 Kitewheel purchase acquisition agreement includes deferred purchase price payments of $6.0 million. During the third quarter of 2022, we paid $2.0 million, with the remaining $4.0 million to be paid in equal annual amounts on July 1, 2023 and 2024.
o
The 2021 Keydok acquisition purchase agreement includes provisions for up to $18.0 million of potential future earn-out payments. As of September 30, 2022 we have not accrued any amounts related to the potential earn-out payments due to the uncertainty of payment.
o
The 2021 DGIT acquisition purchase price includes escrowed funds of approximately $2 million to be paid over the next four years, subject to certain reductions, as applicable. There are provisions for up to approximately $13 million of potential future earn-out payments. The earn-out period is through September 30, 2025. As of September 30, 2022 we accrued $0.3 million related to potential earn-out payments.

Our acquisitions are discussed in more detail in Note 5 to our Financial Statements. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Capital Expenditures. During the nine months ended September 30, 2022, we spent $31.6 million on capital expenditures.
•
Stock Warrants. We have issued Stock Warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts to ACP. Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of September 30, 2022, approximately 1.0 million Stock Warrants remain issued, none of which are vested.

The Stock Warrants are discussed in more detail in Note 9 to our Financial Statements.

•
Long-Term Debt. As of September 30, 2022, our long-term debt consisted of our 2021 Credit Agreement which includes: (i) outstanding 2021 Term Loan borrowings of $142.5 million; and (ii) outstanding 2021 Revolver borrowings of $290 million. During the nine months ended September 30, 2022, we borrowed $245.0 million from our 2021 Revolver to settle our 2016 Convertible Notes for $242.3 million and an additional $45.0 million for general corporate purposes. As of September 30, 2022, there were no remaining 2016 Convertible Notes outstanding.

Our 2021 Credit Agreement mandatory repayments for the next twelve months are $7.5 million and the cash interest expense (based upon current interest rates) for the 2021 Term Loan and 2021 Revolver (assuming no further amounts are borrowed, and the amount is not paid down) are $7.6 million and $15.5 million, respectively. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2022, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rates on our 2021 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an ABR plus an applicable margin. See Note 4 to our Financial Statements for further details related to our long-term debt.

A hypothetical adverse change of 10% in the September 30, 2022 adjusted LIBOR rate would not have a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-term Investments. Our cash and cash equivalents as of September 30, 2022 and December 31, 2021 were $146.7 million and $205.6 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds, commercial paper, and time deposits held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2022 and December 31, 2021 were $0.6 million and $28.0 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of September 30, 2022 and December 31, 2021, we had $172.6 million and $186.3 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

During the nine months ended September 30, 2022, we generated approximately 87% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of September 30, 2022 and December 31, 2021, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2022		December 31, 2021
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(3)	$528	$(4)	$1,829
Euro	(244)	2,423	(297)	2,702
U.S. Dollar	(488)	30,164	(541)	30,212
South African Rand	-	145	(95)	3,631
Other	(6)	364	(10)	976
Totals	$(741)	$33,624	$(947)	$39,350

A hypothetical adverse change of 10% in the September 30, 2022 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2021 Form 10-K. There were no material changes to the risk factors disclosed in our 2021 Form 10-K during the third quarter of 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the third quarter of 2022 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
July 1 - July 31	108,991	$61.06	104,000	2,874,717
August 1 - August 31	174,733	57.92	174,000	2,700,717
September 1 - September 30	211,642	54.86	210,000	2,490,717
Total	495,366	$57.30	488,000
(1)
The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)
See Note 9 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26BC*	Sixty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.26BD*	Sixty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2022

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)