Form 10-Q
period 2023-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2023-05-04
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 31,682,626 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2023

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$167,681	$150,365
Short-term investments	-	71
Total cash, cash equivalents, and short-term investments	167,681	150,436
Settlement and merchant reserve assets	177,300	238,653
Trade accounts receivable:
Billed, net of allowance of $5,254 and $5,528	255,774	274,189
Unbilled	73,262	52,830
Income taxes receivable	2,236	1,270
Other current assets	55,285	48,577
Total current assets	731,538	765,955
Non-current assets:
Property and equipment, net of depreciation of $107,836 and $105,466	68,648	71,787
Operating lease right-of-use assets	42,470	49,687
Software, net of amortization of $152,074 and $150,337	20,935	22,774
Goodwill	305,104	304,036
Acquired customer contracts, net of amortization of $123,694 and $120,080	42,891	45,417
Customer contract costs, net of amortization of $33,191 and $30,601	54,437	54,735
Deferred income taxes	22,177	26,206
Other assets	7,808	7,956
Total non-current assets	564,470	582,598
Total assets	$1,296,008	$1,348,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$37,500	$37,500
Operating lease liabilities	19,220	21,012
Customer deposits	34,429	40,472
Trade accounts payable	36,121	47,720
Accrued employee compensation	49,836	68,321
Settlement and merchant reserve liabilities	176,329	237,810
Deferred revenue	54,794	46,033
Income taxes payable	7,956	5,455
Other current liabilities	25,550	22,886
Total current liabilities	441,735	527,209
Non-current liabilities:
Long-term debt, net of unamortized discounts of $2,469 and $2,656	403,781	375,469
Operating lease liabilities	45,097	53,207
Deferred revenue	21,756	21,991
Income taxes payable	3,510	3,410
Deferred income taxes	120	117
Other non-current liabilities	11,786	11,901
Total non-current liabilities	486,050	466,095
Total liabilities	927,785	993,304
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 31,678 and 31,269 shares outstanding	712	708
Additional paid-in capital	493,184	495,189
Treasury stock, at cost; 38,210 shares	(1,018,034)	(1,018,034)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	1	1
Cumulative foreign currency translation adjustments	(55,987)	(58,830)
Accumulated earnings	948,347	936,215
Total stockholders' equity	368,223	355,249
Total liabilities and stockholders' equity	$1,296,008	$1,348,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2023	March 31, 2022
Revenue	$298,739	$264,400

Cost of revenue (exclusive of depreciation, shown separately below)	155,021	138,418
Other operating expenses:
Research and development	35,464	32,981
Selling, general and administrative	59,147	57,342
Depreciation	5,720	6,138
Restructuring and reorganization charges	5,194	13,106
Total operating expenses	260,546	247,985
Operating income	38,193	16,415
Other income (expense):
Interest expense	(7,219)	(3,272)
Interest and investment income, net	569	130
Loss on derivative liability upon debt conversion	-	(7,456)
Other, net	(2,432)	812
Total other	(9,082)	(9,786)
Income before income taxes	29,111	6,629
Income tax provision	(8,183)	(516)
Net income	$20,928	$6,113

Weighted-average shares outstanding:
Basic	30,418	31,416
Diluted	30,609	31,810

Earnings per common share:
Basic	$0.69	$0.19
Diluted	0.68	0.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2023	March 31, 2022
Net income	$20,928	$6,113
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,843	(1,182)
Unrealized holding loss on short-term investments arising during period	-	(2)
Other comprehensive income (loss), net of tax	2,843	(1,184)
Total comprehensive income, net of tax	$23,771	$4,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Quarter Ended March 31, 2023:
BALANCE, January 1, 2023	31,269	$708	$495,189	$(1,018,034)	$(58,829)	$936,215	$-	$355,249
Comprehensive income:
Net income	-	-	-	-	-	20,928	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	2,843	-	-
Total comprehensive income	-	-	-	-	-	-	-	23,771
Repurchase of common stock	(166)	(2)	(9,304)	-	-	-	-	(9,306)
Issuance of common stock pursuant to employee stock purchase plan	19	-	893	-	-	-	-	893
Issuance of restricted common stock pursuant to stock-based compensation plans	574	6	(6)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(18)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	6,412	-	-	-	-	6,412
Dividends	-	-	-	-	-	(8,796)	-	(8,796)
BALANCE, March 31, 2023	31,678	$712	$493,184	$(1,018,034)	$(55,986)	$948,347	$-	$368,223

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Quarter Ended March 31, 2022:
BALANCE, January 1, 2022	32,495	$705	$488,303	$(930,106)	$(38,353)	$916,060	$3,635	$440,244
Comprehensive income:
Net income	-	-	-	-	-	6,113	-
Unrealized loss on short-term investments, net of tax	-	-	-	-	(2)	-	-
Foreign currency translation adjustments	-	-	-	-	(1,182)	-	-
Total comprehensive income								4,929
Repurchase of common stock	(389)	(1)	(7,804)	(15,996)	-	-	-	(23,801)
Issuance of common stock pursuant to employee stock purchase plan	12	-	650	-	-	-	-	650
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(34)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,581	-	-	-	-	5,581
Settlement of convertible debt securities, net of tax	-	-	(4,845)	-	-	-	-	(4,845)
Adjustments due to adoption of new accounting standard	-	-	(9,802)	-	-	9,802	-	-
Dividends	-	-	-	-	-	(8,586)	-	(8,586)
BALANCE, March 31, 2022	32,560	$709	$472,078	$(946,102)	$(39,537)	$923,389	$3,635	$414,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$20,928	$6,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	5,757	6,138
Amortization	11,471	13,870
Asset impairment	1,595	10,705
(Gain) loss on short-term investments and other	(125)	15
Loss on derivative liability upon debt conversion	-	7,456
Unrealized foreign currency transactions (gain)/loss, net	41	(136)
Deferred income taxes	4,079	(55)
Stock-based compensation	6,412	5,581
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(1,825)	182
Other current and non-current assets and liabilities	(6,871)	(6,069)
Income taxes payable/receivable	1,647	(1,735)
Trade accounts payable and accrued liabilities	(36,071)	(42,550)
Deferred revenue	8,359	(5,064)
Net cash provided by (used in) operating activities	15,397	(5,549)

Cash flows from investing activities:
Purchases of software, property and equipment	(8,700)	(10,375)
Proceeds from sale/maturity of short-term investments	71	21,887
Net cash provided by (used in) investing activities	(8,629)	11,512

Cash flows from financing activities:
Proceeds from issuance of common stock	893	650
Payment of cash dividends	(9,088)	(8,885)
Repurchase of common stock	(9,306)	(23,660)
Deferred acquisition payments	(274)	-
Proceeds from long-term debt	30,000	245,000
Payments on long-term debt	(1,875)	(244,176)
Settlement and merchant reserve activity	(61,482)	(23,543)
Net cash used in financing activities	(51,132)	(54,614)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	327	1,351

Net decrease in cash, cash equivalents, and restricted cash	(44,037)	(47,300)

Cash, cash equivalents, and restricted cash, beginning of period	389,018	391,902
Cash, cash equivalents, and restricted cash, end of period	$344,981	$344,602

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$7,005	$5,876
Income taxes	2,211	2,230

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$167,681	$181,457
Settlement and merchant reserve assets	177,300	163,145
Total cash, cash equivalents, and restricted cash	$344,981	$344,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022, and for the quarters ended March 31, 2023 and 2022, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2023 are not necessarily indicative of the expected results for the entire year ending December 31, 2023.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Preparation of Financial Statements. The preparation of our Financial Statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications. Certain amounts within our net cash provided by operating activities on our Statement of Cash Flows for the first quarter of 2022 have been reclassified to conform to the March 31, 2023 presentation.

Revenue. The majority of our future revenue is related to our revenue management solution customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2023 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of March 31, 2023, our aggregate amount of the transaction price allocated to the remaining performance obligations is $1.6 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 75% of this amount by the end of 2025, with the remaining amount recognized by the end of 2036. We have excluded variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied from this amount.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters ended March 31, 2023 and 2022 were as follows (in thousands):

	Quarter Ended
	March 31, 2023	March 31, 2022
SaaS and related solutions	$257,876	$234,977
Software and services	30,891	18,436
Maintenance	9,972	10,987
Total revenue	$298,739	$264,400

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters ended March 31, 2023 and 2022, as a percentage of our total revenue, were as follows:

	Quarter Ended
	March 31, 2023	March 31, 2022
Americas (principally the U.S.)	84%	84%
Europe, Middle East, and Africa	12%	12%
Asia Pacific	4%	4%
Total revenue	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other industry markets including retail, healthcare, financial services, insurance, and government entities. Revenue by customer vertical for the quarters ended March 31, 2023 and 2022, as a percentage of our total revenue, were as follows:

	Quarter Ended
	March 31, 2023	March 31, 2022
Broadband/Cable/Satellite	52%	54%
Telecommunications	20%	19%
Other	28%	27%
Total revenue	100%	100%

Deferred revenue recognized during the quarters ended March 31, 2023 and 2022 was $20.2 million and $28.0 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. As of March 31, 2023 and December 31, 2022, we had $0.9 million and $1.0 million, respectively, of restricted cash that serves to collateralize bank guarantees and outstanding letters of credit included in cash and cash equivalents in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments. Our short-term investments as of March 31, 2023 and December 31, 2022 were zero and $0.1 million, respectively. Primarily all short-term investments held by us have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of December 31, 2022 consisted of fixed income securities. Proceeds from the sale/maturity of short-term investments for the first quarters of 2023 and 2022 were $0.1 million and $21.9 million, respectively.

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

Merchant reserve assets/liabilities represent deposits collected from merchants to mitigate our risk of loss due to nonperformance of settlement obligations initiated by those merchants using our payment processing services, or non-payment by customers for services rendered by us. We perform a credit risk evaluation on each customer based on multiple criteria, which provide the basis for the deposit amount required for each merchant. For the duration of our relationship with each merchant, we hold their reserve deposits with major financial institutions. We hold these funds in separate accounts and are fully offset by corresponding liabilities.

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$155,418	$154,444	$219,368	$218,525
Merchant reserve assets/liabilities	21,882	21,885	19,285	19,285
Total	$177,300	$176,329	$238,653	$237,810

Financial Instruments. Our financial instruments as of March 31, 2023 and December 31, 2022 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

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

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$5,408	$—	$5,408	$5,318	$—	$5,318
Short-term investments:
Asset-backed securities	—	—	—	—	71	71
Total	$5,408	$-	$5,408	$5,318	$71	$5,389

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Credit Agreement (carrying value including current maturities) :
Term Loan	$138,750	$138,750	$140,625	$140,625
Revolver	305,000	305,000	275,000	275,000

The fair value for our credit agreement was estimated using a discounted cash flow methodology.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2023 were as follows (in thousands):

January 1, 2023, balance	$304,036
Adjustments related to prior acquisitions	(20)
Impairment charge related to Keydok, LLC	(1,118)
Effects of changes in foreign currency exchange rates	2,206
March 31, 2023, balance	$305,104

See Notes 5 and 6 for further discussion of management's decision to shut down Keydok, LLC ("Keydok") resulting in the impairment charge recorded above.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist primarily of acquired customer contracts and software. As of March 31, 2023 and December 31, 2022, the carrying values of these assets were as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$166,585	$(123,694)	$42,891	$165,497	$(120,080)	$45,417
Software	173,009	(152,074)	20,935	173,111	(150,337)	22,774
Total other intangible assets	$339,594	$(275,768)	$63,826	$338,608	$(270,417)	$68,191

The total amortization expense related to other intangible assets for the first quarters of 2023 and 2022 were $6.7 million and $7.1 million, respectively. Based on the March 31, 2023 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2023 - $24.0 million; 2024 - $14.0 million; 2025 - $11.2 million; 2026 - $7.7 million; and 2027 - $3.1 million.

Customer Contract Costs. As of March 31, 2023 and December 31, 2022, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$87,628	$(33,191)	$54,437	$85,336	$(30,601)	$54,735

The total amortization expense related to customer contract costs for the first quarters of 2023 and 2022 were $4.6 million and $6.5 million, respectively.

4. DEBT

Our long-term debt, as of March 31, 2023 and December 31, 2022, was as follows (in thousands):

	March 31, 2023	December 31, 2022
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted LIBOR plus applicable margin (combined rate of 6.784% at March 31, 2023)	$138,750	$140,625
Less – deferred financing costs	(2,469)	(2,656)
2021 Term Loan, net of unamortized discounts	136,281	137,969
$450 million revolving loan facility, due September 2026, interest at adjusted LIBOR plus applicable margin (combined weighted-average rate of 6.756% at March 31, 2023)	305,000	275,000
Total debt, net of unamortized discounts	441,281	412,969
Current portion of long-term debt, net of unamortized discounts	(37,500)	(37,500)
Long-term debt, net of unamortized discounts	$403,781	$375,469

2021 Credit Agreement. During the quarter ended March 31, 2023, we made $1.9 million of principal repayments on our $150.0 million aggregate principal five-year term loan (the “2021 Term Loan”). As of March 31, 2023 we had borrowed $305.0 million from our $450.0 million aggregate principal five-year revolving loan facility (the “2021 Revolver”), leaving us with $145.0 million available.

As of March 31, 2023, the interest rate on our 2021 Term Loan was 6.784% (adjusted LIBOR plus 1.625% per annum), the interest rates on our 2021 Revolver range from 6.385% to 6.784% (adjusted LIBOR plus 1.625% per annum), and our commitment fee on the unused $145.0 million was 0.20%.

The interest rates under the 2021 Credit Agreement are based upon our choice of an adjusted LIBOR rate plus an applicable margin of 1.375% - 2.125%, or an alternate base rate (“ABR”) plus an applicable margin of 0.375% - 1.125%, with the applicable margin, depending on our then-net secured total leverage ratio. We pay a commitment fee of 0.150% - 0.325% of the average daily unused amount of the 2021 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.

In April 2023, we entered into the First Amendment to the 2021 Credit Agreement (the “First Amendment”). The First Amendment replaces the interest rate benchmark, from LIBOR to the Secured Overnight Financing Rate ("SOFR"), and all references to “Eurodollar Borrowing(s)” or “Eurodollar Loans” have been replaced with “Term SOFR Borrowing(s)” or “Term SOFR Loans”. Any loan amounts outstanding at the effective date of the First Amendment, will continue to bear interest at the LIBOR rate, discussed above, until the end of the current interest election period applicable to such loan.

5. ACQUISITIONS

Keydok, LLC. On September 14, 2021, we acquired Keydok, a digital identity and document management platform provider, headquartered in Mexico. In March 2023, we decided to dissolve the Keydok business. See Note 6 for additional discussion.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ) and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining escrowed funds of approximately $2 million to be paid through the first quarter of 2025, subject to certain reductions, as applicable. As of March 31, 2023, $0.3 million of the escrowed funds had been paid.

The DGIT acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through September 30, 2025. During 2022, $0.3 million of the earn-out had been achieved and was paid out in March 2023.

6. RESTRUCTURING AND REORGANIZATION CHARGES

During the first quarters of 2023 and 2022, we recorded restructuring and reorganization charges of $5.2 million and $13.1 million, respectively.

During the first quarter of 2023 we implemented the following restructuring and reorganizational activities:

•
In March 2023 we decided to dissolve the Keydok business, which we had acquired in September of 2021. As a result, we recorded net impairment charges of $1.2 million, to include the write-off of the acquired goodwill. We also subsequently terminated approximately 30 Mexico-based employees, which resulted in restructuring charges related to involuntary terminations of $1.6 million.
•
We reduced our workforce by approximately 30 employees, mainly in the U.S., as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $1.0 million.
•
We recorded $0.4 million of additional operating lease right-of-use asset impairments on three of our leased real estate locations.

The activity in the restructuring and reorganization reserves during the first quarter of 2023 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2023, balance	$2,491	$-	$2,491
Charged to expense during period	2,557	2,637	5,194
Cash payments	(2,751)	(1,006)	(3,757)
Adjustment for asset impairment	-	(1,595)	(1,595)
Adjustment for accelerated depreciation	-	(36)	(36)
Other	351	-	351
March 31, 2023, balance	$2,648	$-	$2,648

As of March 31, 2023, all of the restructuring and reorganization reserves were included in current liabilities.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit. As of March 31, 2023, we had $1.6 million of restricted assets used to collateralize these guarantees, with $0.9 million included in cash and cash equivalents and $0.7 million included in other non-current assets.

We have performance guarantees in the form of surety bonds and money transmitter bonds, both issued through a third-party that are not required to be on our Balance Sheet. As of March 31, 2023, we had performance guarantees of $3.5 million. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of March 31, 2023, we had total aggregate money transmitter bonds of $19.0 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to platform availability and timeliness of service delivery. As of March 31, 2023, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2023. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended
	March 31,
	2023	2022
Basic weighted-average common shares	30,418	31,416
Dilutive effect of restricted common stock	191	394
Diluted weighted-average common shares	30,609	31,810

Potentially dilutive common shares related to non-participating unvested restricted stock and stock warrants were excluded from the computation of diluted EPS, as the effect was antidilutive, and were not material in any period presented. Stock warrants (see Note 9) will only have a dilutive effect upon vesting in those periods in which our average stock price exceeds the exercise price of $26.68 per warrant.

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not make any share repurchases during the first quarter of 2023. During the first quarter of 2022 we repurchased approximately 266,000 shares of our common stock for $16.0 million (weighted-average price of $60.13 per share) under a SEC Rule 10b5-1 Plan.

As of March 31, 2023, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the first quarters of 2023 and 2022, we repurchased and then cancelled approximately 166,000 shares of common stock for $9.3 million and approximately 123,000 shares of common stock for $7.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends. During the first quarter of 2023, our Board approved a quarterly cash dividend of $0.28 per share of common stock, totaling $8.8 million. During the first quarter of 2022, our Board approved a quarterly cash dividend of $0.265 per share of common stock, totaling $8.6 million.

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

As of March 31, 2023, 1.0 million Stock Warrants remain issued, none of which have vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter ended March 31, 2023 is as follows (shares in thousands):

	Quarter Ended
	March 31, 2023
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,147	$53.34
Awards granted	600	52.01
Awards forfeited/cancelled	(19)	54.51
Awards vested	(438)	49.76
Unvested awards, ending	1,290	$53.80

Included in the awards granted during the first quarter of 2023 are awards issued to members of executive management and certain key employees in the form of: (i) performance-based awards of approximately 134,000 restricted common stock shares, which vest in the first quarter of 2025 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 45,000 restricted common stock shares, which vest in the first quarter of 2026 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the first quarter of 2023 are primarily time-based awards, which vest annually over three years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, involuntary terminations of employment, or death.

We recorded stock-based compensation expense for the first quarters of 2023 and 2022 of $6.4 million and $5.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2022 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part I Item 1A. Risk Factors of our 2022 10-K. Readers are strongly encouraged to review that section closely in conjunction with MD&A.

Company Overview

We are a purpose-driven SaaS platform company that enables large enterprise customers in a wide variety of industry verticals to tackle the ever-growing complexity of business in the digital age. Our industry leading revenue management and digital monetization, customer experience, and payments solutions make ordinary customer experiences extraordinary. Our cloud-first architecture and customer-centric approach help companies around the world acquire, monetize, engage, and retain the B2B (business-to-business), B2C (business-to-consumer), and B2B2X (business-to-business-to-consumer) customers. As brands reimagine their engagement strategies in an increasingly connected world, we sit at the center of a complex, multi-sided business model ensuring monetization and customer engagement is handled at all levels of the ecosystem.

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

Management Overview of Quarterly Results

First Quarter Highlights. A summary of our results of operations for the first quarter of 2023, when compared to the first quarter of 2022, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2023	March 31, 2022
Revenue	$298,739	$264,400
Transaction fees (1)	21,973	18,038
Operating Results:
Operating income	$38,193	$16,415
Operating income margin	12.8%	6.2%
Diluted EPS	$0.68	$0.19
Supplemental Data:
Restructuring and reorganization charges (2)	$5,194	$13,106
Executive transition costs	-	1,275
Acquisition-related costs:
Amortization of acquired intangible assets	3,209	3,656
Transaction-related costs	158	13
Stock-based compensation (2)	6,757	5,721
Loss on derivative liability upon debt conversion	-	7,456
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
(2)
Restructuring and reorganization charges include stock-based compensation, which is not included in the stock-based compensation line in the table above, and depreciation, which has not been recorded to the depreciation line on our Income Statement.

Revenue. Revenue for the first quarter of 2023 was $298.7 million, a 13.0% increase when compared to revenue of $264.4 million for the first quarter of 2022. The increase can be primarily attributed to an increase in software and services revenue, due mainly to the timing of the closure of deals, as well as increased payment volumes, conversion of customer accounts onto our solutions, and other ancillary services.

Operating Results. Operating income for the first quarter of 2023 was $38.2 million, or a 12.8% operating margin percentage, compared to $16.4 million, or a 6.2% operating margin percentage for the first quarter of 2022. The increase in operating income can be mainly attributed to the higher revenue generated in the first quarter of 2023, discussed above, and to a lesser extent, the $7.9 million decrease in restructuring and reorganization charges between years.

Diluted EPS. Diluted EPS for the first quarter of 2023 was $0.68 compared to $0.19 for the first quarter of 2022, with the increase mainly attributed to the higher operating income in the first quarter of 2023, discussed above, and a $7.5 million loss on a derivative liability incurred in the first quarter of 2022 upon conversion of our 2016 Convertible Notes.

Cash and Cash Flows. As of March 31, 2023, we had cash, cash equivalents, and short-term investments of $167.7 million, as compared to $150.4 million as of December 31, 2022. Our cash flows provided by operating activities for the first quarter of 2023 were $15.4 million. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Customer Concentration. A large percentage of our historical revenue has been generated from our two largest customers, which are Charter Communications Inc. (“Charter”) and Comcast.

Revenue from these customers for the indicated periods was as follows (in thousands, except percentages):

	Quarter Ended
	March 31, 2023		December 31, 2022		March 31, 2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$61,532	21%	$58,006	20%	$52,069	20%
Comcast	53,415	18%	55,383	19%	52,524	20%

During the first quarter of 2023 we completed the final conversions of Charter's customer accounts onto our platforms, completing the consolidation of their residential and small and medium business internet, video, and landline voice customers that began in late 2021.

The percentages of net billed accounts receivable balances attributable to our largest customers as of the indicated dates were as follows:

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
Charter	22%	22%	20%
Comcast	19%	17%	20%

See our 2022 10-K for additional discussion of our business relationships and contractual terms with Charter and Comcast.

Charter. In April 2023, we entered into an Amended and Restated CSG Master Subscriber Management System Agreement (the “Agreement”) with Charter. The primary purpose of the Agreement was to consolidate the previous agreement and amendments into one document. The Agreement also formalizes the extension of the term through March 31, 2028, from December 31, 2027, as was contemplated in the previous agreement, in connection with the final conversion of Charter’s customer accounts, discussed above. The Agreement continues to provide that the term will automatically be extended for an additional one-year term, subject to Charter achieving certain conditional processing minimums on July 1, 2027, unless Charter provides us with written notice of non-renewal. All other material terms, provisions, and conditions of the previous agreement remain unchanged.

A copy of the Agreement, with confidential information redacted, will be filed with the SEC as an exhibit to our Form 10-Q for the period ended June 30, 2023.

Risk of Customer Concentration. We expect to continue to generate a significant percentage of our future revenue from our largest customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. Should a significant customer: (i) terminate or fail to renew their contracts with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience significant financial or operating difficulties, it could have a material adverse effect on our financial condition and results of operations.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies. These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2022 10-K.

Results of Operations

Revenue. Total revenue for the first quarter of 2023 was $298.7 million, a 13.0% increase when compared to $264.4 million for the first quarter of 2022. During the first quarter of 2023, our software and services revenue increased $12.5 million, or 67.6% over the first quarter of 2022, primarily due to the timing of the closure of software license upgrades. Additionally, we saw continued year-over-year growth in our SaaS and related solutions revenue driven mainly by increased payments volumes, conversion of customer accounts onto our solutions, and other ancillary services, to include a strong quarter from our communication design and delivery centers. In the first quarter of 2023, we completed the final conversions of Charter's customer accounts onto our platforms, converting over nine million customer accounts in the past twelve months and more than fourteen million in total.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the first quarters of 2023 and 2022 was as follows (in thousands):

	Quarter Ended
	March 31, 2023	March 31, 2022
Americas (principally the U.S.)	$250,976	$222,960
Europe, Middle East, and Africa	36,673	31,561
Asia Pacific	11,090	9,879
Total revenue	$298,739	$264,400

Total Operating Expenses. Total operating expenses for the first quarter of 2023 were $260.5 million, a 5.1% increase when compared to $248.0 million for the first quarter of 2022. The increase in total operating expenses is reflective of the higher revenue between periods, to include increased employee-related costs, offset to a certain degree by the $7.9 million decrease in restructuring and reorganization charges, discussed below.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the first quarter of 2023 was $155.0 million, a 12.0% increase when compared to $138.4 million for the first quarter of 2022. The increase in cost of revenue between periods is reflective of the increase in revenue year-over-year. Total cost of revenue as a percentage of revenue for the first quarters of 2023 and 2022 was 51.9% and 52.4%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the first quarter of 2023 was $35.5 million, a 7.5% increase when compared to $33.0 million for the first quarter of 2022, with the increase mainly attributed to higher employee-related costs. As a percentage of total revenue, R&D expense for the first quarters of 2023 and 2022 was 11.9% and 12.5%, respectively.

Our R&D efforts are focused on the continued evolution of our solutions that enable our customers worldwide to provide a more personalized experience while introducing new digital solutions. This includes the continued investment in our products and integration of acquired assets into our solutions.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the first quarter of 2023 was $59.1 million, a 3.1% increase when compared to $57.3 million for the first quarter of 2022. This increase in SG&A expense is primarily attributed to increases in employee-related costs, to include incentive compensation; offset to a certain degree by lower building related costs due to our office closures in 2022. Our SG&A costs as a percentage of total revenue for the first quarters of 2023 and 2022 were 19.8% and 21.7%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the first quarter of 2023 were $5.2 million, a $7.9 million decrease when compared to $13.1 million for the first quarter of 2022. The restructuring and reorganization charges for the first quarter of 2023 relate mainly to the following:

•
net impairment charges of $1.2 million recorded related to the dissolution of the Keydok business;
•
reduction in workforce resulting in restructuring charges related to involuntary terminations of $2.6 million; and
•
real estate restructuring charges to include impairment charges of $0.4 million, as we continue to rationalize our real estate footprint to reflect our flexible work approach.

See Note 6 to our Financial Statements for additional discussion.

Operating Income. Operating income for the first quarter of 2023 was $38.2 million, or 12.8% of total revenue, compared to $16.4 million, or 6.2% of total revenue for the first quarter of 2022. The increase in operating income can be mainly attributed to the higher revenue generated in the first quarter of 2023, discussed above, and to a lesser extent, the $7.9 million decrease in restructuring and reorganization charges between years.

Interest Expense. Our interest expense relates primarily to our 2021 Credit Agreement. Interest expense for the first quarter of 2023 was $7.2 million, a $3.9 million increase when compared to $3.3 million for the first quarter of 2022, with the increase due to rising interest rates and a higher average outstanding debt balance during the first quarter of 2023.

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

Other, net. Other, net for the first quarter of 2023 was $2.4 million of other expense, a $3.2 million change when compared to $0.8 million of other income for the first quarter of 2022, with the change primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the first quarters of 2023 and 2022 were as follows:

Quarter Ended
March 31, 2023	March 31, 2022
28%	8%

Our estimated full year 2023 effective income tax rate is approximately 29%, a slight increase when compared to our 2022 full year rate of approximately 28%.

The first quarter of 2022 effective income tax rate was impacted by the combination of lower net income for the quarter and a discrete tax benefit related to the vesting of restricted common stock during the quarter.

Liquidity

Cash and Liquidity. As of March 31, 2023, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $167.7 million, compared to $150.4 million as of December 31, 2022. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026. As of March 31, 2023, we had $305.0 million outstanding on the 2021 Revolver, leaving $145.0 million available to us. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of March 31, 2023, and the date of this filing, we believe that we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2023	December 31, 2022
Americas (principally the U.S.)	$110,319	$91,569
Europe, Middle East and Africa	45,146	49,099
Asia Pacific	12,216	9,768
Total cash, equivalents, and short-term investments	$167,681	$150,436

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of March 31, 2023, we had $0.9 million of cash restricted as to use primarily to collateralize guarantees and outstanding letters of credit included in our total cash, cash equivalents, and short-term investments balance. In addition, as of March 31, 2023, we had $177.3 million of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

Cash Flows from Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, impairments, gains/losses on items such as investments and debt extinguishments/conversions, unrealized foreign currency gain/losses, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2022 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2023:
March 31 (1)	$50,158	$(34,761)	15,397

2022:
March 31 (1)	$49,687	$(55,236)	$(5,549)
(1)
Cash flows from operating activities for the first quarters of 2023 and 2022 reflect the impact of the payment of the 2022 and 2021 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.

Variations in our net cash provided by/(used in) operating activities are generally related to the changes in our operating assets and liabilities (related mostly to fluctuations in timing at quarter-end of customer payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2023 and 2022 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2023:
March 31	$261,028	$(5,254)	$255,774	68

2022:
March 31	$243,292	$(4,924)	$238,368	70

As of March 31, 2023 and 2022, approximately 95% and 94%, respectively, of our billed accounts receivable balance were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $20.5 million to $73.3 million as of March 31, 2023, from $52.8 million as of December 31, 2022, due primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or delayed. Unbilled accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these type of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation decreased $18.5 million to $49.8 million as of March 31, 2023, from $68.3 million as of December 31, 2022, due primarily to the payment of the 2022 employee incentive compensation during the first quarter of 2023 that was fully accrued at December 31, 2022.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.

Purchases/Sales of Short-Term Investments

During the first quarters of 2023 and 2022, we sold (or had mature) $0.1 million and $21.9 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity.

Purchases of Software, Property and Equipment

Our capital expenditures for the first quarters of 2023 and 2022 for software, property and equipment were $8.7 million and $10.4 million, respectively, and consisted principally of investments in: (i) communication design and delivery center equipment and infrastructure; (ii) software and related equipment; and (iii) computer hardware.

Cash Flows from Financing Activities. Our financing activities typically consist of activities associated with our common stock, long-term debt, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the first quarters of 2023 and 2022, the Board approved dividends totaling $8.8 million and $8.6 million, respectively, and made dividend payments of $9.1 million and $8.9 million, respectively, through March 31, 2023 and 2022, with the differences between the amount approved and paid attributed to dividends on accrued unvested incentive shares that are paid upon vesting and previously approved.

Repurchase of Common Stock

During the first quarters of 2023 and 2022, we repurchased zero and approximately 266,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for zero and $16.0 million, respectively.

Outside of our Stock Repurchase Program, during the first quarters of 2023 and 2022, we repurchased from our employees and then cancelled approximately 166,000 and 123,000 shares of our common stock, respectively, for $9.3 million and $7.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Through the first quarters of 2023 and 2022, we have paid $9.3 million and $23.7 million, respectively, for our total repurchases of common stock, with the differences when compared to the amounts purchased attributed to the timing of the settlement.

Long-term Debt

During the first quarters of 2023 and 2022, we made principal repayments on our 2021 Term Debt of $1.9 million for both periods. Additionally, during the first quarter of 2023, we borrowed $30.0 million from our 2021 Revolver for general corporate purposes and during the first quarter of 2022, we borrowed $245.0 million from our 2021 Revolver to settle our 2016 Convertible Notes for $242.3 million.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the first quarters of 2023 and 2022, we had net settlement and merchant reserve activity of $61.5 million and $23.5 million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payment processing services and the net change in deposits held on behalf of our merchants.

See Note 2 to our Financial Statements for additional discussion of our settlement and merchant reserves.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash, Cash Equivalents, and Short-term Investments. As of March 31, 2023, we had cash, cash equivalents, and short-term investments of $167.7 million, of which approximately 61% is in U.S. dollars and held in the U.S. Included in cash and cash equivalents is $0.9 million of restricted cash. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2021 Credit Agreement, we have a $450.0 million revolving loan facility, our 2021 Revolver. As of March 31, 2023, we had $305.0 million outstanding on our 2021 Revolver and had the remaining $145.0 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of March 31, 2023, we had 2.1 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the first quarter of 2023, we did not repurchase any of our common stock under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during the first quarter of 2023, we repurchased from our employees and then cancelled approximately 166,000 shares of our common stock for $9.3 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Cash Dividends. During the first quarter of 2023, the Board declared dividends totaling $8.8 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.
•
Acquisitions. As a result of our acquisition activity, we have the following potential future obligations:
o
The 2021 Kitewheel, LLC purchase acquisition agreement includes deferred purchase price payments, with the remaining $4.0 million to be paid in equal annual amounts on July 1, 2023 and 2024.
o
The 2021 DGIT acquisition purchase price includes escrowed funds of approximately $2 million to be paid through the first quarter of 2025, subject to certain reductions, as applicable. In 2022 we made escrowed payments of $0.3 million.

Additionally, there are provisions for up to approximately $13 million of potential future earn-out payments through September 30, 2025. During the first quarter of 2023 we made an earn-out payment of $0.3 million.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Capital Expenditures. During the first quarter of 2023, we spent $8.7 million on capital expenditures.
•
Stock Warrants. In 2014, we issued stock warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts onto our solutions. Once vested, Comcast may exercise the stock warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the stock warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of March 31, 2023, 1.0 million stock warrants remain issued, none of which are vested.

The stock warrants are discussed in more detail in Note 9 to our Financial Statements.

•
Long-Term Debt. As of March 31, 2023, our long-term debt consisted of our 2021 Credit Agreement which includes: (i) outstanding 2021 Term Loan borrowings of $138.8 million; and (ii) outstanding 2021 Revolver borrowings of $305.0 million.

Our 2021 Credit Agreement mandatory repayments for the next twelve months are $7.5 million and the cash interest expense (based upon then-current interest rates) for the 2021 Term Loan and 2021 Revolver (assuming no further amounts are borrowed, and the amount is not voluntarily repaid) are $9.4 million and $21.0 million, respectively. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash and cash equivalents balances and our 2021 Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next twelve months. We also believe we could obtain additional capital through other debt sources which may be available to us if deemed appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2023, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and short-term investments and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The current interest rates on our 2021 Credit Agreement are based upon an adjusted LIBOR rate plus an applicable margin, or an ABR plus an applicable margin. In April 2023, we amended the 2021 Credit Agreement to replace the LIBOR rate with the SOFR rate for interest periods entered into after the effective date of amendment. See Note 4 to our Financial Statements for further details related to our long-term debt.

A hypothetical adverse change of 10% in the March 31, 2023 adjusted LIBOR rate would not have a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments. Our cash and cash equivalents as of March 31, 2023 and December 31, 2022 were $167.7 million and $150.4 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of March 31, 2023 and December 31, 2022 were zero and $0.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with: (i) a maximum maturity; (ii) a maximum concentration and diversification; and (iii) a minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of March 31, 2023 and December 31, 2022, we had $177.3 million and $238.7 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

During the first quarter of 2023, we generated approximately 86% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of March 31, 2023 and December 31, 2022, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	March 31, 2023		December 31, 2022
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(2)	$669	$(119)	$601
Euro	(595)	5,148	(425)	1,992
U.S. Dollar	(1,312)	33,312	(597)	31,646
Other	(40)	929	(72)	503
Totals	$(1,949)	$40,058	$(1,213)	$34,742

A hypothetical adverse change of 10% in the March 31, 2023 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2022 Form 10-K. There were no material changes to the risk factors disclosed in our 2022 Form 10-K during the first quarter of 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the first quarter of 2023 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
January 1 - January 31	10,821	$58.15	-	2,107,047
February 1 - February 28	64,179	60.54	-	2,107,047
March 1 - March 31	91,266	52.75	-	2,107,047
Total	166,266	$56.11	-
(1)
The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)
See Note 9 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

10.26BJ	Sixtieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.60	CSG Systems International, Inc. Executive Severance Plan
10.61	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Brian A. Shepherd, dated March 28, 2023
10.62	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Kenneth M. Kennedy, dated March 28, 2023
10.63	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Elizabeth A. Bauer, dated March 28, 2023
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2023

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)