Form 10-Q
period 2023-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2023-08-03
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 31,748,796 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2023

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$146,212	$150,365
Short-term investments	-	71
Total cash, cash equivalents, and short-term investments	146,212	150,436
Settlement and merchant reserve assets	176,397	238,653
Trade accounts receivable:
Billed, net of allowance of $4,618 and $5,528	256,310	274,189
Unbilled	78,510	52,830
Income taxes receivable	3,770	1,270
Other current assets	64,216	48,577
Total current assets	725,415	765,955
Non-current assets:
Property and equipment, net of depreciation of $113,196 and $105,466	70,457	71,787
Operating lease right-of-use assets	38,810	49,687
Software, net of amortization of $156,240 and $150,337	18,890	22,774
Goodwill	306,641	304,036
Acquired customer contracts, net of amortization of $126,757 and $120,080	40,486	45,417
Customer contract costs, net of amortization of $34,594 and $30,601	54,114	54,735
Deferred income taxes	30,698	26,206
Other assets	7,558	7,956
Total non-current assets	567,654	582,598
Total assets	$1,293,069	$1,348,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$22,500	$37,500
Operating lease liabilities	16,624	21,012
Customer deposits	32,713	40,472
Trade accounts payable	37,961	47,720
Accrued employee compensation	62,789	68,321
Settlement and merchant reserve liabilities	174,777	237,810
Deferred revenue	56,468	46,033
Income taxes payable	500	5,455
Other current liabilities	26,770	22,886
Total current liabilities	431,102	527,209
Non-current liabilities:
Long-term debt, net of unamortized discounts of $2,283 and $2,656	402,092	375,469
Operating lease liabilities	38,560	53,207
Deferred revenue	20,792	21,991
Income taxes payable	3,605	3,410
Deferred income taxes	131	117
Other non-current liabilities	13,476	11,901
Total non-current liabilities	478,656	466,095
Total liabilities	909,758	993,304
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 31,751 and 31,269 shares outstanding	713	708
Additional paid-in capital	501,486	495,189
Treasury stock, at cost; 38,210 shares	(1,018,034)	(1,018,034)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	1	1
Cumulative foreign currency translation adjustments	(54,278)	(58,830)
Accumulated earnings	953,423	936,215
Total stockholders' equity	383,311	355,249
Total liabilities and stockholders' equity	$1,293,069	$1,348,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$286,327	$262,168	$585,066	$526,568

Cost of revenue (exclusive of depreciation, shown separately below)	151,142	138,134	306,163	276,552
Other operating expenses:
Research and development	36,645	34,630	72,109	67,611
Selling, general and administrative	62,686	57,465	121,833	114,807
Depreciation	5,573	5,651	11,293	11,789
Restructuring and reorganization charges	2,075	19,005	7,269	32,111
Total operating expenses	258,121	254,885	518,667	502,870
Operating income	28,206	7,283	66,399	23,698
Other income (expense):
Interest expense	(7,837)	(2,686)	(15,056)	(5,958)
Interest and investment income, net	772	126	1,341	256
Loss on derivative liability upon debt conversion	-	-	-	(7,456)
Other, net	(1,428)	2,442	(3,860)	3,254
Total other	(8,493)	(118)	(17,575)	(9,904)
Income before income taxes	19,713	7,165	48,824	13,794
Income tax provision	(5,759)	(1,848)	(13,942)	(2,364)
Net income	$13,954	$5,317	$34,882	$11,430

Weighted-average shares outstanding:
Basic	30,629	31,301	30,524	31,358
Diluted	30,726	31,492	30,668	31,651

Earnings per common share:
Basic	$0.46	$0.17	$1.14	$0.36
Diluted	0.45	0.17	1.14	0.36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$13,954	$5,317	$34,882	$11,430
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,709	(16,000)	4,552	(17,182)
Unrealized holding gain on short-term investments arising during period	-	5	-	3
Other comprehensive income (loss), net of tax	1,709	(15,995)	4,552	(17,179)
Total comprehensive income (loss), net of tax	$15,663	$(10,678)	$39,434	$(5,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Six Months Ended June 30, 2023:
BALANCE, January 1, 2023	31,269	$708	$495,189	$(1,018,034)	$(58,829)	$936,215	$355,249
Comprehensive income:
Net income	-	-	-	-	-	20,928
Foreign currency translation adjustments	-	-	-	-	2,843	-
Total comprehensive income	-	-	-	-	-	-	23,771
Repurchase of common stock	(166)	(2)	(9,304)	-	-	-	(9,306)
Issuance of common stock pursuant to employee stock purchase plan	19	-	893	-	-	-	893
Issuance of restricted common stock pursuant to stock-based compensation plans	574	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(18)	-	-	-	-	-	-
Stock-based compensation expense	-	-	6,412	-	-	-	6,412
Dividends	-	-	-	-	-	(8,796)	(8,796)
BALANCE, March 31, 2023	31,678	712	493,184	(1,018,034)	(55,986)	948,347	368,223
Comprehensive income:
Net income	-	-	-	-	-	13,954
Foreign currency translation adjustments	-	-	-	-	1,709	-
Total comprehensive income							15,663
Repurchase of common stock	(2)	-	(112)	-	-	-	(112)
Issuance of common stock pursuant to employee stock purchase plan	18	-	771	-	-	-	771
Issuance of restricted common stock pursuant to stock-based compensation plans	64	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,644	-	-	-	7,644
Dividends	-	-	-	-	-	(8,878)	(8,878)
BALANCE, June 30, 2023	31,751	$713	$501,486	$(1,018,034)	$(54,277)	$953,423	$383,311

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Six Months Ended June 30, 2022:
BALANCE, January 1, 2022	32,495	$705	$488,303	$(930,106)	$(38,353)	$916,060	$3,635	$440,244
Comprehensive income:
Net income	-	-	-	-	-	6,113	-
Unrealized loss on short-term investments, net of tax	-	-	-	-	(2)	-	-
Foreign currency translation adjustments	-	-	-	-	(1,182)	-	-
Total comprehensive income								4,929
Repurchase of common stock	(389)	(1)	(7,804)	(15,996)	-	-	-	(23,801)
Issuance of common stock pursuant to employee stock purchase plan	12	-	650	-	-	-	-	650
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(34)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,581	-	-	-	-	5,581
Settlement of convertible debt securities, net of tax	-	-	(4,845)	-	-	-	-	(4,845)
Adjustments due to adoption of new accounting standard	-	-	(9,802)	-	-	9,802	-	-
Dividends	-	-	-	-	-	(8,586)	-	(8,586)
BALANCE, March 31, 2022	32,560	709	472,078	(946,102)	(39,537)	923,389	3,635	414,172
Comprehensive income:
Net income	-	-	-	-	-	5,317	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	5	-	-
Foreign currency translation adjustments	-	-	-	-	(16,000)	-	-
Total comprehensive loss								(10,678)
Repurchase of common stock	(362)	-	(116)	(21,557)	-	-	-	(21,673)
Issuance of common stock pursuant to employee stock purchase plan	15	-	773	-	-	-	-	773
Issuance of restricted common stock pursuant to stock-based compensation plans	42	1	(1)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(60)	(1)	1	-	-	-	-	-
Stock-based compensation expense	-	-	6,536	-	-	-	-	6,536
Dividends	-	-	-	-	-	(8,473)	-	(8,473)
Write-off of noncontrolling interest		-	-	-	-	-	(3,635)	(3,635)
BALANCE, June 30, 2022	32,195	$709	$479,271	$(967,659)	$(55,532)	$920,233	$-	$377,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$34,882	$11,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	11,506	14,210
Amortization	22,808	25,520
Asset impairment	1,689	24,436
Gain on lease modifications	(3,812)	-
Loss on short-term investments and other	-	20
Loss on derivative liability upon debt conversion	-	7,456
Unrealized foreign currency transactions (gain)/loss, net	241	(805)
Deferred income taxes	(4,673)	(7,816)
Stock-based compensation	14,056	12,117
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(7,789)	(7,833)
Other current and non-current assets and liabilities	(16,083)	(16,098)
Income taxes payable/receivable	(7,235)	(13,157)
Trade accounts payable and accrued liabilities	(26,853)	(65,537)
Deferred revenue	9,046	2,792
Net cash provided by (used in) operating activities	27,783	(13,265)

Cash flows from investing activities:
Purchases of software, property and equipment	(16,428)	(19,647)
Proceeds from sale/maturity of short-term investments	71	26,755
Net cash provided by (used in) investing activities	(16,357)	7,108

Cash flows from financing activities:
Proceeds from issuance of common stock	1,664	1,423
Payment of cash dividends	(17,712)	(17,200)
Repurchase of common stock	(9,418)	(45,113)
Deferred acquisition payments	(1,220)	-
Proceeds from long-term debt	30,000	245,000
Payments on long-term debt	(18,750)	(246,051)
Settlement and merchant reserve activity	(63,107)	26,754
Net cash used in financing activities	(78,543)	(35,187)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	708	(3,328)

Net decrease in cash, cash equivalents, and restricted cash	(66,409)	(44,672)

Cash, cash equivalents, and restricted cash, beginning of period	389,018	391,902
Cash, cash equivalents, and restricted cash, end of period	$322,609	$347,230

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$14,672	$8,323
Income taxes	23,720	23,324

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$146,212	$133,770
Settlement and merchant reserve assets	176,397	213,460
Total cash, cash equivalents, and restricted cash	$322,609	$347,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022, and for the quarters and six months ended June 30, 2023 and 2022, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 10-K”), filed with the SEC. The results of operations for the quarter and six months ended June 30, 2023 are not necessarily indicative of the expected results for the entire year ending December 31, 2023.

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

Reclassifications. Certain amounts within our net cash used in operating activities on our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 have been reclassified to conform to the June 30, 2023 presentation.

Revenue. The majority of our future revenue is related to our revenue management solution customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2023 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of June 30, 2023, our aggregate amount of the transaction price allocated to the remaining performance obligations is $1.6 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 70% of this amount by the end of 2025, with the remaining amount recognized by the end of 2036. We have excluded variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied from this amount.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
SaaS and related solutions	$255,600	$230,712	$513,476	$465,689
Software and services	18,766	20,068	49,657	38,504
Maintenance	11,961	11,388	21,933	22,375
Total revenue	$286,327	$262,168	$585,066	$526,568

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters and six months ended June 30, 2023 and 2022, as a percentage of our total revenue, were as follows:

	Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Americas (principally the U.S.)	87%	85%	85%	85%
Europe, Middle East, and Africa	9%	11%	11%	11%
Asia Pacific	4%	4%	4%	4%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other industry markets including retail, healthcare, financial services, insurance, and government entities. Revenue by customer vertical for the quarters and six months ended June 30, 2023 and 2022, as a percentage of our total revenue, were as follows:

	Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Broadband/Cable/Satellite	54%	55%	53%	54%
Telecommunications	18%	19%	19%	20%
Other	28%	26%	28%	26%
Total revenue	100%	100%	100%	100%

Deferred revenue recognized during the quarters ended June 30, 2023 and 2022 was $11.3 million and $12.3 million, respectively, and during the six months ended June 30, 2023 and 2022 was $31.5 million and $40.3 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. As of June 30, 2023 and December 31, 2022, we had $0.9 million and $1.0 million, respectively, of restricted cash that serves to collateralize bank guarantees and outstanding letters of credit included in cash and cash equivalents in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments. Our short-term investments as of June 30, 2023 and December 31, 2022 were zero and $0.1 million, respectively. Primarily all short-term investments held by us have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of June 30, 2023 and December 31, 2022 consisted of fixed income securities. Proceeds from the sale/maturity of short-term investments for the six months ended June 30, 2023 and 2022 were $0.1 million and $26.8 million, respectively.

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$159,161	$157,541	$219,368	$218,525
Merchant reserve assets/liabilities	17,236	17,236	19,285	19,285
Total	$176,397	$174,777	$238,653	$237,810

Financial Instruments. Our financial instruments as of June 30, 2023 and December 31, 2022 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

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

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$5,431	$-	$5,431	$5,318	$-	$5,318
Short-term investments:
Asset-backed securities	-	-	-	-	71	71
Total	$5,431	$-	$5,431	$5,318	$71	$5,389

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Credit Agreement (carrying value including current maturities) :
Term Loan	$136,875	$136,875	$140,625	$140,625
Revolver	290,000	290,000	275,000	275,000

The fair value for our credit agreement was estimated using a discounted cash flow methodology.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows (in thousands):

January 1, 2023, balance	$304,036
Adjustments related to prior acquisitions	(20)
Impairment charge related to Keydok, LLC	(1,118)
Effects of changes in foreign currency exchange rates	3,743
June 30, 2023, balance	$306,641

See Notes 5 and 6 for further discussion of management's decision to shut down Keydok, LLC ("Keydok") resulting in the impairment charge recorded above.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist primarily of acquired customer contracts and software. As of June 30, 2023 and December 31, 2022, the carrying values of these assets were as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$167,243	$(126,757)	$40,486	$165,497	$(120,080)	$45,417
Software	175,130	(156,240)	18,890	173,111	(150,337)	22,774
Total other intangible assets	$342,373	$(282,997)	$59,376	$338,608	$(270,417)	$68,191

The total amortization expense related to other intangible assets for the second quarters of 2023 and 2022 were $6.4 million and $7.7 million, respectively, and for the six months ended June 30, 2023 and 2022 were $13.0 million and $14.8 million, respectively. Based on the June 30, 2023 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2023 - $25.1 million; 2024 - $14.7 million; 2025 - $11.3 million; 2026 - $7.7 million; and 2027 - $3.1 million.

Customer Contract Costs. As of June 30, 2023 and December 31, 2022, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$88,708	$(34,594)	$54,114	$85,336	$(30,601)	$54,735

The total amortization expense related to customer contract costs for the second quarters of 2023 and 2022 were $4.8 million and $3.8 million, respectively, and for the six months ended June 30, 2023 and 2022 were $9.4 million and $10.3 million, respectively.

4. DEBT

Our long-term debt, as of June 30, 2023 and December 31, 2022, was as follows (in thousands):

	June 30, 2023	December 31, 2022
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 6.967% at June 30, 2023)	$136,875	$140,625
Less – deferred financing costs	(2,283)	(2,656)
2021 Term Loan, net of unamortized discounts	134,592	137,969
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 6.967% at June 30, 2023)	290,000	275,000
Total debt, net of unamortized discounts	424,592	412,969
Current portion of long-term debt, net of unamortized discounts	(22,500)	(37,500)
Long-term debt, net of unamortized discounts	$402,092	$375,469

2021 Credit Agreement. During the six months ended June 30, 2023, we made $3.8 million of principal repayments on our $150.0 million aggregate principal five-year term loan (the “2021 Term Loan”). As of June 30, 2023 we had borrowed $290.0 million from our $450.0 million aggregate principal five-year revolving loan facility (the “2021 Revolver”). In July 2023, we borrowed an additional $15.0 million on the 2021 Revolver, currently leaving $145.0 million available to us.

As of June 30, 2023, the interest rate on our 2021 Term Loan and our 2021 Revolver was 6.967% (adjusted SOFR, spread adjustment of 0.10%, plus 1.625% per annum) and our commitment fee on the unused $160.0 million was 0.20%.

The interest rates under the 2021 Credit Agreement are based upon our choice of an adjusted SOFR rate plus an applicable margin of 1.375% - 2.125%, or an alternate base rate (“ABR”) plus an applicable margin of 0.375% - 1.125%, with the applicable margin, depending on our then-net secured total leverage ratio. We pay a commitment fee of 0.150% - 0.325% of the average daily unused amount of the 2021 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.

In April 2023, we entered into the First Amendment to the 2021 Credit Agreement (the “First Amendment”). The First Amendment replaces the interest rate benchmark, from LIBOR to the Secured Overnight Financing Rate ("SOFR"), and all references to “Eurodollar Borrowing(s)” or “Eurodollar Loans” have been replaced with “Term SOFR Borrowing(s)” or “Term SOFR Loans”. Any loan amounts outstanding at the effective date of the First Amendment, continued to bear interest at the applicable LIBOR rate, discussed above, until the end of the interest election period applicable to such loan. All Term SOFR Loans are subject to a 0.10% spread adjustment.

5. ACQUISITIONS

Keydok, LLC. On September 14, 2021, we acquired Keydok, a digital identity and document management platform provider, headquartered in Mexico. In March 2023, we decided to dissolve the Keydok business. See Note 6 for additional discussion.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ) and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining escrowed funds of approximately $2 million to be paid through the first quarter of 2025, subject to certain reductions, as applicable. As of June 30, 2023, $1.3 million of the escrowed funds had been paid.

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

6. RESTRUCTURING AND REORGANIZATION CHARGES

During the second quarters of 2023 and 2022, we recorded restructuring and reorganization charges of $2.1 million and $19.0 million, respectively, and for the six months ended June 30, 2023 and 2022, we recorded restructuring and reorganization charges of $7.3 million and $32.1 million, respectively.

During the six months ended June 30, 2023 we implemented the following restructuring and reorganizational activities:

•
In March 2023 we decided to dissolve the Keydok business, which we had acquired in September of 2021. As a result, we recorded net impairment charges of $1.2 million, to include the write-off of the acquired goodwill. We also subsequently terminated approximately 30 Mexico-based employees, which resulted in restructuring charges related to involuntary terminations of $1.6 million.
•
We reduced our workforce by approximately 60 employees, mainly in the U.S., as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $1.8 million.
•
We modified two of our real estate leases, at previously closed locations in India and the United States, resulting in earlier termination dates and the recognition of a $3.8 million gain. We also recorded $0.5 million of additional operating lease right-of-use asset impairments on three of our leased real estate locations.
•
During the second quarter of 2023 we exited a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expense of $3.6 million, of which $1.8 million has been paid and $1.8 million was accrued as of June 30, 2023.

The activity in the restructuring and reorganization reserves during the six months ended June 30, 2023 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2023, balance	$2,491	$-	$2,491
Charged to expense during period	3,410	3,859	7,269
Cash payments	(4,943)	(3,240)	(8,183)
Adjustment for asset impairment	-	(1,675)	(1,675)
Adjustment for gain on lease modifications	-	3,812	3,812
Adjustment for accelerated depreciation	-	(213)	(213)
Other	400	-	400
June 30, 2023, balance	$1,358	$2,543	$3,901

As of June 30, 2023, all of the restructuring and reorganization reserves were included in current liabilities.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit. As of June 30, 2023, we had $1.6 million of restricted assets used to collateralize these guarantees, with $0.9 million included in cash and cash equivalents and $0.7 million included in other non-current assets.

We have performance guarantees in the form of surety bonds and money transmitter bonds, both issued through a third-party that are not required to be on our Balance Sheet. As of June 30, 2023, we had performance guarantees of $4.2 million. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of June 30, 2023, we had total aggregate money transmitter bonds of $19.9 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to platform availability and timeliness of service delivery. As of June 30, 2023, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2023. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic weighted-average common shares	30,629	31,301	30,524	31,358
Dilutive effect of restricted common stock	97	191	144	293
Diluted weighted-average common shares	30,726	31,492	30,668	31,651

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

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). We did not make any share repurchases during the second quarter and six months ended June 30, 2023. During the second quarter and six months ended June 30, 2022, we repurchased approximately 360,000 shares of our common stock for $21.6 million (weighted-average price of $59.88 per share), and approximately 626,000 shares of our common stock for $37.6 million (weighted-average price of $59.99 per share), respectively, under a SEC Rule 10b5-1 Plan.

As of June 30, 2023, the total remaining number of shares available for repurchase under the Stock Repurchase Program totaled 2.1 million shares.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the second quarters of 2023 and 2022, we repurchased and then cancelled approximately 2,000 shares of common stock for $0.1 million for both periods, and during the six months ended June 30, 2023 and 2022 we repurchased and then cancelled approximately 168,000 shares of common stock for $9.4 million and approximately 125,000 shares of common stock for $7.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Cash Dividends. During the second quarter of 2023, our Board approved a quarterly cash dividend of $0.28 per share of common stock, totaling $8.9 million. During the second quarter of 2022, our Board approved a quarterly cash dividend of $0.265 per share of common stock, totaling $8.5 million. Dividends declared for the six months ended June 30, 2023 and 2022 totaled $17.7 million and $17.1 million, respectively.

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

As of June 30, 2023, 1.0 million Stock Warrants remain issued, none of which have vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and six months ended June 30, 2023 is as follows (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2023		June 30, 2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,290	$53.80	1,147	$53.34
Awards granted	88	49.44	688	51.66
Awards forfeited/cancelled	(10)	53.75	(29)	54.03
Awards vested	(34)	56.72	(472)	50.25
Unvested awards, ending	1,334	$53.44	1,334	$53.44

Included in the awards granted during the six months ended June 30, 2023 are awards issued to members of executive management and certain key employees in the form of: (i) performance-based awards of approximately 134,000 restricted common stock shares, which vest in the first quarter of 2025 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 45,000 restricted common stock shares, which vest in the first quarter of 2026 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the six months ended June 30, 2023 are primarily time-based awards, which vest annually over two to three years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, involuntary terminations of employment, or death.

We recorded stock-based compensation expense for the second quarters of 2023 and 2022 of $7.6 million and $6.5 million, respectively, and for the six months ended June 30, 2023 and 2022 of $14.1 million and $12.1 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2022 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part I, Item 1A. Risk Factors of our 2022 10-K. Readers are strongly encouraged to review that section closely in conjunction with MD&A.

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

Management Overview of Quarterly Results

Second Quarter Highlights. A summary of our results of operations for the second quarter of 2023, when compared to the second quarter of 2022, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2023	June 30, 2022
Revenue	$286,327	$262,168
Transaction fees (1)	21,176	18,713
Operating Results:
Operating income	$28,206	$7,283
Operating margin percentage	9.9%	2.8%
Diluted EPS	$0.45	$0.17
Supplemental Data:
Restructuring and reorganization charges (2)	$2,075	$19,005
Acquisition-related costs:
Amortization of acquired intangible assets	2,998	3,956
Transaction-related costs	2,004	(39)
Stock-based compensation (2)	7,667	6,535
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

Revenue. Revenue for the second quarter of 2023 was $286.3 million, a 9.2% increase when compared to revenue of $262.2 million for the second quarter of 2022. The increase can be mainly attributed to the continued growth of our revenue management solutions.

Operating Results. Operating income for the second quarter of 2023 was $28.2 million, or a 9.9% operating margin percentage, compared to $7.3 million, or a 2.8% operating margin percentage for the second quarter of 2022. The increase in operating income can be mainly attributed to the $16.9 million decrease in restructuring and reorganization charges between years.

Diluted EPS. Diluted EPS for the second quarter of 2023 was $0.45 compared to $0.17 for the second quarter of 2022, with the increase mainly attributed to the higher operating income in the second quarter of 2023, discussed above.

Cash and Cash Flows. As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $146.2 million, as compared to $167.7 million as of March 31, 2023, and $150.4 million as of December 31, 2022. Our cash flows provided by operating activities for the second quarter of 2023 were $12.4 million. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Customer Concentration. A large percentage of our historical revenue has been generated from our two largest customers, which are Charter Communications Inc. (“Charter”) and Comcast.

Revenue from these customers for the indicated periods was as follows (in thousands, except percentages):

	Quarter Ended
	June 30, 2023		March 31, 2023		June 30, 2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$60,175	21%	$61,532	21%	$53,173	20%
Comcast	53,757	19%	53,415	18%	52,919	20%

During the first quarter of 2023 we completed the consolidation of Charter's residential and small and medium business internet, video, and landline voice customers that began in late 2021.

The percentages of net billed accounts receivable balances attributable to our largest customers as of the indicated dates were as follows:

	As of
	June 30, 2023	March 31, 2023	December 31, 2022
Charter	23%	22%	22%
Comcast	18%	19%	17%

Charter. In April 2023, we entered into an Amended and Restated CSG Master Subscriber Management System Agreement (the “Agreement”) with Charter. The primary purpose of the Agreement was to consolidate the previous agreement and amendments with Charter into one document. The Agreement formalized the extension of the term through March 31, 2028, from December 31, 2027, as was contemplated in the previous agreement, in connection with the final conversion of Charter’s customer accounts, discussed above. The Agreement continues to provide that the term will automatically be extended for an additional one-year term, subject to Charter achieving certain conditional processing minimums on July 1, 2027, unless Charter provides us with written notice of non-renewal. All other material terms, provisions, and conditions of the previous agreement remain unchanged.

A copy of the Agreement, with confidential information redacted, is filed as Exhibit 10.25 to this Form 10-Q.

Comcast. On June 29, 2023, Comcast exercised their option to extend the term of their processing and other related solutions agreement through December 31, 2025, which aligns with the term of their print and mail services agreement. Terms of the processing agreement extension remain consistent with the financial terms and obligations under the original agreement.

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

Results of Operations

Revenue. Total revenue for the: (i) second quarter of 2023 was $286.3 million, a 9.2% increase when compared to $262.2 million for the second quarter of 2022; and (ii) six months ended June 30, 2023 was $585.1 million, an 11.1% increase when compared to $526.6 million for the six months ended June 30, 2022. These increases in revenue are primarily attributed to the continued growth of our revenue management solutions as we generated continued year-over-year growth in our SaaS and related solutions revenue driven mainly by conversion of customer accounts onto our solutions, increased usage of our other ancillary services, and higher payment volumes. Additionally, the first quarter of 2023 saw strong software and services revenue due to the timing of the closure of software license upgrades and from our communication design and delivery centers. In the first quarter of 2023, we also completed the final conversions of Charter's customer accounts onto our platforms, converting over nine million customer accounts since June 2022 and more than fourteen million in total.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the second quarters and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Americas (principally the U.S.)	$248,443	$222,309	$499,419	$445,269
Europe, Middle East, and Africa	26,620	28,981	63,293	60,542
Asia Pacific	11,264	10,878	22,354	20,757
Total revenue	$286,327	$262,168	$585,066	$526,568

Total Operating Expenses. Total operating expenses for the: (i) second quarter of 2023 were $258.1 million, a 1.3% increase when compared to $254.9 million for the second quarter of 2022; and (ii) six months ended June 30, 2023 were $518.7 million, a 3.1% increase when compared to $502.9 million for the six months ended June 30, 2022. The increases in total operating expenses are reflective of the higher revenue between periods, to include increased employee-related costs, offset to a certain degree by the decreases in restructuring and reorganization charges, discussed below.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the: (i) second quarter of 2023 was $151.1 million, a 9.4% increase when compared to $138.1 million for the second quarter of 2022; and (ii) six months ended June 30, 2023 was $306.2 million, a 10.7% increase when compared to $276.6 million for the six months ended June 30, 2022. The increase in cost of revenue between periods is reflective of the increase in revenue year-over-year, to include increased employee-related costs. Total cost of revenue as a percentage of revenue for the: (i) second quarters of 2023 and 2022 was 52.8% and 52.7%, respectively; and (ii) six months ended June 30, 2023 and 2022 was 52.3% and 52.5%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the: (i) second quarter of 2023 was $36.6 million, a 5.8% increase when compared to $34.6 million for the second quarter of 2022; and (ii) six months ended June 30, 2023 was $72.1 million, a 6.7% increase when compared to $67.6 million for the six months ended June 30, 2022, with the increase mainly attributed to higher employee-related costs. As a percentage of total revenue, R&D expense for the: (i) second quarters of 2023 and 2022 was 12.8% and 13.2%, respectively; and (ii) six months ended June 30, 2023 and 2022 was 12.3% and 12.8%, respectively.

Our R&D efforts are focused on the evolution of our solutions which enable our customers to launch, monetize, and scale new digital services quickly and across any channel, while delivering an exceptional customer experience.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the: (i) second quarter of 2023 was $62.7 million, a 9.1% increase when compared to $57.5 million for the second quarter of 2022; and (ii) six months ended June 30, 2023 was $121.8 million, a 6.1% increase when compared to $114.8 million for the six months ended June 30, 2022. This increase in SG&A expense is primarily attributed to increases in employee-related costs, to include incentive compensation, offset to a certain degree by lower building related costs due to our office closures in 2022. Our SG&A costs as a percentage of total revenue for the: second quarters of 2023 and 2022 were 21.9% for both periods; and (ii) six months ended June 30, 2023 and 2022 were 20.8% and 21.8%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the: (i) second quarter of 2023 were $2.1 million, a $16.9 million decrease when compared to $19.0 million for the second quarter of 2022; and (ii) six months ended June 30, 2023 were $7.3 million, a $24.8 million decrease when compared to $32.1 million for the six months ended June 30, 2022. The restructuring and reorganization charges for the second quarter and six months ended June 30, 2023 relate mainly to the following:

•
a reduction in workforce resulting in restructuring charges related to involuntary terminations of $0.8 million and $3.4 million, respectively;
•
real estate restructuring charges to include impairment charges of $0.1 million and $0.5 million, respectively, as we continue to rationalize our real estate footprint to reflect our flexible work approach, and two lease modifications at previously closed locations resulting in earlier termination dates, resulting in a $3.8 million gain in the second quarter of 2023;
•
exit of a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018 resulting in $3.6 million of expense in the second quarter of 2023; and
•
net impairment charges of $1.2 million recorded in the first quarter of 2023 related to the dissolution of the Keydok business.

See Note 6 to our Financial Statements for additional discussion.

Operating Income. Operating income for the: (i) second quarter of 2023 was $28.2 million, or 9.9% of total revenue, compared to $7.3 million, or 2.8% of total revenue for the second quarter of 2022; and (ii) six months ended June 30, 2023 was $66.4 million, or 11.3% of total revenue, compared to $23.7 million, or 4.5% of total revenue, for the six months ended June 30, 2022. The increase in operating income can be mainly attributed to lower restructuring and reorganization charges, discussed above, and to a lesser degree, higher revenue and improved profitability.

Interest Expense. Interest expense for the: (i) second quarter of 2023 was $7.8 million, a $5.1 million increase when compared to $2.7 million for the second quarter of 2022; and (ii) six months ended June 30, 2023 was $15.1 million, a $9.1 million increase when compared to $6.0 million for the six months ended June 30, 2022. Our interest expense relates primarily to our 2021 Credit Agreement. The increase in interest expense between periods can be attributed to rising interest rates and a higher average outstanding debt balance during 2023.

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

Other, net. Other, net for the: (i) second quarter of 2023 was $1.4 million of other expense, a $3.8 million change when compared to $2.4 million of other income for the second quarter of 2022; and (ii) six months ended June 30, 2023 was $3.9 million of other expense, a $7.2 million change when compared to $3.3 million of other income for the six months ended June 30, 2022, with the changes primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the second quarters and six months ended June 30, 2023 and 2022 were as follows:

Quarter Ended		Six Months Ended
June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
29%	26%	29%	17%

Our estimated full year 2023 effective income tax rate is approximately 28%.

The effective income tax rate for the six months ended June 30, 2022 was impacted by the combination of lower net income for the period and a discrete tax benefit related to the vesting of restricted common stock during the first quarter of 2022. The full year 2022 effective income tax rate was 28%.

Liquidity

Cash and Liquidity. As of June 30, 2023, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $146.2 million, compared to $167.7 million as of March 31, 2023, and $150.4 million as of December 31, 2022. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026. As of June 30, 2023, we had $290.0 million outstanding on the 2021 Revolver. In July 2023, we borrowed an additional $15.0 million, currently leaving $145.0 million available to us. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of June 30, 2023, and the date of this filing, we believe that we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2023	December 31, 2022
Americas (principally the U.S.)	$101,355	$91,569
Europe, Middle East and Africa	34,390	49,099
Asia Pacific	10,467	9,768
Total cash, equivalents, and short-term investments	$146,212	$150,436

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of June 30, 2023 and December 31, 2022, we had $0.9 million and $1.0 million, respectively, of cash restricted as to use primarily to collateralize guarantees and outstanding letters of credit included in our total cash, cash equivalents, and short-term investments balance. In addition, as of June 30, 2023 and December 31, 2022, we had $176.4 million and $238.7 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

Cash Flows from Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, impairments, gains/losses on items such as investments, lease modifications, and debt extinguishments/conversions, unrealized foreign currency gain/losses, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2022 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2023:
March 31 (1)	$50,158	$(34,761)	$15,397
June 30	26,539	(14,153)	12,386
Total	$76,697	$(48,914)	$27,783

2022:
March 31 (1)	$49,687	$(55,236)	$(5,549)
June 30 (2)	36,881	(44,597)	(7,716)
Total	$86,568	$(99,833)	$(13,265)
(1)
Cash flows from operating activities for the first quarters of 2023 and 2022 reflect the impact of the payment of the 2022 and 2021 year-end accrued employee incentive compensation in the first quarter subsequent to the year-end accrual for these items.
(2)
Cash flows from operating activities for the second quarter of 2022 were negatively impacted by unfavorable changes in working capital, which can be mainly attributed to timing.

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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2023:
March 31	$261,028	$(5,254)	$255,774	68
June 30	260,928	$(4,618)	256,310	65

2022:
March 31	$243,292	$(4,924)	$238,368	70
June 30	241,682	(5,105)	236,577	66

As of June 30, 2023 and 2022, approximately 93% and 94%, respectively, of our billed accounts receivable balance were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $25.7 million to $78.5 million as of June 30, 2023, from $52.8 million as of December 31, 2022, due primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or delayed. Unbilled accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.

Purchases/Sales of Short-Term Investments

During the six months ended June 30, 2023 and 2022, we sold (or had mature) $0.1 million and $26.8 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity.

Purchases of Software, Property and Equipment

Our capital expenditures for the six months ended June 30, 2023 and 2022 for software, property and equipment were $16.4 million and $19.6 million, respectively, and consisted principally of investments in: (i) communication design and delivery center equipment and infrastructure; (ii) software and related equipment; and (iii) computer hardware.

Cash Flows from Financing Activities. Our financing activities typically consist of activities associated with our common stock, long-term debt, and settlement and merchant reserve activity, discussed below. Additionally, during the six months ended June 30, 2023, we made deferred acquisition payments of $1.2 million related to DGIT earn-out and escrowed payments.

Cash Dividends Paid on Common Stock

During the six months ended June 30, 2023 and 2022, the Board approved dividends totaling $17.7 million and $17.1 million, respectively, and made dividend payments of $17.7 million and $17.2 million, respectively, through June 30, 2023 and 2022, with the differences between the amount approved and paid attributed to dividends on accrued unvested incentive shares that are paid upon vesting and previously approved.

Repurchase of Common Stock

During the six months ended June 30, 2023, we did not make any stock repurchases under the guidelines of our Stock Repurchase Program. During the six months ended June 30, 2022, we repurchased approximately 626,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $37.6 million.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2023 and 2022, we repurchased from our employees and then cancelled approximately 168,000 and 125,000 shares of our common stock, respectively, for $9.4 million and $7.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Through the six months ended June 30, 2023 and 2022, we have paid $9.4 million and $45.1 million, respectively, for our total repurchases of common stock, with the differences when compared to the amounts purchased attributed to the timing of the settlement.

Long-term Debt

During the six months ended June 30, 2023 and 2022, we made principal repayments on our 2021 Term Loan of $3.8 million during each period. Additionally, during the six months ended June 30, 2023, we borrowed $30.0 million from our 2021 Revolver for general corporate purposes and repaid $15.0 million. During the six months ended June 30, 2022, we borrowed $245.0 million from our 2021 Revolver to settle our 2016 Convertible Notes for $242.3 million.

In July 2023, we borrowed an additional $15.0 million on the 2021 Revolver, currently leaving $145.0 million available to us.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the six months ended June 30, 2023 and 2022, we had net settlement and merchant reserve activity of ($63.1) million and $26.8 million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payment processing services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash, Cash Equivalents, and Short-term Investments. As of June 30, 2023, we had cash, cash equivalents, and short-term investments of $146.2 million, of which approximately 63% is in U.S. dollars and held in the U.S. Included in cash and cash equivalents is $0.9 million of restricted cash. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2021 Credit Agreement, we have a $450.0 million revolving loan facility, our 2021 Revolver. As of June 30, 2023, we had $290.0 million outstanding on our 2021 Revolver. In July 2023, we borrowed an additional $15.0 million and currently have $145.0 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of June 30, 2023, we had 2.1 million shares authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

Under our Stock Repurchase Program, we may repurchase shares in the open market or in privately negotiated transactions, including through an accelerated stock repurchase plan or under a SEC Rule 10b5-1 plan. The actual timing and amount of share repurchases are dependent on the current market conditions and other business-related factors. In August 2023, we announced our intention to enter into an approximately $100 million share repurchase plan through the end of 2024. Our common stock repurchases are discussed in more detail in Note 9 to our Financial Statements.

During the six months ended June 30, 2023, we did not repurchase any of our common stock under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2023, we repurchased from our employees and then cancelled approximately 168,000 shares of our common stock for $9.4 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Cash Dividends. During the six months ended June 30, 2023, the Board declared dividends totaling $17.7 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•
Acquisitions. As a result of our acquisition activity, we have the following potential future obligations:
o
The 2021 Kitewheel, LLC purchase acquisition agreement includes deferred purchase price payments, with the remaining $4.0 million to be paid in equal annual amounts on July 1, 2023 and 2024.
o
The 2021 DGIT acquisition purchase price includes escrowed funds of approximately $2 million to be paid through the first quarter of 2025, subject to certain reductions, as applicable. Through June 30, 2023, we have made total escrowed payments of $1.3 million.

Additionally, there are provisions for up to approximately $13 million of potential future earn-out payments through September 30, 2025. Through June 30, 2023, we made earn-out payments of $0.3 million.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreement. During the second quarter of 2023, we exited out of a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expense of $3.6 million, of which $1.8 million was paid in the second quarter of 2023, with the remaining $1.8 million to be paid in 2024.
•
Capital Expenditures. During the six months ended June 30, 2023, we spent $16.4 million on capital expenditures.
•
Stock Warrants. In 2014, we issued stock warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts onto our solutions. Once vested, Comcast may exercise the stock warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the stock warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of June 30, 2023, 1.0 million stock warrants remain issued, none of which are vested.

The stock warrants are discussed in more detail in Note 9 to our Financial Statements.

•
Long-Term Debt. As of June 30, 2023, our long-term debt consisted of our 2021 Credit Agreement which includes: (i) outstanding 2021 Term Loan borrowings of $136.9 million; and (ii) outstanding 2021 Revolver borrowings of $290.0 million. In July 2023, we borrowed an additional $15.0 million on our 2021 Revolver.

The mandatory repayments for the next twelve months under our 2021 Credit Agreement are $7.5 million and the cash interest expense (based upon then-current interest rates) for the 2021 Term Loan and 2021 Revolver (assuming the current amount outstanding, no further amounts are borrowed, and the amount is not voluntarily repaid) are $9.5 million and $21.3 million, respectively. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2023, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents, short-term investments and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The current interest rates on our 2021 Credit Agreement are based upon an adjusted SOFR rate (including 0.10% spread adjustment) plus an applicable margin, or an ABR plus an applicable margin. In April 2023, we amended the 2021 Credit Agreement to replace the LIBOR rate with the SOFR rate for interest periods entered into after the effective date of amendment. See Note 4 to our Financial Statements for further details related to our long-term debt.

A hypothetical adverse change of 10% in the June 30, 2023 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments. Our cash and cash equivalents as of June 30, 2023 and December 31, 2022 were $146.2 million and $150.4 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of June 30, 2023 and December 31, 2022 were zero and $0.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with a: (i) maximum maturity; (ii) maximum concentration and diversification; and (iii) minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of June 30, 2023 and December 31, 2022, we had $176.4 million and $238.7 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

During the six months ended June 30, 2023, we generated approximately 88% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of June 30, 2023 and December 31, 2022, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	June 30, 2023		December 31, 2022
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(54)	$1,418	$(119)	$601
Euro	(398)	3,398	(425)	1,992
U.S. Dollar	(257)	29,324	(597)	31,646
Other	(24)	1,194	(72)	503
Totals	$(733)	$35,334	$(1,213)	$34,742

A hypothetical adverse change of 10% in the June 30, 2023 exchange rates would not have had a material impact upon our results of operations.

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

CSG SYSTEMS INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2022 Form 10-K. There were no material changes to the risk factors disclosed in our 2022 Form 10-K during the second quarter of 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the second quarter of 2023 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (2)
April 1 - April 30	563	$54.17	-	2,107,047
May 1 - May 31	888	49.75	-	2,107,047
June 1 - June 30	738	50.70	-	2,107,047
Total	2,189	$51.21	-
(1)
The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)
See Note 9 to our Financial Statements for additional information regarding our share repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.04	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.
4.60A (1)	First Amendment to Amended and Restated Credit Agreement
10.04 (2)	CSG Systems International, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended on May 17, 2023
10.25**	Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.27U*	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27V*	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.27W*	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K for the event dated April 12, 2023.

(2) Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K for the event dated May 17, 2023.

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

** Certain of the schedules (or similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2023

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ David N. Schaaf
David N. Schaaf
Chief Accounting Officer
(Principal Accounting Officer)