Form 10-Q
period 2023-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2023-11-02
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, there were 29,671,105 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2023

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$146,730	$150,365
Short-term investments	-	71
Total cash, cash equivalents, and short-term investments	146,730	150,436
Settlement and merchant reserve assets	193,371	238,653
Trade accounts receivable:
Billed, net of allowance of $4,731 and $5,528	275,161	274,189
Unbilled	83,612	52,830
Income taxes receivable	2,492	1,270
Other current assets	58,701	48,577
Total current assets	760,067	765,955
Non-current assets:
Property and equipment, net of depreciation of $118,424 and $105,466	68,029	71,787
Operating lease right-of-use assets	37,196	49,687
Software, net of amortization of $159,451 and $150,337	16,741	22,774
Goodwill	302,996	304,036
Acquired customer contracts, net of amortization of $127,490 and $120,080	37,932	45,417
Customer contract costs, net of amortization of $38,174 and $30,601	53,336	54,735
Deferred income taxes	46,271	26,206
Other assets	7,034	7,956
Total non-current assets	569,535	582,598
Total assets	$1,329,602	$1,348,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$22,500	$37,500
Operating lease liabilities	16,915	21,012
Customer deposits	33,084	40,472
Trade accounts payable	42,623	47,720
Accrued employee compensation	64,313	68,321
Settlement and merchant reserve liabilities	191,637	237,810
Deferred revenue	61,419	46,033
Income taxes payable	2,211	5,455
Other current liabilities	26,831	22,886
Total current liabilities	461,533	527,209
Non-current liabilities:
Long-term debt, net of unamortized discounts of $16,502 and $2,656	535,998	375,469
Operating lease liabilities	37,574	53,207
Deferred revenue	20,828	21,991
Income taxes payable	3,243	3,410
Deferred income taxes	128	117
Other non-current liabilities	9,807	11,901
Total non-current liabilities	607,578	466,095
Total liabilities	1,069,111	993,304
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 29,726 and 31,269 shares outstanding	713	708
Additional paid-in capital	483,063	495,189
Treasury stock, at cost; 40,202 and 38,210 shares	(1,125,897)	(1,018,034)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	1	1
Cumulative foreign currency translation adjustments	(60,773)	(58,830)
Accumulated earnings	963,384	936,215
Total stockholders' equity	260,491	355,249
Total liabilities and stockholders' equity	$1,329,602	$1,348,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$286,868	$273,308	$871,934	$799,876

Cost of revenue (exclusive of depreciation, shown separately below)	152,734	138,462	458,897	415,014
Other operating expenses:
Research and development	35,292	35,754	107,401	103,365
Selling, general and administrative	59,097	59,026	180,930	173,833
Depreciation	5,862	5,896	17,155	17,685
Restructuring and reorganization charges	1,152	14,193	8,421	46,304
Total operating expenses	254,137	253,331	772,804	756,201
Operating income	32,731	19,977	99,130	43,675
Other income (expense):
Interest expense	(8,036)	(4,328)	(23,092)	(10,286)
Interest and investment income, net	1,175	281	2,516	537
Loss on derivative liability upon debt conversion	-	-	-	(7,456)
Other, net	813	2,790	(3,047)	6,044
Total other	(6,048)	(1,257)	(23,623)	(11,161)
Income before income taxes	26,683	18,720	75,507	32,514
Income tax provision	(7,989)	(6,239)	(21,931)	(8,603)
Net income	$18,694	$12,481	$53,576	$23,911

Weighted-average shares outstanding:
Basic	30,097	30,941	30,381	31,219
Diluted	30,284	31,159	30,540	31,487

Earnings per common share:
Basic	$0.62	$0.40	$1.76	$0.77
Diluted	0.62	0.40	1.75	0.76

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$18,694	$12,481	$53,576	$23,911
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,495)	(17,919)	(1,943)	(35,101)
Unrealized holding gain on short-term investments arising during period	-	3	-	6
Other comprehensive loss, net of tax	(6,495)	(17,916)	(1,943)	(35,095)
Total comprehensive income (loss), net of tax	$12,199	$(5,435)	$51,633	$(11,184)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2023:
BALANCE, January 1, 2023	31,269	$708	$495,189	$(1,018,034)	$(58,829)	$936,215	$355,249
Comprehensive income:
Net income	-	-	-	-	-	20,928
Foreign currency translation adjustments	-	-	-	-	2,843	-
Total comprehensive income							23,771
Repurchase of common stock	(166)	(2)	(9,304)	-	-	-	(9,306)
Issuance of common stock pursuant to employee stock purchase plan	19	-	893	-	-	-	893
Issuance of restricted common stock pursuant to stock-based compensation plans	574	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(18)	-	-	-	-	-	-
Stock-based compensation expense	-	-	6,412	-	-	-	6,412
Dividends	-	-	-	-	-	(8,796)	(8,796)
BALANCE, March 31, 2023	31,678	712	493,184	(1,018,034)	(55,986)	948,347	368,223
Comprehensive income:
Net income	-	-	-	-	-	13,954
Foreign currency translation adjustments	-	-	-	-	1,709	-
Total comprehensive income							15,663
Repurchase of common stock	(2)	-	(112)	-	-	-	(112)
Issuance of common stock pursuant to employee stock purchase plan	18	-	771	-	-	-	771
Issuance of restricted common stock pursuant to stock-based compensation plans	64	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,644	-	-	-	7,644
Dividends	-	-	-	-	-	(8,878)	(8,878)
BALANCE, June 30, 2023	31,751	713	501,486	(1,018,034)	(54,277)	953,423	383,311
Comprehensive income:
Net income	-	-	-	-	-	18,694
Foreign currency translation adjustments	-	-	-	-	(6,495)	-
Total comprehensive income							12,199
Repurchase of common stock	(1,994)	-	(144)	(107,863)	-	-	(108,007)
Issuance of common stock pursuant to employee stock purchase plan	20	-	877	-	-	-	877
Issuance of restricted common stock pursuant to stock-based compensation plans	12	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(63)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,197	-	-	-	7,197
Purchase of capped call transactions (net of tax)	-	-	(26,353)	-	-	-	(26,353)
Dividends	-	-	-	-	-	(8,733)	(8,733)
BALANCE, September 30, 2023	29,726	$713	$483,063	$(1,125,897)	$(60,772)	$963,384	$260,491

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
For the Nine Months Ended September 30, 2022:
BALANCE, January 1, 2022	32,495	$705	$488,303	$(930,106)	$(38,353)	$916,060	$3,635	$440,244
Comprehensive income:
Net income	-	-	-	-	-	6,113	-
Unrealized loss on short-term investments, net of tax	-	-	-	-	(2)	-	-
Foreign currency translation adjustments	-	-	-	-	(1,182)	-	-
Total comprehensive income								4,929
Repurchase of common stock	(389)	(1)	(7,804)	(15,996)	-	-	-	(23,801)
Issuance of common stock pursuant to employee stock purchase plan	12	-	650	-	-	-	-	650
Issuance of restricted common stock pursuant to stock-based compensation plans	476	5	(5)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(34)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	5,581	-	-	-	-	5,581
Settlement of convertible debt securities, net of tax	-	-	(4,845)	-	-	-	-	(4,845)
Adjustments due to adoption of new accounting standard	-	-	(9,802)	-	-	9,802	-	-
Dividends	-	-	-	-	-	(8,586)	-	(8,586)
BALANCE, March 31, 2022	32,560	709	472,078	(946,102)	(39,537)	923,389	3,635	414,172
Comprehensive income:
Net income	-	-	-	-	-	5,317	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	5	-	-
Foreign currency translation adjustments	-	-	-	-	(16,000)	-	-
Total comprehensive loss								(10,678)
Repurchase of common stock	(362)	-	(116)	(21,557)	-	-	-	(21,673)
Issuance of common stock pursuant to employee stock purchase plan	15	-	773	-	-	-	-	773
Issuance of restricted common stock pursuant to stock-based compensation plans	42	1	(1)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(60)	(1)	1	-	-	-	-	-
Stock-based compensation expense	-	-	6,536	-	-	-	-	6,536
Dividends	-	-	-	-	-	(8,473)	-	(8,473)
Write-off of noncontrolling interest		-	-	-	-	-	(3,635)	(3,635)
BALANCE, June 30, 2022	32,195	709	479,271	(967,659)	(55,532)	920,233	-	377,022
Comprehensive income:
Net income	-	-	-	-	-	12,481	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	3	-	-
Foreign currency translation adjustments	-	-	-	-	(17,919)	-	-
Total comprehensive loss								(5,435)
Repurchase of common stock	(495)	-	(435)	(27,947)	-	-	-	(28,382)
Issuance of common stock pursuant to employee stock purchase plan	16	-	794	-	-	-	-	794
Issuance of restricted common stock pursuant to stock-based compensation plans	13	-	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(65)	(1)	1	-	-	-	-	-
Stock-based compensation expense	-	-	8,661	-	-	-	-	8,661
Dividends	-	-	-	-	-	(8,355)	-	(8,355)
BALANCE, September 30, 2022	31,664	$708	$488,292	$(995,606)	$(73,448)	$924,359	$-	$344,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$53,576	$23,911
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	17,549	21,817
Amortization	34,543	36,470
Asset impairment	1,689	30,126
Gain on lease modifications	(4,349)	-
Loss on short-term investments and other	-	19
Loss on derivative liability upon debt conversion	-	7,456
Unrealized foreign currency transactions gain, net	(442)	(1,700)
Deferred income taxes	(12,504)	(16,457)
Stock-based compensation	21,253	20,778
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(33,351)	(22,026)
Other current and non-current assets and liabilities	(11,449)	(16,430)
Income taxes payable/receivable	(4,650)	(7,188)
Trade accounts payable and accrued liabilities	(24,158)	(67,053)
Deferred revenue	14,658	(150)
Net cash provided by operating activities	52,365	9,573

Cash flows from investing activities:
Purchases of software, property and equipment	(22,940)	(31,564)
Proceeds from sale/maturity of short-term investments	71	27,447
Net cash used in investing activities	(22,869)	(4,117)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,541	2,217
Payment of cash dividends	(26,231)	(25,396)
Repurchase of common stock	(116,418)	(73,380)
Deferred acquisition payments	(3,220)	(1,959)
Proceeds from long-term debt	470,000	290,000
Payments on long-term debt	(310,625)	(247,926)
Purchase of capped call transactions related to convertible notes	(34,298)	-
Payments of deferred financing costs	(13,518)	-
Settlement and merchant reserve activity	(46,196)	(13,931)
Net cash used in financing activities	(77,965)	(70,375)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(448)	(7,689)

Net decrease in cash, cash equivalents, and restricted cash	(48,917)	(72,608)

Cash, cash equivalents, and restricted cash, beginning of period	389,018	391,902
Cash, cash equivalents, and restricted cash, end of period	$340,101	$319,294

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$21,772	$12,367
Income taxes	39,136	31,817

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$146,730	$146,685
Settlement and merchant reserve assets	193,371	172,609
Total cash, cash equivalents, and restricted cash	$340,101	$319,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022, and for the quarters and nine months ended September 30, 2023 and 2022, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2023 are not necessarily indicative of the expected results for the entire year ending December 31, 2023.

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

Revenue. The majority of our future revenue is related to our revenue management solution customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2023 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of September 30, 2023, our aggregate amount of the transaction price allocated to the remaining performance obligations is $1.5 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize over 65% of this amount by the end of 2025, with the remaining amount recognized by the end of 2036. We have excluded variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied from this amount.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
SaaS and related solutions	$250,777	$238,614	$764,253	$704,303
Software and services	23,578	23,123	73,235	61,627
Maintenance	12,513	11,571	34,446	33,946
Total revenue	$286,868	$273,308	$871,934	$799,876

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters and nine months ended September 30, 2023 and 2022, as a percentage of our total revenue, were as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Americas (principally the U.S.)	86%	86%	86%	85%
Europe, Middle East, and Africa	9%	10%	10%	11%
Asia Pacific	5%	4%	4%	4%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other industry markets including retail, healthcare, financial services, insurance, and government entities. Revenue by customer vertical for the quarters and nine months ended September 30, 2023 and 2022, as a percentage of our total revenue, were as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Broadband/Cable/Satellite	53%	55%	53%	55%
Telecommunications	20%	20%	20%	19%
Other	27%	25%	27%	26%
Total revenue	100%	100%	100%	100%

Deferred revenue as of December 31, 2022 and 2021, recognized during the quarters ended September 30, 2023 and 2022 was $7.8 million and $7.6 million, respectively, and during the nine months ended September 30, 2023 and 2022 was $39.3 million and $47.9 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less at the date of the purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. As of September 30, 2023 and December 31, 2022, we had $1.2 million and $1.0 million, respectively, of restricted cash that serves to collateralize bank guarantees and outstanding letters of credit included in cash and cash equivalents in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Short-term Investments. Our short-term investments as of September 30, 2023 and December 31, 2022 were zero and $0.1 million, respectively. Primarily all short-term investments held by us have contractual maturities of less than two years from the time of acquisition. Our short-term investments as of December 31, 2022 consisted of fixed income securities. Proceeds from the sale/maturity of short-term investments for the nine months ended September 30, 2023 and 2022 were $0.1 million and $27.4 million, respectively.

Settlement and Merchant Reserve Assets and Liabilities. Settlement assets and settlement liabilities represent cash collected on behalf of merchants via payment processing services which is held for an established holding period until settlement with the customer. The holding period is generally one to four business days depending on the payment model and contractual terms with the customer. During the holding period, cash is subject to restriction and segregation based on the nature of our custodial relationship with the merchants. Should we fail to remit these funds to our merchants, the merchant's sole recourse for payment would be against us. These rights and obligations are set forth in the contracts between us and the merchants. Settlement assets are held with various major financial institutions and a corresponding liability is recorded for the amounts owed to the customer. At any given time, there may be differences between the cash held and the corresponding liability due to the timing of operating-related cash transfers.

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$178,367	$176,633	$219,368	$218,525
Merchant reserve assets/liabilities	15,004	15,004	19,285	19,285
Total	$193,371	$191,637	$238,653	$237,810

Financial Instruments. Our financial instruments as of September 30, 2023 and December 31, 2022 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

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

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$5,457	$-	$5,457	$5,318	$-	$5,318
Short-term investments:
Asset-backed securities	-	-	-	-	71	71
Total	$5,457	$-	$5,457	$5,318	$71	$5,389

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

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Convertible Notes (par value)	$425,000	$414,694	$-	$-
2021 Credit Agreement (carrying value including current maturities):
Term Loan	135,000	135,000	140,625	140,625
Revolver	15,000	15,000	275,000	275,000

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair value of our credit agreement was estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows (in thousands):

January 1, 2023, balance	$304,036
Adjustments related to prior acquisitions	(20)
Impairment charge related to Keydok, LLC	(1,118)
Effects of changes in foreign currency exchange rates	98
September 30, 2023, balance	$302,996

See Notes 5 and 6 for further discussion of management's decision to shut down Keydok, LLC ("Keydok") resulting in the impairment charge recorded above.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist primarily of acquired customer contracts and software. As of September 30, 2023 and December 31, 2022, the carrying values of these assets were as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$165,422	$(127,490)	$37,932	$165,497	$(120,080)	$45,417
Software	176,192	(159,451)	16,741	173,111	(150,337)	22,774
Total other intangible assets	$341,614	$(286,941)	$54,673	$338,608	$(270,417)	$68,191

The total amortization expense related to other intangible assets for the third quarters of 2023 and 2022 were $6.4 million and $6.9 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $19.5 million and $21.8 million, respectively. Based on the September 30, 2023 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2023 - $25.7 million; 2024 - $15.8 million; 2025 - $11.3 million; 2026 - $7.8 million; and 2027 - $3.1 million.

Customer Contract Costs. As of September 30, 2023 and December 31, 2022, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$91,510	$(38,174)	$53,336	$85,336	$(30,601)	$54,735

The total amortization expense related to customer contract costs for the third quarters of 2023 and 2022 were $5.0 million and $3.8 million, respectively, and for the nine months ended September 30, 2023 and 2022 were $14.4 million and $14.2 million, respectively.

4. DEBT

Our long-term debt, as of September 30, 2023 and December 31, 2022, was as follows (in thousands):

	September 30, 2023	December 31, 2022
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 15, 2028, cash interest at 3.875%	$425,000	$-
Less – deferred financing costs	(13,864)	-
2023 Convertible Notes, net of unamortized discounts	411,136	-
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 7.115% at September 30, 2023)	135,000	140,625
Less – deferred financing costs	(2,638)	(2,656)
2021 Term Loan, net of unamortized discounts	132,362	137,969
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 7.115% at September 30, 2023)	15,000	275,000
Total debt, net of unamortized discounts	558,498	412,969
Current portion of long-term debt, net of unamortized discounts	(22,500)	(37,500)
Long-term debt, net of unamortized discounts	$535,998	$375,469

2023 Convertible Notes. In September 2023, we completed an offering of $425.0 million of 3.875% senior convertible notes due September 15, 2028 (the "2023 Convertible Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2023 Convertible Notes are unsecured obligations and will pay 3.875% annual cash interest, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2024.

The 2023 Convertible Notes will be convertible at the option of the noteholders before June 15, 2028 upon the occurrence of certain events. On or after June 15, 2028 and until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert all or any portion of their notes at any time regardless of these conditions. We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of September 30, 2023, none of the conditions to early convert have been met.

The 2023 Convertible Notes will be convertible at an initial conversion rate of 14.0753 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $71.05 per share of our common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. Under the terms of the 2023 Convertible Notes, we will adjust the conversion rate for any quarterly dividends exceeding $0.28 per share.

Holders may require us, subject to certain conditions, to repurchase all or a portion of their 2023 Convertible Notes for cash upon the occurrence of a fundamental change (as defined in the Indenture related to the 2023 Convertible Notes (“2023 Notes Indenture”)). The repurchase price will be equal to the principal amount thereof plus accrued and unpaid interest to, but excluding, the repurchase date.

We may not redeem the 2023 Convertible Notes prior to September 21, 2026. On or after September 21, 2026, we may redeem for cash all or part of the 2023 Convertible Notes, subject to a partial redemption limitation that requires at least $100.0 million of the principal amount of the 2023 Convertible Notes to remain outstanding if the last reported sales price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will equal the principal amount of the 2023 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund has been established for the 2023 Convertible Notes.

The 2023 Notes Indenture includes customary terms, including certain events of default after which the 2023 Convertible Notes may be due and payable immediately. The 2023 Notes Indenture contains customary affirmative covenants, including a reporting covenant.

In September 2023, in connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). We used $34.3 million of the net proceeds from the offering of the 2023 Convertible Notes to pay the premiums of the Capped Call Transactions.

The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.45

The Capped Call Transactions are expected generally to reduce the potential dilution to the common stock upon conversion of the 2023 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2023 Convertible Notes, in the event that the market price per share of common stock (as measured under the terms of the Capped Call Transactions) is greater than the strike price of the Capped Call Transactions. The strike price of the Capped Call Transactions initially corresponds to the initial conversion price of the 2023 Convertible Notes, or approximately $71.05 per share of our common stock. The Capped Call Transactions have an initial cap price of approximately $96.52 per share of our common stock, which represents a premium of 80% over the last reported sale price of our common stock on the date the 2023 Convertible Notes were issued, subject to certain adjustments under the terms of the Capped Call Transactions.

The Capped Call Transactions are separate transactions, entered into by us with the Option Counterparties. They are not part of the terms of the 2023 Convertible Notes and do not change the holders’ rights under the 2023 Convertible Notes. Holders of the 2023 Convertible Notes do not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they meet the criteria for equity classification. The premiums paid for the Capped Call Transactions of $34.3 million have been included as a reduction to additional paid-in capital, net of $7.9 million of deferred income taxes.

The proceeds from the sale of the 2023 Convertible Notes, net of financing costs, were $411.0 million. We used the net proceeds to: (i) repay the principal amount of $275.0 million of outstanding borrowings under our $450.0 million, five-year revolving loan facility (the "2021 Revolver"); (ii) repurchase 1.7 million shares of our common stock for $90.1 million in privately negotiated transactions, concurrently with the pricing of the offering of the 2023 Convertible Notes; and (iii) pay the $34.3 million premium for the Capped Call Transactions. The remaining net proceeds were used for general corporate purposes.

In conjunction with the closing of the 2023 Convertible Notes, we incurred financing costs of $14.0 million which are being amortized to interest expense using the effective interest method through maturity.

2021 Credit Agreement. During the nine months ended September 30, 2023, we made $5.6 million of principal repayments on our $150.0 million aggregate principal five-year term loan (the “2021 Term Loan”). In conjunction with the issuance of the 2023 Convertible Notes, we repaid $275.0 million on our 2021 Revolver. As of September 30, 2023, we had $15.0 million outstanding on our 2021 Revolver, leaving $435.0 million available to us.

As of September 30, 2023, the interest rate on our 2021 Term Loan and our 2021 Revolver was 7.115% (adjusted SOFR, credit spread adjustment of 0.10%, plus 1.625% per annum), effective through December 2023, and our commitment fee on the unused 2021 Revolver was 0.20%.

The interest rates under the 2021 Credit Agreement are based upon our choice of an adjusted SOFR rate plus an applicable margin of 1.375% - 2.125%, or an alternate base rate (“ABR”) plus an applicable margin of 0.375% - 1.125%, with the applicable margin, being determined in accordance with our then-net secured total leverage ratio. We pay a commitment fee of 0.150% - 0.325% of the average daily unused amount of the 2021 Revolver, with the commitment fee rate being determined in accordance with our then-net secured total leverage ratio.

In April 2023, we entered into the First Amendment to the 2021 Credit Agreement (the “First Amendment”). The First Amendment replaced the interest rate benchmark, from LIBOR to the Secured Overnight Financing Rate ("SOFR"), and all references to “Eurodollar Borrowing(s)” or “Eurodollar Loans” were replaced with “Term SOFR Borrowing(s)” or “Term

SOFR Loans”. Any loan amounts outstanding at the effective date of the First Amendment continued to bear interest at the applicable LIBOR rate until the end of the interest election period applicable to such loan. All Term SOFR Loans are subject to a 0.10% credit spread adjustment.

In September 2023, we entered into the Second Amendment to the 2021 Credit Agreement (the “Second Amendment”). The Second Amendment permits the issuance and sale of the 2023 Convertible Notes and the related Capped Call Transactions (described above). In conjunction with the Second Amendment, we incurred financing costs of $0.5 million.

5. ACQUISITIONS

Keydok, LLC. On September 14, 2021, we acquired Keydok, a digital identity and document management platform provider, headquartered in Mexico. In March 2023, we decided to dissolve the Keydok business. See Note 6 for additional discussion.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ) and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining escrowed funds of approximately $2 million to be paid through the first quarter of 2025, subject to certain reductions, as applicable. As of September 30, 2023, $1.2 million of the escrowed funds had been paid.

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

6. RESTRUCTURING AND REORGANIZATION CHARGES

During the third quarters of 2023 and 2022, we recorded restructuring and reorganization charges of $1.2 million and $14.2 million, respectively, and for the nine months ended September 30, 2023 and 2022, we recorded restructuring and reorganization charges of $8.4 million and $46.3 million, respectively.

During the nine months ended September 30, 2023 we implemented the following restructuring and reorganizational activities:

•
In March 2023, we decided to dissolve the Keydok business, which we had acquired in September of 2021. As a result, we recorded net impairment charges of $1.2 million, to include the write-off of the acquired goodwill. We also subsequently terminated approximately 30 Mexico-based employees, which resulted in restructuring charges related to involuntary terminations of $1.6 million.
•
We reduced our workforce by approximately 82 employees, mainly in the U.S., as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $2.2 million.
•
We modified three of our real estate leases, at previously closed locations in India and the United States, resulting in earlier termination dates and the recognition of a $4.3 million gain. We also recorded $0.5 million of additional operating lease right-of-use asset impairments.
•
During the second quarter of 2023 we exited a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expense of $3.6 million, of which $1.8 million has been paid and $1.8 million was accrued as of September 30, 2023.

The activity in the restructuring and reorganization reserves during the nine months ended September 30, 2023 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2023, balance	$2,491	$-	$2,491
Charged to expense during period	3,801	4,620	8,421
Cash payments	(6,570)	(4,407)	(10,977)
Adjustment for asset impairment	-	(1,675)	(1,675)
Adjustment for gain on lease modifications	-	4,349	4,349
Adjustment for accelerated depreciation	-	(394)	(394)
Other	688	-	688
September 30, 2023, balance	$410	$2,493	$2,903

As of September 30, 2023, $2.9 million of the restructuring and reorganization reserves were included in current liabilities.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit. As of September 30, 2023, we had $1.9 million of restricted assets used to collateralize these guarantees, with $1.2 million included in cash and cash equivalents and $0.7 million included in other non-current assets.

We have performance guarantees in the form of surety bonds and money transmitter bonds, both issued through a third-party that are not required to be on our Balance Sheet. As of September 30, 2023, we had performance guarantees of $4.3 million. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of September 30, 2023, we had total aggregate money transmitter bonds of $19.9 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to platform availability and timeliness of service delivery. As of September 30, 2023, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2023. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to common shares is included in the following table (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic weighted-average common shares	30,097	30,941	30,381	31,219
Dilutive effect of restricted common stock	187	218	159	268
Diluted weighted-average common shares	30,284	31,159	30,540	31,487

The dilutive effect of restricted common stock is computed using the treasury stock method. The dilutive effect of the 2023 Convertible Notes is computed using the if-converted method and will only have an effect in those quarterly periods in which our average stock price exceeds the current effective conversion price.

Potentially dilutive common shares related to non-participating unvested restricted stock and stock warrants were excluded from the computation of diluted EPS, as the effect was anti-dilutive, and were not material in any period presented. Stock warrants (see Note 9) will only have a dilutive effect upon vesting in those periods in which our average stock price exceeds the exercise price of $26.68 per warrant.

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the third quarter and nine months ended September 30, 2023, we repurchased approximately 1,991,000 shares of our common stock for $107.0 million (weighted-average price of $53.73 per share). During the third quarter of 2022 we repurchased approximately 488,000 shares of our common stock for $27.9 million (weighted-average price of $57.27 per share), and during the nine months ended September 30, 2022 we repurchased approximately 1,114,000 shares of our common stock for $65.5 million (weighted-average price of $58.80 per share), respectively.

The repurchases during third quarter of 2023 were executed as follows:

•
In August 2023, we entered into an SEC Rule 10b5-1 Plan under which we repurchased approximately 275,000 shares of our common stock for $15.0 million (weighted-average price of $54.65 per share). This plan was terminated by us in early September 2023.
•
In September 2023, and concurrent with the pricing of the offering of the 2023 Convertible Notes, we repurchased approximately 1,680,000 million shares of our common stock for $90.1 million (weighted-average price of $53.62 per share) in privately negotiated transactions effected through one of the initial purchasers of the offering or its affiliate, as our agent.
•
In September 2023, we entered into a second SEC Rule 10b5-1 Plan under which we repurchased approximately 36,000 shares of our common stock for $1.9 million (weighted-average price of $52.13 per share). This plan will remain in effect, unless terminated by us or by the provisions of the plan, through the earlier of: (i) December 31, 2024; or (ii) when an aggregate purchase price of $100.0 million of our common stock is repurchased under the plan.

As part of the 2022 Inflation Reduction Act, effective January 1, 2023, a one percent excise tax is imposed on net share repurchases during the year. As of September 30, 2023, we accrued $0.9 million for the excise tax which is included as a cost of treasury stock, however this is not reflected in the share repurchase amounts above.

As of September 30, 2023, the total remaining number of shares available for repurchase pursuant to the prior authorization (as defined below) under the Stock Repurchase Program totaled 0.1 million shares. In August 2023, our Board authorized an additional $100.0 million of repurchases under the Stock Repurchase Program in addition to, and after the repurchase of, the remaining 0.1 million shares under the prior authorization.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the third quarters of 2023 and 2022, we repurchased and then cancelled approximately 3,000 shares of common stock for $0.1 million and approximately 7,000 shares of common stock for $0.4 million, respectively, and during the nine months ended September 30, 2023 and 2022 we repurchased and then cancelled approximately 171,000 shares of common stock for $9.6 million and approximately 132,000 shares of common stock for $8.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Stock Incentive Plan. In August 2023, we increased the number of shares of our common stock authorized and reserved for issuance under the Amended and Restated 2005 Stock Incentive Plan by 2.9 million shares to a total of 27.9 million shares. This increase was approved by our stockholders at our 2023 Annual Meeting.

Cash Dividends. During the third quarter of 2023, our Board approved a quarterly cash dividend of $0.28 per share of common stock, totaling $8.7 million. During the third quarter of 2022, our Board approved a quarterly cash dividend of $0.265 per share of common stock, totaling $8.4 million. Dividends declared for the nine months ended September 30, 2023 and 2022 totaled $26.4 million and $25.4 million, respectively.

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

As of September 30, 2023, 1.0 million Stock Warrants remain issued, none of which have vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. A summary of our unvested restricted common stock activity during the quarter and nine months ended September 30, 2023 is as follows (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2023		September 30, 2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,334	$53.44	1,147	$53.34
Awards granted	13	53.29	701	51.69
Awards forfeited/cancelled	(69)	53.07	(99)	53.30
Awards vested	(9)	53.17	(480)	50.30
Unvested awards, ending	1,269	$53.46	1,269	$53.46

Included in the awards granted during the nine months ended September 30, 2023 are awards issued to members of executive management and certain key employees in the form of: (i) performance-based awards of approximately 134,000 restricted common stock shares, which vest in the first quarter of 2025 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 45,000 restricted common stock shares, which vest in the first quarter of 2026 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards become fully vested upon a change in control, as defined, and the subsequent involuntary termination of employment.

The other restricted common stock shares granted during the nine months ended September 30, 2023 are primarily time-based awards, which vest annually over two to three years with no restrictions other than the passage of time. Certain shares of the restricted common stock become fully vested upon a change in control, as defined, involuntary terminations of employment, or death.

We recorded stock-based compensation expense for the third quarters of 2023 and 2022 of $7.2 million and $8.7 million, respectively, and for the nine months ended September 30, 2023 and 2022 of $21.3 million and $20.8 million, respectively.

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

Management Overview of Quarterly Results

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2023, when compared to the third quarter of 2022, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2023	September 30, 2022
Revenue	$286,868	$273,308
Transaction fees (1)	20,314	18,177
Operating Results:
Operating income	$32,731	$19,977
Operating margin percentage	11.4%	7.3%
Diluted EPS	$0.62	$0.40
Supplemental Data:
Restructuring and reorganization charges (2)	$1,152	$14,193
Executive transition costs	1,148	27
Acquisition-related costs:
Amortization of acquired intangible assets	2,996	3,405
Transaction-related costs	(40)	495
Stock-based compensation (2)	7,216	8,650
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

Revenue. Revenue for the third quarter of 2023 was $286.9 million, a 5.0% increase when compared to revenue of $273.3 million for the third quarter of 2022. The increase can be mainly attributed to the continued growth of our revenue management solutions.

Operating Results. Operating income for the third quarter of 2023 was $32.7 million, or an 11.4% operating margin percentage, compared to $20.0 million, or a 7.3% operating margin percentage for the third quarter of 2022. The increase in operating income can be mainly attributed to the $13.0 million decrease in restructuring and reorganization charges between years.

Diluted EPS. Diluted EPS for the third quarter of 2023 was $0.62 compared to $0.40 for the third quarter of 2022, with the increase mainly attributed to the higher operating income in the third quarter of 2023, discussed above.

Cash and Cash Flows. As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $146.7 million, as compared to $146.2 million as of June 30, 2023, and $150.4 million as of December 31, 2022. Our cash flows provided by operating activities for the third quarter of 2023 were $24.6 million. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

Customer Concentration. A large percentage of our historical revenue has been generated from our two largest customers, which are Charter Communications Inc. (“Charter”) and Comcast.

Revenue from these customers for the indicated periods was as follows (in thousands, except percentages):

	Quarter Ended
	September 30, 2023		June 30, 2023		September 30, 2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$59,432	21%	$60,175	21%	$57,974	21%
Comcast	53,653	19%	53,757	19%	53,533	20%

During the first quarter of 2023 we completed the consolidation of Charter's residential and small and medium business internet, video, and landline voice customers that began in late 2021.

The percentages of net billed accounts receivable balances attributable to our largest customers as of the indicated dates were as follows:

	As of
	September 30, 2023	June 30, 2023	December 31, 2022
Charter	21%	23%	22%
Comcast	17%	18%	17%

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

A copy of the Agreement, with confidential information redacted, is included as Exhibit 10.25 in our periodic filings with the SEC.

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

Results of Operations

Revenue. Total revenue for the: (i) third quarter of 2023 was $286.9 million, a 5.0% increase when compared to $273.3 million for the third quarter of 2022; and (ii) nine months ended September 30, 2023 was $871.9 million, a 9.0% increase when compared to $799.9 million for the nine months ended September 30, 2022. These increases in revenue are primarily attributed to the continued growth of our revenue management solutions as we generated continued year-over-year growth in our SaaS and related solutions revenue driven mainly by conversion of customer accounts onto our solutions, increased usage of our other ancillary services, and higher payment volumes. Additionally, the first quarter of 2023 saw strong software and services revenue due to the timing of the closure of software license upgrades and from our communication design and delivery centers. In the first quarter of 2023, we also completed the final conversions of Charter's customer accounts onto our platforms, converting over nine million customer accounts since June 2022 and more than fourteen million in total.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the third quarters and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Americas (principally the U.S.)	$246,880	$233,733	$746,299	$679,002
Europe, Middle East, and Africa	25,502	28,336	88,795	88,878
Asia Pacific	14,486	11,239	36,840	31,996
Total revenue	$286,868	$273,308	$871,934	$799,876

Total Operating Expenses. Total operating expenses for the: (i) third quarter of 2023 were $254.1 million, a 0.3% increase when compared to $253.3 million for the third quarter of 2022; and (ii) nine months ended September 30, 2023 were $772.8 million, a 2.2% increase when compared to $756.2 million for the nine months ended September 30, 2022. The increases in total operating expenses are reflective of the higher revenue between periods, to include increased employee-related costs, partially offset by the decreases in restructuring and reorganization charges, discussed below.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the: (i) third quarter of 2023 was $152.7 million, a 10.3% increase when compared to $138.5 million for the third quarter of 2022; and (ii) nine months ended September 30, 2023 was $458.9 million, a 10.6% increase when compared to $415.0 million for the nine months ended September 30, 2022. The increase in cost of revenue between periods is reflective of the increase in revenue year-over-year, to include increased employee-related costs. Total cost of revenue as a percentage of revenue for the: (i) third quarters of 2023 and 2022 was 53.2% and 50.7%, respectively; and (ii) nine months ended September 30, 2023 and 2022 was 52.6% and 51.9%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the: (i) third quarter of 2023 was $35.3 million, a 1.3% decrease when compared to $35.8 million for the third quarter of 2022; and (ii) nine months ended September 30, 2023 was $107.4 million, a 3.9% increase when compared to $103.4 million for the nine months ended September 30, 2022. The year-to-date increase in R&D expense is mainly attributed to higher employee-related costs. As a percentage of total revenue, R&D expense for the: (i) third quarters of 2023 and 2022 was 12.3% and 13.1%, respectively; and (ii) nine months ended September 30, 2023 and 2022 was 12.3% and 12.9%, respectively.

Our R&D efforts are focused on the evolution of our solutions that enable our customers to launch, monetize, and scale new digital services quickly and across any channel, while delivering an exceptional customer experience.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the: (i) third quarter of 2023 was $59.1 million, relatively consistent when compared to $59.0 million for the third quarter of 2022; and (ii) nine months ended September 30, 2023 was $180.9 million, a 4.1% increase when compared to $173.8 million for the nine months ended September 30, 2022. The year-to-date increase in SG&A expense is primarily attributed to increases in employee-related costs, to include incentive compensation, offset to a certain degree by lower building related costs due to our office closures in 2022. Our SG&A costs as a percentage of total revenue for the: (i) third quarters of 2023 and 2022 were 20.6% and 21.6%, respectively; and (ii) nine months ended September 30, 2023 and 2022 were 20.8% and 21.7%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the: (i) third quarter of 2023 were $1.2 million, a $13.0 million decrease when compared to $14.2 million for the third quarter of 2022; and (ii) nine months ended September 30, 2023 were $8.4 million, a $37.9 million decrease when compared to $46.3 million for the nine months ended September 30, 2022. The restructuring and reorganization charges for the third quarter and nine months ended September 30, 2023 relate mainly to the following:

•
a reduction in workforce resulting in restructuring charges related to involuntary terminations of $0.4 million and $3.8 million, respectively;
•
real estate restructuring charges to include impairment charges of zero and $0.5 million, respectively, as we continue to rationalize our real estate footprint to reflect our flexible work approach, and three lease modifications at previously closed locations resulting in earlier termination dates, resulting in gains of $0.5 million and $4.3 million, respectively;
•
exit of a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018 resulting in $3.6 million of expense in the second quarter of 2023; and
•
net impairment charges of $1.2 million recorded in the first quarter of 2023 related to the dissolution of the Keydok business.

See Note 6 to our Financial Statements for additional discussion.

Operating Income. Operating income for the: (i) third quarter of 2023 was $32.7 million, or 11.4% of total revenue, compared to $20.0 million, or 7.3% of total revenue for the third quarter of 2022; and (ii) nine months ended September 30, 2023 was $99.1 million, or 11.4% of total revenue, compared to $43.7 million, or 5.5% of total revenue, for the nine months ended September 30, 2022. The increase in operating income can be mainly attributed to lower restructuring and reorganization charges, discussed above, with the year-to-date increase also attributed to higher revenue and improved profitability.

Interest Expense. Interest expense for the: (i) third quarter of 2023 was $8.0 million, a $3.7 million increase when compared to $4.3 million for the third quarter of 2022; and (ii) nine months ended September 30, 2023 was $23.1 million, a $12.8 million increase when compared to $10.3 million for the nine months ended September 30, 2022. Our interest expense relates primarily to our 2021 Credit Agreement. The increase in interest expense between periods can be attributed to rising interest rates and a higher average outstanding debt balance during 2023.

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

Other, net. Other, net for the: (i) third quarter of 2023 was $0.8 million of other income, a $2.0 million change when compared to $2.8 million of other income for the third quarter of 2022; and (ii) nine months ended September 30, 2023 was $3.0 million of other expense, a $9.0 million change when compared to $6.0 million of other income for the nine months ended September 30, 2022, with the changes primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the third quarters and nine months ended September 30, 2023 and 2022 were as follows:

Quarter Ended		Nine Months Ended
September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
30%	33%	29%	26%

Our estimated full year 2023 effective income tax rate is approximately 29%.

The effective income tax rate for the third quarter of 2022 was impacted by the timing of certain discrete tax items during the quarter. The full year 2022 effective income tax rate was 28%.

Liquidity

Cash and Liquidity. As of September 30, 2023, our principal sources of liquidity included cash, cash equivalents, and short-term investments of $146.7 million, compared to $146.2 million as of June 30, 2023, and $150.4 million as of December 31, 2022. We generally invest our excess cash balances in low-risk, short-term investments to limit our exposure to market and credit risks.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026. As of September 30, 2023, we had $15.0 million outstanding on the 2021 Revolver, leaving $435.0 million available to us. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of September 30, 2023, and the date of this filing, we believe that we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2023	December 31, 2022
Americas (principally the U.S.)	$108,705	$91,569
Europe, Middle East and Africa	24,950	49,099
Asia Pacific	13,075	9,768
Total cash, equivalents, and short-term investments	$146,730	$150,436

We generally have ready access to substantially all of our cash, cash equivalents, and short-term investment balances, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of September 30, 2023 and December 31, 2022, we had $1.2 million and $1.0 million, respectively, of cash restricted as to use primarily to collateralize guarantees and outstanding letters of credit included in our total cash, cash equivalents, and short-term investments balance. In addition, as of September 30, 2023 and December 31, 2022, we had $193.4 million and $238.7 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

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

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2023:
March 31 (1)	$50,158	$(34,761)	$15,397
June 30	26,539	(14,153)	12,386
September 30	34,618	(10,036)	24,582
Total	$111,315	$(58,950)	$52,365

2022:
March 31 (1)	$49,687	$(55,236)	$(5,549)
June 30 (2)	36,881	(44,597)	(7,716)
September 30	35,852	(13,014)	22,838
Total	$122,420	$(112,847)	$9,573
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

Our gross and net billed trade accounts receivable and related allowance for doubtful accounts receivable (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2023:
March 31	$261,028	$(5,254)	$255,774	68
June 30	260,928	(4,618)	256,310	65
September 30	279,892	(4,731)	275,161	66

2022:
March 31	$243,292	$(4,924)	$238,368	70
June 30	241,682	(5,105)	236,577	66
September 30	243,829	(4,998)	238,831	66

As of September 30, 2023 and 2022, approximately 93%, for both periods, of our net billed accounts receivable balance were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $30.8 million to $83.6 million as of September 30, 2023, from $52.8 million as of December 31, 2022, due primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or delayed. Unbilled accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.

Purchases/Sales of Short-Term Investments

During the nine months ended September 30, 2023 and 2022, we sold (or had mature) $0.1 million and $27.4 million, respectively, of short-term investments. We continually evaluate the appropriate mix of our investment of excess cash balances between cash equivalents and short-term investments in order to maximize our investment returns and liquidity.

Purchases of Software, Property and Equipment

Our capital expenditures for the nine months ended September 30, 2023 and 2022 for software, property and equipment were $22.9 million and $31.6 million, respectively, and consisted principally of investments in: (i) communication design and delivery center equipment and infrastructure; (ii) software and related equipment; (iii) computer hardware; and (iv) leasehold improvements and related infrastructure for our new corporate headquarters.

Cash Flows from Financing Activities. Our financing activities typically consist of activities associated with our common stock, long-term debt, and settlement and merchant reserve activity, discussed below. Additionally, during the nine months ended September 30, 2023, we made the following deferred acquisition payments: (i) Kitewheel deferred purchase price payment of $2.0 million; and (ii) DGIT earn-out and escrowed payments of $1.2 million.

Cash Dividends Paid on Common Stock

During the nine months ended September 30, 2023 and 2022, the Board approved dividends totaling $26.4 million and $25.4 million, respectively, and we made dividend payments of $26.2 million and $25.4 million, respectively, with the differences between the amount approved and paid attributed to dividends on accrued unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During the nine months ended September 30, 2023 and 2022, we repurchased approximately 1,991,000 and 1,114,000 shares of our common stock, respectively, under the guidelines of our Stock Repurchase Program for $107.0 million and $65.5 million, respectively.

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2023 and 2022, we repurchased from our employees and then cancelled approximately 171,000 and 132,000 shares of our common stock, respectively, for $9.6 million and $8.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Through the nine months ended September 30, 2023 and 2022, we have paid $116.4 million and $73.4 million, respectively, for our total repurchases of common stock, with the differences when compared to the amounts purchased attributed to the timing of the settlement.

See Note 9 to our Financial Statements for additional discussion of our repurchases of common stock.

Long-term Debt

During the nine months ended September 30, 2023, we borrowed $45.0 million under our 2021 Revolver for general corporate purposes and subsequently repaid $30.0 million. In September 2023, we issued the 2023 Convertible Notes offering and received proceeds of $425.0 million. We used a portion of these proceeds to repay $275.0 million of our 2021 Revolver balance and pay the $34.3 million premiums for the Capped Call Transactions.

Additionally, during the nine months ended September 30, 2023, we paid deferred financing costs of $13.5 million, of which $13.0 million related to the 2023 Convertible Notes and $0.5 million related to the Second Amendment to the 2021 Credit Agreement.

During the nine months ended September 30, 2022, we borrowed $290.0 million under our 2021 Revolver using $242.3 million to settle our 2016 Convertible Notes, and the remainder for general corporate purposes.

Additionally, during the nine months ended September 30, 2023 and 2022, we made principal repayments on our 2021 Term Loan of $5.6 million during each period.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the nine months ended September 30, 2023 and 2022, we had net settlement and merchant reserve activity of ($46.2) million and ($13.9) million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payment processing services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash, Cash Equivalents, and Short-term Investments. As of September 30, 2023, we had cash, cash equivalents, and short-term investments of $146.7 million, of which approximately 69% is in U.S. dollars and held in the U.S. Included in cash and cash equivalents is $1.2 million of restricted cash. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2021 Credit Agreement, we have a $450.0 million revolving loan facility, our 2021 Revolver. As of September 30, 2023, we had $15.0 million outstanding on our 2021 Revolver, leaving $435.0 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of September 30, 2023, the total remaining number of shares available for repurchase pursuant to the prior authorization under the Stock Repurchase Program totaled 0.1 million shares. In August 2023, our Board authorized an additional $100.0 million of repurchases under the Stock Repurchase Program in addition to, and after the repurchase of, the remaining 0.1 million shares under the prior authorization. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the nine months ended September 30, 2023, we repurchased approximately 1,991,000 shares of our common stock for $107.0 million (weighted-average price of $53.73 per share).

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2023, we repurchased from our employees and then cancelled approximately 171,000 shares of our common stock for $9.6 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Cash Dividends. During the nine months ended September 30, 2023, the Board declared dividends totaling $26.4 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•
Acquisitions. As a result of our acquisition activity, we have the following potential future obligations:
o
The 2021 Kitewheel, LLC purchase acquisition agreement includes deferred purchase price payments. During the third quarter of 2023, we paid $2.0 million, with the remaining $2.0 million to be paid on July 1, 2024.
o
The 2021 DGIT acquisition purchase price includes escrowed funds of approximately $2 million to be paid through the first quarter of 2025, subject to certain reductions, as applicable. Through September 30, 2023, we have made total escrowed payments of $1.2 million.

Additionally, there are provisions for up to approximately $13 million of potential future earn-out payments through September 30, 2025. Through September 30, 2023, we have made earn-out payments of $0.3 million.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreements. During the nine months ended September 30, 2023, we exited out of a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expense of $3.6 million, of which $1.8 million was paid in the second quarter of 2023, with the remaining $1.8 million to be paid in 2024.

Additionally, in October 2023, we exited out of a second reseller agreement, which we will pay a total of $6.3 million, with $3.8 million to be paid in 2024, $1.3 million in 2025, and the remainder in 2026.

•
Capital Expenditures. During the nine months ended September 30, 2023, we spent $22.9 million on capital expenditures.
•
Stock Warrants. In 2014, we issued stock warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts onto our solutions. Once vested, Comcast may exercise the stock warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the stock warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of September 30, 2023, 1.0 million stock warrants remain issued, none of which are vested.

The stock warrants are discussed in more detail in Note 9 to our Financial Statements.

•
Long-Term Debt. As of September 30, 2023, our long-term debt consisted of our 2023 Convertible Notes in the principal aggregate amount of $425.0 million and our 2021 Credit Agreement which includes: (i) outstanding 2021 Term Loan borrowings of $135.0 million; and (ii) outstanding 2021 Revolver borrowings of $15.0 million.

2023 Convertible Notes

The proceeds from the sale of the 2023 Convertible Notes, net of financing costs, were $411.0 million. We used the net proceeds to: (i) repay the principal amount of $275.0 million of outstanding borrowings under our 2021 Revolver; (ii) repurchase 1.7 million shares of our common stock for $90.1 million; and (iii) pay the $34.3 million premiums for the Capped Call Transactions. The remaining net proceeds were used for general corporate purposes.

Although the 2023 Convertible Notes are convertible at the option of the note holders before June 15, 2028 upon the occurrence of certain events, during the next twelve months there are no scheduled conversion triggers. As a result, we expect our required debt service cash outlay during the next twelve months for the 2023 Convertible Notes to be limited to interest payments of $16.5 million.

2021 Credit Agreement

The mandatory repayments for the next twelve months under our 2021 Credit Agreement are $7.5 million and the cash interest expense (based upon then-current interest rates) for the 2021 Term Loan and 2021 Revolver (assuming the current amount outstanding, no further amounts are borrowed, and the amount is not voluntarily repaid) are $9.6 million and $1.1 million, respectively. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2023, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents, short-term investments and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2023 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The current interest rates on our 2021 Credit Agreement are based upon an adjusted SOFR rate (including 0.10% credit spread adjustment) plus an applicable margin, or an ABR plus an applicable margin. See Note 4 to our Financial Statements for further details related to our long-term debt.

A hypothetical adverse change of 10% in the September 30, 2023 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash Equivalents and Short-Term Investments. Our cash and cash equivalents as of September 30, 2023 and December 31, 2022 were $146.7 million and $150.4 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments and short-term investments. Our cash equivalents are invested primarily in institutional money market funds held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Our short-term investments as of September 30, 2023 and December 31, 2022 were zero and $0.1 million, respectively. Currently, we utilize short-term investments as a means to invest our excess cash only in the U.S. The day-to-day management of our short-term investments is performed by a large financial institution in the U.S., using strict and formal investment guidelines approved by our Board. Under these guidelines, short-term investments are limited to certain acceptable investments with a: (i) maximum maturity; (ii) maximum concentration and diversification; and (iii) minimum acceptable credit quality. At this time, we believe we have minimal liquidity risk associated with the short-term investments included in our portfolio.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of September 30, 2023 and December 31, 2022, we had $193.4 million and $238.7 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of September 30, 2023, the fair value of the 2023 Convertible Notes was estimated at $414.7 million, using quoted market prices.

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

During the nine months ended September 30, 2023, we generated approximately 88% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of September 30, 2023 and December 31, 2022, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	September 30, 2023		December 31, 2022
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(4)	$1,243	$(119)	$601
Euro	(68)	2,645	(425)	1,992
U.S. Dollar	(282)	31,742	(597)	31,646
Other	(4)	1,718	(72)	503
Totals	$(358)	$37,348	$(1,213)	$34,742

A hypothetical adverse change of 10% in the September 30, 2023 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2022 Form 10-K. There were no material changes to the risk factors disclosed in our 2022 Form 10-K during the third quarter of 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the third quarter of 2023 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

				Stock Repurchase Program
Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2) (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3) (4)
July 1 - July 31	810	$51.92	-	2,107,047
August 1 - August 31	260,552	54.63	259,852	1,847,195	$100,000,000
September 1 - September 30	1,732,785	53.60	1,731,594	115,601	100,000,000
Total	1,994,147	$53.73	1,991,446
(1)
The total number of shares purchased that are not part of the Stock Repurchase Program includes shares purchased and cancelled in connection with stock incentive plans.
(2)
As of September 30, 2023, 115,601 shares remained available for repurchase with respect to our Board's prior authorization (the “prior authorization”) under our Stock Repurchase Program. The prior authorization expires in December 2024.
(3)
See Note 9 to our Financial Statements for additional information regarding our share repurchases.
(4)
In August 2023, we announced that our Board had authorized the repurchase of an additional $100.0 million of common stock (the “new repurchase authorization”) under our Stock Repurchase Program in addition to, and after the repurchase of, the remaining 0.1 million shares under the prior authorization. The new repurchase authorization has no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description

4.20 (1)	Indenture, dated September 11, 2023, between CSG Systems International, Inc. and U.S. Bank Trust Company, National Association, as trustee
4.25 (1)	Form of 3.875% Convertible Senior Note due 2028 (included as Exhibit A in Exhibit 4.20)
4.60B (2)	Second Amendment to Amended and Restated Credit Agreement, dated September 5, 2023
10.28A*	Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.28B*	Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.40 (1)	Form of Capped Call Confirmations
10.53D (3)	Transition Services Agreement with Kenneth M. Kennedy, dated September 27, 2023
10.53E (3)	Separation and Release Agreement with Kenneth M. Kennedy, dated September 28, 2023
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K for the event dated September 6, 2023.
(2)
Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K for the event dated September 5, 2023.
(3)
Incorporated by reference to the exhibit of the same number to the Registrant's Current Report on Form 8-K for the event dated August 30, 2023.

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2023

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lori J. Szwanek
Lori J. Szwanek
Chief Accounting Officer
(Principal Accounting Officer)