Form 10-K
period 2023-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2024-02-16
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was $1,169,844,848.

The number of shares of Registrant’s Common Stock outstanding as of February 13, 2024 was 29,443,284.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed on or prior to April 29, 2024, are incorporated by reference into Part III of this Report.

CSG SYSTEMS INTERNATIONAL, INC.

2023 FORM 10-K

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

Forward-looking statements relate to future events and typically address our expected future business and financial performance. Statements in this report that are not historical facts are forward-looking statements. Words such as "expect," "anticipate," "intend," "plan," "aspire," "believe," "seek," "see," "will," "would," "may," "target," and similar expressions and variations or negatives of these words, typically identify such forward-looking statements. These include, among others, statements relating to:

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
•
our ability to comply with applicable U.S. and international laws and regulations; and
•
risks related to a global pandemic.

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

Every company needs to make it easier for their consumer and enterprise customers to do business with them in the customers’ preferred channel of choice. They need to make it easier for customers to identify which product or service is right for them; easier to buy, procure, provision, and pay for their goods and services; easier to communicate with or get updates from them; and easier to modify the goods/services they buy. This is exactly where CSG’s SaaS platforms come in. Industry leaders in telecom, broadband cable, media, retail, healthcare, financial services, insurance, government, and other industries leverage the power of our technology to compete and win in the digital age.

Our 6,000-plus employees around the globe have made CSG a trusted technology leader and SaaS platform company to some of the biggest and most innovative brands around the world.

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

The power and capacity of 5G will fuel the growth of digital services across many industries including healthcare, education, transportation, agriculture, and manufacturing. This will change the way we work, live, and interact, bringing a new digital reality to everything we do. For Communication Service Providers ("CSPs"), it provides new revenue sources beyond connectivity, information, and communications services. For consumers, it enables personalized new digital capabilities in a simpler to consume and engage model. But, behind these ‘simple’ user experiences are complex B2B, B2C, and B2B2X platforms, rich collaboration ecosystems, and a web of partnerships which are underpinned by open application programming interfaces, or APIs, distributed architecture, and microservices technology. Our solutions are architected to bring speed, agility, and interoperability while maintaining the operational stability, security, reliability, and scalability needed to power these complex ecosystems. We enable companies to bring new services to market with hyper speed and scale with our revenue management platforms which are key to growing revenue and profits in a digital world.

Transformational Customer Experiences: We believe customer experience is the number one differentiator for businesses today. We help businesses "win" on this front by helping them be easier to do business with digitally in the moments that matter. We do this with our SaaS platforms that leverage AI technology and drives loyalty, growth, and cost efficiency across the customer lifecycle.

Some of the biggest communications, financial services, healthcare, and retail brands in the world rely on our solutions, expertise, and insights to enable better experiences and drive customer engagement and retention. Retaining and growing these consumer relationships is critical for industry leaders to continue to thrive and grow. Post-acquisition, we help these companies deliver differentiated experiences across digital channels creating engagements that are personalized, predictive, and proactive.

Our extensive customer analytics unlock critical insights from the trail of data footprints across websites, stores, emails, texts, and other channels throughout consumer journeys, enabling real-time decisions and personalized digital communication. Our data and orchestration approach utilizes AI to ignite exceptional experiences that fuel loyalty and growth by creating detailed profiles and propelling customized acquisition, engagement, and retention strategies. This translates into faster results, lower risk, and ultimately, better business outcomes for our customers.

Payments: We continue to see an increase in the velocity and the expectations from our merchants and partners that make digital payments table stakes for every facet of their customer's life – whether that be paying rent, property taxes, gym memberships, educational fees, or other goods and services.

We have been recognized as a leader in payments, providing a full end-to-end SaaS payments platform, allowing organizations to accept electronic check/ACH, debit and credit card payments, and offer the ability to receive funds quicker via same-day ACH. With one of the most robust and complete payments platforms in the market, we enable integrated software vendors ("ISV") to differentiate their solution stack by offering a fully customizable payments platform that seamlessly integrates into existing architectures to help their customers scale payments smarter and faster. Our all-in-one payments platform simplifies and enables businesses and governments to onboard merchants quickly, deliver ongoing innovation, and address the changing market demands in digital payments. Our platform handles tens of billions of dollars in payment volumes annually for approximately 114,000 active merchants and we do this all in a secure, PCI-compliant environment. With our advanced fraud identification and prevention, utilizing AI-driven behavioral analysis and detection, we are able to help entities optimize their revenue, minimize their losses, and most importantly, protect their reputation.

Taken in whole or in modules, our SaaS payments platform combined with our deep domain expertise, helps leading brands across different industries optimize their business processes and integrate critical back- and front-office technology platforms to create a differentiated customer experience, resulting in accelerated growth and profits.

Technology Innovation & Operations

Our customers are looking for the best, most modern, and cost-efficient technologies to solve their toughest business challenges. We continue to make meaningful investments in research and development (“R&D”), incorporating AI and other emerging technologies into our solutions, to ensure that we stay ahead of our customers’ needs, advancing our customers’ businesses as well as our own.

Our products are recognized by industry analysts as best-in-class in the areas of 5G/IOT monetization, financial services, technology, telecom, field service management, OSS/BSS, journey orchestration, journey analytics, customer experience, and integrated payments. In 2023 we made our debut in the Gartner Magic Quadrant for Configure, Price and Quote (“CPQ”). New Analyst leadership recognition for 2023 includes MGI Research for Agile Billing, Kaleido Intelligence for Data and Financial Clearing, and Frost and Sullivan for 5G Revenue Management and Monetization. We were also recipients of the TSG Best of Breed API Award for Payments in 2023. Additionally, analysts ranked CSG as a Leader in the Forrester Wave: Customer Journey Orchestration, SPARK Matrix: Customer Communication Management, SPARK Matrix: Customer Data Platform, SPARK Matrix: Journey Analytics, and SPARK Matrix: CPQ.

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

Why We Win

At CSG, many of our significant customer relationships span decades. To earn the right to do business with companies for that length of time, you need to be trusted, dependable, and innovative. You need to be bold, future-forward, relentlessly focused, passionate, customer-obsessed, people-centric, innovative – and most importantly – you need to deliver.

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

Accelerating our revenue growth: We continue to target accelerated long-term organic revenue growth and unlock significant value with disciplined strategic, financially-attractive acquisitions. Accelerating our growth will enable CSG to add scale and operating leverage in order to create greater customer and stockholder value. We look to acquire capabilities, proven product platforms, market share in high-growth industry verticals, and human capital talent. In today’s challenging macroeconomic environment, we will remain highly disciplined and strive to ensure that every acquisition meets our four criteria: strategic fit, culture/integration fit, financial fit, and risk/return profile.

Creating and leading with category-defining technology: Our broad portfolio of industry-leading solutions provide our customers with a competitive advantage. These solutions enable customers to efficiently manage their traditional businesses while being able to quickly deliver new digital services and incorporating AI to create a more personalized and relevant experience to their consumers. We will continually add relevant capabilities to what we do as a company, both in terms of our people and our solutions.

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

Customers

We work with some of the world’s leading brands in a wide variety of industry verticals. These range from working with leading CSPs like Charter, Comcast, MTN, Airtel Africa, DISH, Mobily, Verizon, AT&T, American Movil, and Telstra. Outside of the CSP space, we work with hundreds of other customers and approximately 114,000 active merchants including some of the largest financial services companies, three of the largest pharmacy retailers in the U.S., property management companies, and state and local governments.

Customers that represented 10% or more of our revenue for 2023 and 2022 were as follows (in millions, except percentages):

	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
Charter	$241	21%	$221	20%
Comcast	215	18%	214	20%

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

Sales and Marketing

We organize our sales efforts to customers primarily within our geographically dispersed, dedicated account teams, with senior level account managers who are responsible for winning new customers, expanding our business with existing customers, and renewing existing contracts. In addition, we have partnerships and alliances with leading industry participants. The account teams are supported by sales support personnel who are experienced in the various industry-leading solutions that we provide. And because our customers trust and depend on CSG, we have built a self-sustaining customer ecosystem that provides us with the opportunity to gain a greater share of our customers’ IT spend by cross-selling more solutions to them.

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

For a description of the risks associated with our intellectual property rights, see “Item 1A - Risk Factors – Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Position and Results of Operations,” and “Item 1A - Risk Factors – We Rely on A Limited Number of Third-Party Vendor Relationships to Execute Our Business Which Exposes Us to Supply Chain Disruptions, Costs Increases, and Cyberattacks”.

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
•
Winning with Talent by attracting and retaining the best, most diverse global talent; accelerating time to productivity, integration, and engagement; embedding sustainability and inclusion considerations into our strategy; and ensuring our global team members thrive in an inclusive environment. In addition to our already competitive pay and benefits, we continue to introduce many new benefits and programs that are designed to promote mental and physical wellness.
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

As of December 31, 2023, we employed over 6,000 people, of which approximately 45% were in our locations in Asia-Pacific and Australia, 38% were in our locations in North America, 10% were in our locations in Europe, the Middle East, and Africa, and 7% were in our locations in South and Central America.

As of December 31, 2023, our workforce was approximately 64% male, 36% female, and less than 1% nonbinary or undeclared. The race/ethnicity of our U.S. workforce was 67% White, 12% Asian, 7% Hispanic or Latino, 6% Black or African American, <1% American Indian/Alaskan Native, <1% Native Hawaiian/Pacific Islander, <1% other, 1% two or more races, and 5% unknown or undeclared.

We believe our employee relations are good and we work hard to constantly improve in this area.

Sustainability and Social Responsibility

We aspire to envision, invent, and create a better, more inclusive, and future ready world by channeling the power of all. To accomplish that, we are focusing on these key areas:

Expanding Our Community Impact: We support Community Based Organizations (“CBOs”) that provide underrepresented communities with the opportunity to participate, thrive, and make a lasting impact across the globe. We continue to expand our partnerships with CBOs like WeMakeChange and Earthday.org. In addition, we've continued our commitment to CSG's Global Days of Action, where we give every team member an opportunity (two free days) to volunteer their time giving back to the community.

Enhancing Our Environmental Stewardship: With employees in over 20 countries and serving customers globally, this is a vital and important focus area. We seek to work with partners that are committed to reducing and recycling waste, investing in green energy, and responsible sourcing to create a more sustainable future. Reducing global emissions is critical, and we recently announced our goal to become carbon neutral for Scope 1 and 2 greenhouse emissions by 2035. With the goal of reducing our environmental impact, we’ve established a baseline to drive improvement in our environmental performance as part of our ongoing business strategy and operating methods.

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

We operate in rapidly changing and evolving markets throughout the world addressing the complex needs of industry leaders in the telecom, broadband, cable media, retail, healthcare, financial services, insurance, government, and other industries. As a result, new risk factors will likely emerge and currently identified risk factors will likely evolve in their scope. Further, as we enter new market sectors as well as new geographic markets, we could be subject to new regulatory requirements that increase the risk of non-compliance and the potential for economic harm to us and our customers. Accordingly, the risk factors and any forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the following meaningful cautionary statements:

•
If any of the following risk factors should occur, it could have a material adverse effect on our business, financial position, results of operations, and/or trading price of our common stock.
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

Over the past decade, the global communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of CSPs, with greater size and scale, and there are possibilities of further consolidation. Consistent with this market concentration, we generate approximately 40% of our revenue from our two largest customers, Charter and Comcast, which each accounted for over 10% or more of our total revenue. See the Significant Customer Relationships section of MD&A for a brief summary of our business relationship with these customers.

There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. Such risks include, but are not limited to, a significant customer: (i) undergoing a formalized process to evaluate alternative providers for solutions and services we provide; (ii) terminating or failing to renew their contracts with us, in whole or in part, for any reason; (iii) significantly reducing the number of customer accounts processed on our solutions, the price paid for our solutions and services, or the scope of solutions and services that we provide; or (iv) experiencing financial or operating difficulties. Any such development could have a material adverse effect on our financial position and results of operations and/or the trading price of our common stock.

Our industry is highly competitive, and as a result, it is possible that a competitor could increase its footprint and share of customers serviced at our expense, or a customer could develop their own internal solutions. While our customers may incur costs in switching to our competitors or developing their own solutions, they may do so for a variety of reasons, including: (i) price; (ii) dissatisfaction with our solutions or service levels, including our ability to adequately protect their data; or (iii) dissatisfaction with our relationship.

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

The Delivery of Our Solutions is Dependent on a Variety of Computing and Processing Environments and Communications Networks, Including our Customer’s Systems and Networks, Which May Not Be Available or May Be Subject to Security Attacks.

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

Most recently, the global marketplace is experiencing an ever-increasing exposure to both the number and severity of cyber-attacks. In particular, ransomware attacks are becoming increasingly prevalent and can lead to significant reputational harm, loss of data, operational disruption, and significant monetary loss. Organized criminals, nation state threat actors, and motivated hacktivists have the possibility of impacting our Systems, Networks, data, and business operations, as well as our customers' systems, networks, data, and business operations. Neither we, nor our customers, may be able or willing to respond to any such attacks due to policy, laws, regulations, or other reasons. In addition, we continue to expand our use of third-party Systems and Networks with our solution offerings thereby permitting, for example, our customers’ customers to use the Internet to review account balances, order services, or execute similar account management functions. Access to Networks and Systems via the Internet has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the Systems’ reliability on the availability and performance of the Internet and end users’ infrastructure they obtain through other third-party providers.

The method, manner, cause, and timing of an extended interruption, outage, or security breach in third-party and/or the Networks or Systems are impossible to predict. As a result, there can be no assurances that these Networks and Systems will not fail or suffer a security breach or that the third-party and/or our business continuity or remediation plans will adequately mitigate the negative effects of a disruption or security breach to the Networks or Systems. Further, our property, technology errors and omissions, contractual relationship with third-party providers, and business interruption insurance may not adequately compensate us for losses that we incur as a result of such interruptions or security breaches. Should the Networks or Systems: (i) experience an extended interruption or outage; (ii) have their security breached; (iii) have their data lost, corrupted or otherwise compromised; and/or (iv) fail to meet contractual requirements related to our cybersecurity program, it would impede our ability to meet our delivery obligations, and likely have an immediate impact to the business operations of our customers. In addition, this would most likely result in damaging our reputation as well as our long-term ability to attract and retain new customers. The loss of confidential information could result in losing the customers’ confidence, as well as claims for contractual breach, and imposition of penalties, fines, and/or damages. These risks will increase as our business continues to expand to include new solutions, technologies, verticals, and markets. Additionally, any of the events described above could cause our customers to make claims against us for damages allegedly resulting from a security breach or service disruption. These risks, individually or collectively, could result in an adverse material impact to our business.

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

We May Not Be Successful in the Integration or Achievement of Financial Targets of Our Acquisitions.

As part of our growth strategy, we seek to acquire assets, technology, access to new markets, human capital talent, and businesses which will provide the technology and personnel to expedite our solutions and services development efforts, provide complementary solutions, or provide access to new markets and customers.

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

We Are Incorporating Generative Artificial Intelligence into Certain of Our Solutions, Which is New and Developing, and May Result in Operational, Financial and Other Adverse Consequences to Our Business.

We have been and expect to continue to use artificial intelligence (“AI”) in our solutions that support our business. This emerging technology is in its early stages of commercial use and presents a number of risks inherent in its use, including risks related to cybersecurity and data practices as well as intellectual property ownership. Additionally, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues and unintended biases. Further, our competitors or other third parties may incorporate AI into their business and solutions more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically, and as intended, will require significant resources, including having the technical complexity and expertise required to develop, test, and maintain our solutions. In addition, we expect that there will continue to be new laws or regulations implemented concerning the use of AI. It is possible that certain governments may seek to regulate, limit, or block the use of AI in our solutions or otherwise impose other restrictions that may hinder the usability or effectiveness of our solutions. Any failure to successfully or ethically implement the use of AI, or its incorporation into our products, could cause reputational harm to our business and could result in an adverse material impact to our business.

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
•
Fluctuations and unexpected changes in foreign currency exchange rates that may be due to inflation, interest rate spreads, and geopolitical events;
•
Staffing and managing of our global operations at a reasonable cost;
•
Longer sales cycles for new contracts;
•
Longer collection cycles for customer billings or accounts receivable, as well as heightened customer collection risks, especially in countries with high inflation rates and/or restrictions on the movement of cash or certain currencies out of the country;
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

We rely on a combination of trade secret, copyright, trademark, and patent laws in the U.S. and similar laws in other countries, and non-disclosure, confidentiality, and other types of contractual arrangements to establish, maintain, and enforce our intellectual property rights in our solutions. Despite these protective measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. Others may independently discover trade secrets and proprietary information, which may complicate our assertion of trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying or use, which could adversely affect our competitive position.

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

Finally, third parties may claim that we, our customers, licensees, or other parties indemnified by us, are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time consuming and costly to defend and can divert management and technical staff attention and resources. Claims of intellectual property infringement also might require us to redesign affected solutions, enter into costly settlement or license agreements or pay material damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our solutions. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business could be adversely impacted. Our failure to adequately establish, maintain, and protect our intellectual property rights could have a material adverse effect on our business.

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

In addition, changes in demand or customer preferences for traditional services for CSPs are causing them to seek new revenue sources, while also managing their cost structure and quality of service delivery during their business transformation. The result is that many CSPs are delaying investment decisions on legacy systems, directing investment towards internal development and engineering efforts and making investments in new solutions to drive their business forward into new areas. However, cost pressures and/or our ability to develop solutions to meet their future needs may begin to cause a decline in new revenue opportunities and adversely impact our business.

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

In response to these evolving restrictions and regulations (which include, without limitation, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the California Consumer Privacy Act (“CCPA”), the Gramm-Leach-Bliley Act (“GLBA”), and other U.S. federal and state privacy laws and regulations, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), the South Africa Protection of Personal Information Act (“POPIA”) and the Brazilian General Data Protection Low (“LGPD”)), we have implemented and maintain administrative, technical, and physical security measures and it is our standard practice to contractually require our service providers to whom we disclose data (including PII) to implement and maintain reasonable privacy, data protection, and information security measures, in each case to protect against loss, theft, misuse, or unauthorized access to or disclosure of such information, and otherwise comply with these laws and regulations. These measures include standard industry practices (e.g., payment card industry (“PCI”) requirements, ISO/IEC 27001), periodic security reviews of our systems by independent parties, secure development practices, network firewalls, policy directives, procedural controls, training of our personnel, intrusion detection systems, and antivirus applications. However, due to the inherent risks and complexities of defending against cybercrime and other information security incidents, these measures may fail to adequately protect this information. Any failure on our part to protect the security and privacy of PII and other confidential information, or otherwise comply with data privacy laws and regulations may subject us to contractual liability and damages, loss of business, damages from individual claimants (including class action litigation), substantial fines/penalties, criminal prosecution, and unfavorable publicity.

Even the mere perception of a security breach or inadvertent disclosure of PII could damage our reputation and inhibit market acceptance of our solutions. In addition, third-party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Under our terms of service and our contracts with customers, if there is a breach of PII that we process, we could be liable to the customer for their losses and related expenses. As new laws and regulations emerge and evolve and as our business continues to expand to include new products and technologies, these risks will likely continue to increase, and our compliance costs are likely to increase as well. Bad actors, individual and State sponsored, will increasingly attempt to compromise our security controls or gain unauthorized access to our, and our customers’, sensitive information and PII. Further, because a significant number of our employees work remotely, these security risks may increase. We have implemented heightened monitoring of our Networks and Systems, but cannot guarantee that our efforts, or those of third parties on whom we rely on or with whom we partner, will be successful in preventing any such information security incidents or attacks.

We May Be Subject to Enforcement Actions or Financial Penalties with Payments Regulation in the U.S.

Many states in which we operate have laws that govern payments activities and have implemented various definitions and licensing requirements for entities deemed to be money transmitters, including licensure. We have applied for money transmitter licenses in all states where the state regulates for money transmission and where we do business. We have been issued licenses in all but three of those states, and in those three states where licenses are pending, we could be subject to enforcement actions and financial penalties and other costs. An enforcement action could result in restrictions on, or a prohibition on engaging in, the business of money transmission in one or more states and it could delay or prevent us from obtaining a money transmitter license in one or more states. Enforcement actions could also result in reputational harm to our business and force us to cease or limit certain aspects of our business or prevent us from growing our business. Further, laws governing payments activities may evolve and changes in such law could affect our ability to provide our solutions or services in the same form and on the same terms as we have historically, or at all.

There are substantial costs and potential solution changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to have violated applicable federal, state, and local laws and regulations, including those related to licensing and supervision, anti-money laundering, the Bank Secrecy Act, financial privacy, and cybersecurity and data security. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our solutions or services, or could require significant and costly operational changes or prevent us from providing our solutions or services in a given market. In addition, as we continue to provide new services, these limitations may adversely affect our ability to grow our business.

We may also be subject to card association and network rules and requirements, and violations of such rules and requirements could result in fines or the inability to use third-party networks to conduct our business.

We Are Subject to Various Anti-Money Laundering and Counter-Terrorist Financing Laws and Regulations.

We are subject to various anti-money laundering (“AML”) and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in processing the proceeds of criminal activities. We maintain AML Compliance Policies and Procedures applicable to our payments processing business which policies are intended to comply with any applicable U.S. federal and foreign requirements. The laws or their application, our interpretation of the laws, and/or our services may change so that we could be subject to additional regulation and incur additional costs of compliance. We may not be able to meet additional regulatory requirements or the cost of adhering to such requirements could be substantial or could severely impact our ability to continue to maintain and/or grow our payments processing business or retain merchants or partners. The regulations of other countries and/or any increased compliance costs associated with such regulations could prevent us from entering new markets for our services.

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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payment can be made. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. We require compliance from our personnel and third-party sales representatives with the requirements of the FCPA and other anti-corruption laws, including, but not limited to their reporting requirements. We have also developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and partners while improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives, or other agents have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anti-corruption laws.

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

Our Business Is Exposed to Global Market and Economic Conditions.

Our business is exposed to global market and economic conditions. Downturns in these conditions may result in rising inflation rates and interest rates, slower or deferred customer buying decisions, and pricing pressures that may adversely affect our ability to generate profitable revenue and sustain revenue growth. Macroeconomic conditions, including geopolitical events, or other global or regional events such as pandemics, and foreign exchange rate fluctuations, can impact our customers’ businesses and their willingness to make investments in technology, which in turn may delay or reduce the purchases of our solutions, as well as their ability to pay amounts due. Additionally, market disruptions may limit our ability to access financing or increase our cost of financing to meet liquidity needs. The combination of these factors could negatively impact our business, operating results, and financial condition as we could experience a reduction in demand for our solutions and increased pressure on our profit margins.

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business.

Our future success depends in large part on the continued service of our key management, sales, product development, professional services, and operational personnel. We believe that our future success also depends on our ability to attract and retain a diverse, highly skilled technical, managerial, operational, and sales and marketing personnel, including, in particular, personnel in the areas of R&D, professional services, and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support, which could lead to increased costs to attract and/or retain personnel. This risk is heightened with a widely dispersed customer base and employee populations, and potential inflationary pressures on wages. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new solution delivery objectives.

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

Changes in Tax Laws and Regulations Could Adversely Affect Our Results of Operations and Financial Position.

Our operations are subject to tax by federal, state, local, and international taxing jurisdictions. Tax laws are subject to change as new laws are passed and new interpretations of the law are issued or applied. Such changes may be effective on a prospective or retrospective basis and may have a significant impact on our effective tax rate and/or the amount of taxes we pay. In addition, tax laws and regulations are extremely complex and subject to varying interpretations and examination. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Substantial Impairment of Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our Company over the last several years, as of December 31, 2023, we have approximately $204 million of long-lived assets other than goodwill (principally, property and equipment, operating lease right-of-use assets, software, acquired customer contracts, and customer contract costs) and approximately $309 million of goodwill. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We utilize our market capitalization, third party valuation and/or cash flow models as the primary basis to estimate the fair value amounts used in our long-lived asset impairment valuations. If an impairment was to be recorded in the future, it could materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our current or future cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are committed to protecting our information assets and systems from cybersecurity threats and ensuring compliance with applicable laws and regulations. Despite our commitment to protecting our systems, data and assets, we know that networks and systems are subject to the risk of an extended interruption, outage, or security incident due to many factors including, without limitation: (i) changes to our systems and networks for such things as scheduled maintenance and technology upgrades, or conversions to other technologies, service providers, or physical location of hardware; (ii) failures or lack of continuity of services from public cloud or third-party data center and other service providers; (iii) defects and/or critical security vulnerabilities in software programs; (iv) human and machine error; (v) acts of war and/or nature; (vi) intentional, unauthorized attacks from computer “hackers” or other cybersecurity attacks; and (vii) using the systems to perpetrate identity theft through unauthorized authentication to our customers’ customers’ accounts. In the following sections we describe how we identify, assess, and manage material risks related to cybersecurity, and how our Board of Directors (the “Board”) oversees our cybersecurity program.

We believe we have implemented a cybersecurity program that is aligned with the ISO 27001 framework, SEC regulations, and industry best practices. It is our goal to identify and manage material risks related to cybersecurity and implement effective controls and measures to mitigate such risks. The Board endeavors to provide effective oversight and governance of our cybersecurity program and ensure that our cybersecurity program supports our strategic objectives and risk appetite.

Although we take reasonable and effective measures to ensure the protection of any data that is stored, processed, or transmitted through our systems, we know that attackers have the means, motives, and opportunities to attack. As of the date of this filing we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. In addition, we maintain controls and procedures that are designed to ensure prompt escalation of critical cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner. Please refer to “Item 1A. Risk Factors” for further information about the material risks associated with various cybersecurity threats.

Risk Management and Strategy

Our cybersecurity risk management process is aligned with our enterprise risk program. We continuously identify, assess, treat, and monitor cybersecurity risks and report those risks on a periodic and as-needed basis to executive management and the Board. We use various sources of information, including internal and external audits, tabletop exercises, threat intelligence, vulnerability scans, penetration tests, customer and employee feedback, and industry benchmarks, to identify and mitigate our cybersecurity risks. We will also engage third-party services, from time-to-time, to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Additionally, we evaluate trends in the legal and regulatory environment and consider business drivers, emerging threats, and technology changes to identify risks across our people, processes, and technology. We then assess our current controls and capabilities to mitigate those risks and develop action plans to address any identified gaps or weaknesses. Action plans are prioritized and implemented with monitoring of completion and effectiveness against the identified risks. We also monitor our performance and progress against various key indicators and objectives based upon ever-changing risks and provide ongoing updates to relevant stakeholders, including executive management and the Board.

We leverage the ISO 27001 framework for cybersecurity risk management. Our cybersecurity risk management strategy is frequently reviewed and adapted to address and meet current and emerging threats. Risk treatment plans are strategically prioritized and executed, and residual risks are reported through our enterprise risk program and elevated to executive management and the Board.

Our cross-functional Information Security Steering Committee (“ISSC”) is the senior management team that oversees the direction, execution, and effectiveness of our cybersecurity program, policies and procedures including: cyber risks, mitigations, risk treatment plans, incident response plans, compliance with applicable regulations, and ensuring business-aligned cybersecurity objectives. The ISSC is chaired by our Chief Information Security Officer (“CISO”) and consists of representatives from risk, compliance, internal audit, IT, accounting, finance, legal, and other key executives, including our Chief Information Officer (“CIO”) and Chief Financial Officer. The ISSC meets quarterly to guide, direct, and monitor the performance and effectiveness of our cybersecurity program and elevates risks and mitigation plans, as appropriate, to the Board.

Governance

Overall Risk Approach

The Board is responsible for oversight of our risks, including establishing our risk appetite and overseeing our risk management framework. The Board recognizes that effective risk oversight is important to the success of our strategy and is an integral part of exercising its fiduciary duties with respect to the Company and our stockholders. The Board believes our current leadership structure facilitates its oversight of risk by combining independent leadership through the Board with executive management members who have an intimate knowledge of our business, industry, and challenges.

Cybersecurity Risk Management and Oversight

The Board is responsible for overseeing the Company’s cybersecurity program and ensuring that it is aligned with our strategic goals and risk appetite. The Board has diverse expertise on topics including accounting and financial management, corporate governance, global business, technology and innovation, human capital management, ESG and cybersecurity. The Board also reviews the strategic direction of the Company’s cybersecurity program and ensures that adequate resources and budget are allocated to address cybersecurity threats.

The Board exercises its cyber risk oversight primarily through executive management, our CIO and our CISO. Our CIO and CISO have expertise in the areas of information security and cybersecurity, through decades of management, prominent cybersecurity training, and real-world experience. Intimate knowledge of best practices, incident response, technologies, and IT and business processes enable the management team to be effective in their approach.

The Board also has a standing committee (the “Cybersecurity Committee”) that advises it on cybersecurity matters and provides strategic guidance and direction for our cybersecurity program. The Cybersecurity Committee convenes as necessary to address critical or emerging cybersecurity concerns and to ensure alignment on approach. Our CIO and CISO collaborate with the Cybersecurity Committee and report to the entire Board on a quarterly basis, or more frequently as needed. Additionally, the Cybersecurity Committee reviews the outcomes of our regular tabletop exercises with our CIO and CISO and ensures that lessons learned have been incorporated into the overall strategy.

Item 2. Properties

Our corporate headquarters is located in Denver, Colorado where we occupy office space under a lease that expires in 2033. We also lease office space for our operations in various locations throughout the U.S. as well as a number of countries in Europe, North America, Asia, South America, and Africa. These leases expire in the years 2024 through 2026.

Beginning in 2022, in connection with our flexible work approach, we made the decision to reduce our real estate footprint and exit office space in certain locations. See Note 8 to our Financial Statements for information regarding these office space closures and consolidations.

Additionally, we lease approximately 330,000 square feet for our three design and delivery centers located in: (i) Omaha, Nebraska; (ii) Crawfordville, Florida; and (iii) Fort Worth, Texas. The leases for these facilities expire in the years 2026 through 2029.

We believe that our facilities are adequate for our current and anticipated needs. We may enter into new leases or renew or terminate existing leases as necessary as our business evolves. See Note 6 to our Financial Statements for information regarding our obligations under our facility leases.

Item 3. Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending or threatened legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

As of the date of this filing, our executive officers are Brian A. Shepherd (President and Chief Executive Officer), Hai Tran (Executive Vice President, Chief Financial Officer), Elizabeth A. Bauer (Executive Vice President, Chief Experience Officer), Rasmani Bhattacharya (Executive Vice President, Chief Legal Officer), Chad C. Dunavant (Executive Vice President, Chief Product and Strategy Officer), Eric M. Carrasquilla (Executive Vice President, President Customer Experience), Michael J. Woods (Executive Vice President, President of North America Communications, Media and Technology), and Lori J. Szwanek (Senior Vice President, Chief Accounting Officer).

Brian A. Shepherd

President and Chief Executive Officer

Mr. Shepherd, 56, is the President and Chief Executive Officer at CSG and a member of the Board, having been appointed in January 2021. Prior to his role as Chief Executive Officer, Mr. Shepherd served as Executive Vice President and Group President (2017-2021), where he focused on accelerating the growth and strategic development of the Company, and Executive Vice President and President of Global Broadband, Cable and Satellite at CSG (2016-2017). Mr. Shepherd received an MBA from Harvard Business School and graduated from Wabash College with a BA in Economics.

Hai Tran

Executive Vice President and Chief Financial Officer

Mr. Tran, 54, is Chief Financial Officer of CSG, where he oversees finance, accounting, treasury, investor relations and also serves as President of Global Telecommunications. Mr. Tran joined CSG in November 2021 and brings over 30 years of finance and operational experience, having most recently served as President and Chief Operating Officer (2020-2021) and Chief Operations Officer and Chief Financial Officer (2015-2020) at SOC Telemed, the largest U.S. provider of acute care telemedicine solutions. Prior to that, he served as Chief Financial Officer for many health-care companies, including BioScrip, Inc., Harris Healthcare Solutions, and Catalyst Health Solutions. Mr. Tran holds a BS in Electrical Engineering from the University of Virginia and an MBA from the University of Richmond.

Elizabeth A. Bauer

Executive Vice President and Chief Experience Officer

Ms. Bauer, 61, is Chief Experience Officer at CSG, leading the human capital management, marketing, corporate communications, customer centricity and sales enablement teams. Having previously served as Chief Marketing and Customer Officer (2021-2022) and Senior Vice President, Chief Investor Relations and Communications Officer (2016-2021), Ms. Bauer has greatly impacted the Company’s growth strategy and the development of CSG’s customer-first, values-based culture. She brings over 30 years of combined business management, investor relations, and integrated marketing and communications experience, including managing a Midwest-based advertising agency. Ms. Bauer holds a BSBA in Business and Journalism from Creighton University.

Rasmani Bhattacharya
Executive Vice President and Chief Legal Officer

Ms. Bhattacharya, 55, is Chief Legal Officer at CSG, where she leads the Company’s legal, compliance, procurement, and DEI teams. Ms. Bhattacharya joined CSG in January 2022, having previously served as Executive Vice President, General Counsel and Corporate Secretary at Gates Corporation from 2015-2017, where she led a global team responsible for legal, mergers and acquisitions, intellectual property, regulatory, compliance, insurance, and environmental matters. She has extensive experience in structuring and negotiating complex, multijurisdictional transactions supporting business transformations, including joint ventures, corporate restructurings, and strategic partnerships. Ms. Bhattacharya started her career as a corporate lawyer in the Houston office of the law firm of Vinson & Elkins, LLP. She holds a BA in Economics and Foreign Affairs from the University of Virginia and JD from the University of Virginia School of Law.

Chad C. Dunavant

Executive Vice President and Chief Product and Strategy Officer

Mr. Dunavant, 47, serves as Chief Strategy and Product Officer at CSG, responsible for developing, communicating, executing, and sustaining corporate strategic initiatives. Mr. Dunavant has been with CSG for over 20 years, previously as Senior Vice President and Global Head of Product Management (2017-2020) where he developed the strategic direction for CSG’s products and services. He possesses deep industry knowledge and experience developing enterprise SaaS software for multiple industry verticals and is an author and speaker on best practices for driving profits in the digital era. Mr. Dunavant holds a BBS in Finance and Management Information Systems from Gonzaga University and received an MBA in International Business from the University of Denver.

Eric M. Carrasquilla

Executive Vice President and President Customer Experience

Mr. Carrasquilla, 52, is President of Customer Experience at CSG, where he oversees product, sales, and services for these solutions. Having joined CSG in February 2021, Mr. Carrasquilla previously served as Senior Vice President, Customer Experience (2022-2023) and General Manager, Digital Engagement Solutions (2021-2022). Prior to CSG, he was Senior Vice President of Product at Conga (2017-2021) and held leadership roles in product, go-to-market, and general management for Model N, [24]7.ai, Amdocs, Clarify, and Aurum/Baan. Mr. Carrasquilla has over 20 years of experience building, launching, and monetizing enterprise-grade solutions that deliver extraordinary customer experiences. He holds a BS in marketing from San Jose State University as well as an MBA from Santa Clara University.

Michael J. Woods

Executive Vice President and President of North America Communications, Media and Technology

Mr. Woods, 39, is President of North America Communications, Media and Technology at CSG, where he is responsible for driving revenue, business development, product management, and account management for CSG’s largest customers in North America. Since joining CSG in 2018, Mr. Woods has served as Senior Vice President, Broadband, Cable, and Satellite (2023-2024), Senior Vice President and General Manager, Communications, Design and Delivery (2022-2023), Vice President, Output Solutions (2021-2022) and Executive Director, Customer Business Executive (2018-2020). Previously, he held leadership roles at Business Ink, prior to its acquisition by CSG, in addition to, finance and commercial roles at Shell plc. Mr. Woods holds a BS in Business Administration and a BA in History from the University of Colorado at Boulder as well as an MBA from Rice University, where he was a Jones Scholar.

Lori J. Szwanek

Senior Vice President and Chief Accounting Officer

Ms. Szwanek, 57, serves as Chief Accounting Officer at CSG. Prior to this role, Ms. Szwanek was the Chief Accounting Officer at Orion Advisor Solutions, LLC (2021-2023) and held multiple roles at CSG (since 1996), most recently as Vice President and Global Controller (2014-2021). She possesses a wealth of expertise in technical accounting matters and is a demonstrated strategic leader within the technology industry. Ms. Szwanek obtained a BBA from Midland University in Nebraska and is a Certified Public Accountant (inactive) and a member of the AICPA and Nebraska Society of CPAs.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on NASDAQ under the symbol ‘‘CSGS’’. On January 31, 2024, the number of holders of record of common stock was 122.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2018, in our common stock and in each of the two indexes, and all dividends, if any, were reinvested.

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
CSG Systems International, Inc.
Russell 2000
SIC Code 7374 - Computer Processing and Data Preparation and Processing Services

	As of December 31,
	2018	2019	2020	2021	2022	2023
CSG Systems International, Inc.	$100.00	$166.02	$147.75	$192.83	$194.97	$185.34
Russell 2000 Index	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
Data Preparation and Processing Services	$100.00	$105.74	$148.41	$119.30	$76.43	$59.29

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2023 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

				Stock Repurchase Program
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)(3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (4)
October 1 - October 31	79,279	$50.97	69,000	46,601	$100,000,000
November 1 - November 30	67,429	50.25	67,000	-	$98,962,268
December 1 - December 31	60,920	52.92	60,500	-	$95,760,121
Total	207,628	$51.31	196,500
(1)
The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)
See Note 12 to our Financial Statements for additional information regarding our share repurchases.
(3)
During the fourth quarter of 2023, we completed the last of the share repurchases with respect to our Board's prior authorization under our Stock Repurchase Program.
(4)
In August 2023, we announced that our Board had authorized the repurchase of an additional $100.0 million of common stock (the "new repurchase authorization") under our Stock Repurchase Program. As of December 31, 2023, $95.8 million of common stock remained available for repurchase with respect to the new repurchase authorization. The new repurchase authorization has no expiration date.

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

Management Overview

Results of Operations. A summary of our results of operations for 2023 and 2022, and other key performance metrics, are as follows (in thousands, except percentages and per share amounts):

	Year Ended
	December 31, 2023	December 31, 2022
Revenue	$1,169,258	$1,089,752
Transaction fees (1)	87,430	75,679
Operating Results:
Operating income	123,877	78,747
Operating margin percentage	10.6%	7.2%
Diluted EPS	$2.20	$1.41
Supplemental Data:
Restructuring and reorganization charges (2)	$16,336	$46,308
Executive transition costs	1,754	1,302
Acquisition-related costs:
Amortization of acquired intangible assets	12,185	14,355
Transaction-related costs	2,095	173
Stock-based compensation (2)	29,480	27,945
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

Revenue. Revenue for 2023 was $1,169.3 million, a 7.3% increase when compared to $1,089.8 million for 2022, with the increase primarily attributed to the continued growth of our revenue management solutions.

Operating Results. Operating income for 2023 was $123.9 million, or a 10.6% operating income margin percentage, compared to $78.7 million, or a 7.2% operating income margin percentage for 2022. The increase in operating income in 2023 can be mainly attributed to the $30.0 million decrease in restructuring and reorganization charges.

Diluted Earnings Per Share (“EPS”). Diluted EPS for 2023 was $2.20 compared to $1.41 for 2022, with the increase mainly attributed to the higher operating income, discussed above.

Balance Sheet and Cash Flows. As of December 31, 2023, we had cash, cash equivalents, and short-term investments of $186.3 million, compared to $150.4 million as of December 31, 2022. Cash flows from operating activities for 2023 were $131.9 million, compared to $63.6 million for 2022. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

A large percentage of our historical revenue has been generated from our two largest customers, Charter Communications Inc. (“Charter”) and Comcast Corporation (“Comcast”).

Charter. For 2023 and 2022, revenue from Charter was $241 million and $221 million, respectively, representing approximately 21% and 20% of our total revenue. In April 2023, we entered into an Amended and Restated CSG Master Subscriber Management System Agreement (the “Agreement”) with Charter. The primary purpose of the Agreement was to consolidate the previous agreement and amendments with Charter into one document. The Agreement formalized the extension of the term through March 31, 2028, from December 31, 2027, as was contemplated in the previous agreement, in connection with the final conversion of Charter’s customer accounts, discussed below. The Agreement continues to provide that the term will automatically be extended for an additional one-year term, subject to Charter achieving certain conditional processing minimums on July 1, 2027, unless Charter provides us with written notice of non-renewal. All other material terms, provisions, and conditions of the previous agreement remain unchanged.

During the first quarter of 2023 we completed the consolidation of Charter’s residential and small and medium business internet, video, and landline voice customers that began in late 2021, migrating approximately 14 million customer accounts onto our platforms from a competitor's product.

A copy of the Charter Agreement and related amendments, with confidential information redacted, is included in the exhibits to this Form 10-K.

Comcast. For 2023 and 2022, revenue from Comcast was $215 million and $214 million, respectively, representing approximately 18% and 20% of our total revenue. In June 2023, Comcast exercised their option to extend the term of their processing and other related solutions agreement through December 31, 2025, which aligns with the term of their print and mail services agreement. Terms of the processing agreement extension remain consistent with the financial terms and obligations under the original agreement.

A copy of the Comcast agreement and related amendments, with confidential information redacted, is included in the exhibits to this Form 10-K.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statements as follows (in thousands):

	2023	2022
Cost of revenue	$4,454	$4,706
Research and development	3,289	3,744
Selling, general and administrative	21,737	19,495
Restructuring and reorganization charges	(490)	(702)
Total stock-based compensation expense	$28,990	$27,243

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

Revenue Recognition. Revenue is recognized upon transfer of control of promised products and/or services to customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those products and/or services. A contract with a customer exists for purposes of revenue recognition when the contract is legally enforceable and certain criteria, including collectability, are met. In making our determination of collectability, we consider a number of factors depending upon the specific aspects of an arrangement, which may include, but is not limited to, the following items: (i) an assessment of the customer’s specific credit worthiness, evidenced by its current financial position and/or recent operating results, credit ratings, and/or a bankruptcy filing status (as applicable); (ii) the customer’s current accounts receivable status and/or its historical payment patterns with us (as applicable); (iii) the economic condition of the industry in which the customer conducts the majority of its business; and/or (iv) the economic conditions and/or political stability of the country or region in which the customer is domiciled and/or conducts the majority of its business. The evaluation of these factors, and the ultimate determination of collectability, requires significant judgments to be made by us. Our judgments could have a significant effect on the amount and timing of revenue recognized in any period.

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

The evaluation of these factors and ultimate revenue recognition decision requires significant judgements to be made by us. We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license fees and maintenance, and cost-plus margins for services. The pricing calculations can be complex and require estimates based on volumes. Additionally, our use of an hours-based method of accounting for software license and other professional services performance obligations that are satisfied over time requires estimates of total project revenue and costs, along with the expected hours necessary to complete a project. Changes in estimates as a result of additional information as work progresses on a project are inherent characteristics of this method of revenue recognition as we are exposed to business risks in completing these types of performance obligations. The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity. Our judgements and estimates could: (i) have a significant effect on revenue recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred.

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

One of the more complex items within our income tax expense is the determination of our annual research and experimentation income tax credit (“R&D tax credit”). We have averaged approximately $140 million annually in R&D expense over the last three years. The calculation of the R&D tax credit involves the identification of qualifying projects, as well as an estimation of the qualifying costs for such projects. Due to the size, nature, and the number of projects worked on in any given year, the calculation can become complex and certain judgments are necessary in determining the amount of the R&D tax credits claimed.

Loss Contingencies. In the ordinary course of business, we are subject to potential claims related to various items including but not limited to the following: (i) legal and regulatory matters; (ii) vendor contracts; (iii) solution and service delivery matters; and (iv) labor matters. Accounting and disclosure requirements for loss contingencies requires us to assess the likelihood of any adverse judgments in a range of potential outcomes for these matters. A determination of the amount of reserves for such contingencies, if any, is based on an analysis of the issues, often with the assistance of legal counsel. The evaluation of such issues, and our ultimate accounting and disclosure decisions, are by their nature, subject to various estimates and highly subjective judgments. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Due to the potential significance of these issues, such an adjustment could be material.

Detailed Discussion of Results of Operations

The following discussion includes a comparison of our results of operations and liquidity for 2023 compared to 2022. For a discussion of the 2022 compared to 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023.

Total Revenue. Total revenue for 2023 was $1,169.3 million, a 7.3% increase when compared to $1,089.8 million for 2022. This increase in revenue is primarily attributed to the continued growth of our revenue management solutions as we generated continued year-over-year growth in our SaaS and related solutions revenue driven mainly by conversion of customer accounts onto our solutions, increased usage of our digital solutions, and higher payments volumes. During 2023, we completed the final conversions of Charter's customer accounts onto our platforms, converting over nine million customer accounts since June 2022 and more than fourteen million in total. Additionally, 2023 saw strong software and services revenue due to several large implementation projects in the global telecommunications market that are in progress.

We use the location of the customer as the basis of attributing revenue to individual countries and corresponding geographic region. Revenue by geographic region for 2023 and 2022 was as follows (in thousands):

	2023	2022
Americas (principally the U.S.)	$999,725	$928,096
Europe, Middle East, and Africa	117,759	115,980
Asia Pacific	51,774	45,676
Total revenue	$1,169,258	$1,089,752

Total Operating Expenses. Our operating expenses for 2023 increased 3.4% to $1,045.4 million, from $1,011.0 million for 2022. The increase in total operating expenses is reflective of the higher revenue between periods, to include increased employee-related costs, partially offset by the decreases in restructuring and reorganization charges, discussed below. The components of total operating expenses are discussed in more detail below.

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

The cost of revenue for 2023 increased 8.8% to $615.0 million, from $565.2 million for 2022, reflective of the increase in revenue year-over-year, to include higher employee-related costs. Total cost of revenue as a percentage of revenue for 2023 and 2022 was 52.6% and 51.9%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for 2023 was $143.2 million, a 3.8% increase when compared to $137.9 million for 2022, with the increase mainly attributed to higher employee-related costs. Our R&D efforts are focused on the continued evolution of our solutions that enable us to launch, monetize, and scale new digital services quickly and across any channel, while delivering an exceptional customer experience. As a percentage of total revenue, R&D expense for 2023 and 2022 was 12.2% and 12.7%, respectively.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for 2023 was $247.6 million, a 4.0% increase from $238.0 million for 2022. The increase in SG&A expense between 2023 and 2022 is primarily due to increases in employee-related costs, to include incentive compensation, offset to a certain degree by lower building related costs due to our office closures in 2022. As a percentage of total revenue, SG&A expense for 2023 and 2022 was 21.2% and 21.8%, respectively.

Restructuring and Reorganization Charges. In 2023 and 2022, we implemented cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $16.3 million and $46.3 million, respectively. The restructuring and reorganization charges for 2023 relate mainly to the following:

•
a reduction in workforce resulting in restructuring charges related to involuntary terminations of $5.1 million;
•
real estate restructuring charges to include impairment charges of $0.5 million, as we continue to rationalize our real estate footprint to reflect our flexible work approach, and three lease modifications at previously closed locations resulting in earlier termination dates, resulting in gains of $4.3 million;
•
exit of reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018 resulting in $9.9 million of expense; and
•
net impairment charges of $1.2 million related to the dissolution of the Keydok business.

See Note 8 to our Financial Statements for additional information regarding these initiatives.

Operating Income. Operating income and operating income margin for 2023 was $123.9 million, or 10.6% of total revenue, compared to $78.7 million, or 7.2% of total revenue for 2022. The increase in operating income in 2023 can be mainly attributed to higher revenue, improved profitability, and lower restructuring and reorganization charges.

Interest Expense. Our interest expense relates primarily to our 2021 Credit Agreement and our 2023 Convertible Notes. Interest expense for 2023 was $31.2 million, a $14.8 million increase from $16.4 million for 2022, with the increase due to rising interest rates and a higher average debt balance outstanding during 2023.

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

Other, net. Other, net for 2023 was $4.7 million of other expense, a $9.7 million change when compared to $5.0 million of other income for 2022, with the change the result of foreign currency transaction losses due to the weakening of the U.S. dollar.

Income Tax Provision. Our effective income tax rates for 2023 and 2022 were approximately 28% for both periods.

Liquidity

Cash and Liquidity. As of December 31, 2023, our principal sources of liquidity included cash and cash equivalents, and short-term investments of $186.3 million, compared to $150.4 million as of December 31, 2022.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026, the 2021 Revolver. As of December 31, 2023, there were no borrowings outstanding on the 2021 Revolver, leaving the entire $450.0 million available to us. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of December 31, 2023, and the date of this filing, we believe we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash, cash equivalents, and short-term investment balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2023	December 31, 2022
Americas (principally the U.S.)	$142,515	$91,569
Europe, Middle East and Africa	32,974	49,099
Asia Pacific	10,775	9,768
Total cash, equivalents, and short-term investments	$186,264	$150,436

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of December 31, 2023, we had $2.9 million of cash restricted as to use primarily to collateralize guarantees and outstanding letters of credit included in our other current and non-current asset balances. In addition, we had $274.7 million of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

Cash Flows From Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, impairments, gain/loss on items such as investments, lease modifications, and debt extinguishments/conversions, unrealized foreign currency transactions gain/loss, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities.

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

The primary use of our cash is to fund our operating activities. Over half of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; (iii) incentive compensation; and (iv) reimbursements for travel and entertainment expenses. Other operating expenses consist of: (i) computing capacity and related services and communication lines for our outsourced cloud-based business; (ii) paper, envelopes, and related supplies for our statement processing solutions; (iii) transaction fees paid in conjunction with the delivery of services under our payment services contracts; (iv) hardware and software maintenance and other SaaS-based services; and (v) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A discussion of our material contractual obligations is provided below.

Our 2023 and 2022 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

			Net Cash
		Changes in	Provided by
		Operating	(Used In) Operating
		Assets and	Activities –
	Operations	Liabilities	Totals
Cash Flows from Operating Activities:
2023:
March 31 (1)	$50,158	$(34,761)	$15,397
June 30	26,539	(14,153)	12,386
September 30	34,618	(10,036)	24,582
December 31 (3)	29,550	49,981	79,531
Total	$140,865	$(8,969)	$131,896

2022:
March 31 (1)	$49,687	$(55,236)	$(5,549)
June 30 (2)	36,881	(44,597)	(7,716)
September 30	35,852	(13,014)	22,838
December 31	37,339	16,685	54,024
Total	$159,759	$(96,162)	$63,597
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
(3)
Cash flows from operating activities for the fourth quarter of 2023 were positively impacted by favorable changes in working capital, which can mainly be attributed to decreases in our accounts receivable balance and increases in our accrued employee compensation, discussed below.

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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2023:
March 31	$261,028	$(5,254)	$255,774	68
June 30	260,928	(4,618)	256,310	65
September 30	279,892	(4,731)	275,161	66
December 31	273,112	(5,432)	267,680	68

2022:
March 31	$243,292	$(4,924)	$238,368	70
June 30	241,682	(5,105)	236,577	66
September 30	243,829	(4,998)	238,831	66
December 31	279,717	(5,528)	274,189	64

As of December 31, 2023 and 2022, approximately 92% and 94%, respectively, of our net billed trade accounts receivable balances were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $29.4 million to $82.2 million as of December 31, 2023, from $52.8 million as of December 31, 2022, due primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or delayed. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation increased $16.0 million to $84.4 million as of December 31, 2023, from $68.3 million as of December 31, 2022, due primarily to higher incentive-compensation accruals in 2023.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases/sales of short-term investments and purchases of software, property and equipment, which are discussed below.

Purchases/Sales of Short-Term Investments

During 2023 and 2022 we sold or had mature $0.1 million and $28.0 million, respectively, of short-term investments.

Purchases of Software, Property and Equipment

Our annual capital expenditures for software, property and equipment for 2023 and 2022 were $28.0 million and $37.0 million, respectively. Our capital expenditures for these periods consisted principally of investments in: (i) communication design and delivery center equipment and infrastructure; (ii) software and related equipment; (iii) computer hardware; and (iv) leasehold improvements and related infrastructure for our new corporate headquarters.

Cash Flows From Financing Activities. Our financing activities typically consist of various debt-related transactions and activities with our common stock, which are discussed below. Additionally, during 2023 and 2022, we made deferred acquisition payments related to our previous acquisitions of $3.2 million and $2.3 million, respectively.

Issuance of Common Stock

Proceeds from the issuance of common stock for 2023 and 2022 were $3.3 million and $3.0 million, respectively, and relate primarily to our employee stock purchase plan.

Cash Dividends Paid on Common Stock

During 2023 and 2022, the Board approved dividend payments totaling $34.3 million and $33.7 million, respectively. During 2023 and 2022, we paid dividends of $33.9 million and $33.5 million, respectively, with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During 2023 and 2022 we repurchased approximately 2,188,000 shares and 1,498,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $117.1 million and $87.9 million, respectively.

Additionally, outside of our Stock Repurchase Program, during 2023 and 2022, we repurchased from our employees and then canceled approximately 182,000 shares and 138,000 shares of our common stock for $10.2 million and $8.7 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through December 31, 2023 and 2022, we have paid $127.1 million and $96.7 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement.

Long-Term Debt

In September 2023, we issued the 2023 Convertible Notes and received proceeds of $425.0 million. We used a portion of these proceeds to repay $275.0 million of our 2021 Revolver balance and pay the $34.3 million of premiums for the capped call transactions. During 2023, we also borrowed $45.0 million under our 2021 Revolver for general corporate purposes and subsequently repaid this amount during the year.

Additionally, during 2023, we paid deferred financing costs of $14.5 million, of which $14.0 million related to the 2023 Convertible Notes and $0.5 million related to the Second Amendment to the 2021 Credit Agreement.

During 2022, we borrowed $245.0 million from our 2021 Revolver to settle our 2016 Convertible Notes for $242.3 million, and $45.0 million for general corporate purposes and subsequently repaid $15.0 million during the year.

Additionally, during 2023 and 2022 we made principal repayments on our 2021 Term Loan of $7.5 million during each period.

See Note 5 to our Financial Statements for additional discussion of our long-term debt and capped call transactions.

Settlement and Merchant Reserve Activity

During 2023 and 2022, we had net settlement and merchant reserve activity of $36.0 million and $52.7 million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Balance Sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Balance Sheets but are required to be disclosed.

Our 2023 Convertible Notes are convertible at the option of the noteholders before June 15, 2028 upon the occurrence of certain events. On or after June 15, 2028 and until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert all or any portion of their notes at any time regardless of these conditions. Upon settlement, our cash obligation will not exceed the principal amount, and interest paid through maturity is at a rate of 3.875%. Our estimated interest for our 2023 Convertible Notes through their maturity date of September 15, 2028 is approximately $82 million.

Our 2021 Credit Agreement includes mandatory quarterly amortization payments on the term loan, interest payments throughout the life of the term loan, interest payments on the used balance of the revolver, and a commitment fee on the unused balance of the revolver. As of December 31, 2023, the outstanding balance on our 2021 Term Loan was $133.1 million and we had no borrowings outstanding on our 2021 Revolver. Our estimated interest for our 2021 Credit Agreement over the remaining life of the loan includes: (i) approximately $24 million for our 2021 Term Debt; and (ii) approximately $2 million for the commitment fee. These amounts are based on the current leverage ratio and SOFR rates and assumes that no amounts are borrowed on the 2021 Revolver.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Our operating leases are discussed in Note 6 to our Financial Statements. As of December 31, 2023, the value of our obligations under our real estate leases were approximately $42 million.

Our contractual commitments consist primarily of our expected minimum base fees under our outsourced computing service agreement with Ensono, Inc., which includes embedded lease components (discussed in Notes 6 and 11 to our Financial Statements), and to a lesser degree, cloud computing, networking, and communication services. As of December 31, 2023, the total value of our contractual commitments were approximately $325 million, with approximately $73 million due within the next twelve months.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of December 31, 2023, we had cash and cash equivalents of $186.3 million, of which approximately 72% is in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2021 Credit Agreement, we have a $450.0 million revolving loan facility, our 2021 Revolver. As of December 31, 2023, we had no borrowings outstanding on our 2021 Revolver, and had the entire $450.0 million available to us. Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of December 31, 2023, we had $95.8 million authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During 2023, we repurchased approximately 2,188,000 shares of our common stock for $117.1 million (weighted-average price of $53.51 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during 2023, we repurchased from our employees and then cancelled approximately 182,000 shares of our common stock for $10.2 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Cash Dividends. During 2023, the Board declared dividends totaling $34.3 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.

•
Acquisitions. As a result of our acquisition activity, during 2023 we made $3.2 million of deferred acquisition payments. We expect to pay $2.5 million in 2024 and $0.3 million in 2025 related to these acquisitions. Additionally, there are provisions for up to approximately $13 million of potential future earn-out payments. The earn-out period is through September 30, 2025.

Our acquisitions are discussed in more detail in Note 7 to our Financial Statements. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expenses of $9.9 million, of which $1.8 million was paid in 2023, and the remaining $8.1 million to be paid as follows: $5.6 million in 2024, $1.3 million in 2025, and the remainder in 2026.

•
Capital Expenditures. During 2023, we spent $28.0 million on capital expenditures.
•
Stock Warrants. We have issued stock warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts onto our solutions. Once vested, Comcast may exercise the stock warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the stock warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of December 31, 2023, 1.0 million Stock Warrants were outstanding, none of which were vested.

The stock warrants are discussed in more detail in Note 12 to our Financial Statements.

•
Long-Term Debt. As of December 31, 2023, our long-term debt consisted of the following: (i) 2023 Convertible Notes in the principal aggregate amount of $425.0 million; and (ii) 2021 Credit Agreement term loan borrowings of $133.1 million.

2023 Convertible Notes

The proceeds from the sale of the 2023 Convertible Notes, net of financing costs, were $411.0 million. We used the net proceeds to: (i) repay the principal amount of $275.0 million of outstanding borrowings under our 2021 Revolver; (ii) repurchase 1.7 million shares of our common stock for $90.1 million; and (iii) pay the $34.3 million of premiums for the capped call transactions. The remaining net proceeds were used for general corporate purposes.

Although the 2023 Convertible Notes are convertible at the option of the note holders before June 15, 2028 upon the occurrence of certain events, during the next twelve months there are no scheduled conversion triggers. As a result, we expect our required debt service cash outlay during the next twelve months for the 2023 Convertible Notes to be limited to interest payments of $16.7 million.

2021 Credit Agreement

The mandatory repayments under our 2021 Credit Agreement for the next twelve months are $7.5 million and the cash interest expense (based upon current interest rates) for the 2021 Term Loan is $9.1 million. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2023, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2023 Convertible Notes is fixed, and thus, as it relates to our convertible notes, we are not exposed to changes in interest rates.

The interest rates on our 2021 Credit Agreement are based upon an adjusted SOFR rate (including a 0.10% credit spread adjustment) plus an applicable margin, or an alternate base rate ("ABR") plus an applicable margin. See Note 5 to our Financial Statements for further details related to our long-term debt.

A hypothetical adverse change of 10% in the December 31, 2023 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of December 31, 2023 and 2022 were $186.3 million and $150.4 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments. Our cash equivalents are invested primarily in institutional money market funds held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of December 31, 2023 and 2022, we had $274.7 million and $238.7 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

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

During the year ended December 31, 2023, we generated approximately 88% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

As of December 31, 2023 and 2022, the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries are as follows (in thousands, in U.S. dollar equivalents):

	December 31, 2023		December 31, 2022
	Monetary	Monetary	Monetary	Monetary
	Liabilities	Assets	Liabilities	Assets
Pounds sterling	$(107)	$1,197	$(119)	$601
Euro	(739)	4,311	(425)	1,992
U.S. Dollar	(1,354)	25,723	(597)	31,646
South African Rand	-	2,210	-	-
Other	(19)	830	(72)	503
Totals	$(2,219)	$34,271	$(1,213)	$34,742

A hypothetical adverse change of 10% in the December 31, 2023 exchange rates would not have had a material impact upon our results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CSG Systems International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Agreements with significant customers

As discussed in Note 3 to the consolidated financial statements, the Company generated 39% of its revenue from its two largest customers (significant customers). The agreements with these significant customers are complex and subject to modification in the form of amendments, change requests, or statements of work, which can occur frequently. The accounting for these agreements requires significant judgments to be made by the Company, specifically whether a new or revised agreement is treated as either a separate contract or modification of an existing contract. The judgments could significantly affect revenue recognized in any period.

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

Omaha, Nebraska
February 16, 2024

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$186,264	$150,365
Short-term investments	-	71
Total cash, cash equivalents, and short-term investments	186,264	150,436
Settlement and merchant reserve assets	274,699	238,653
Trade accounts receivable:
Billed, net of allowance of $5,432 and $5,528	267,680	274,189
Unbilled	82,163	52,830
Income taxes receivable	1,345	1,270
Other current assets	50,075	48,577
Total current assets	862,226	765,955
Non-current assets:
Property and equipment, net of depreciation of $121,816 and $105,466	65,545	71,787
Operating lease right-of-use assets	34,283	49,687
Software, net of amortization of $157,601 and $150,337	14,224	22,774
Goodwill	308,596	304,036
Acquired customer contracts, net of amortization of $126,469 and $120,080	35,879	45,417
Customer contract costs, net of amortization of $42,094 and $30,601	54,421	54,735
Deferred income taxes	57,855	26,206
Other assets	10,017	7,956
Total non-current assets	580,820	582,598
Total assets	$1,443,046	$1,348,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$37,500
Operating lease liabilities	15,946	21,012
Customer deposits	41,035	40,472
Trade accounts payable	46,406	47,720
Accrued employee compensation	84,380	68,321
Settlement and merchant reserve liabilities	273,817	237,810
Deferred revenue	54,199	46,033
Income taxes payable	4,104	5,455
Other current liabilities	33,449	22,886
Total current liabilities	560,836	527,209
Non-current liabilities:
Long-term debt, net of unamortized discounts of $15,628 and $2,656	534,997	375,469
Operating lease liabilities	34,360	53,207
Deferred revenue	23,447	21,991
Income taxes payable	3,041	3,410
Deferred income taxes	123	117
Other non-current liabilities	12,916	11,901
Total non-current liabilities	608,884	466,095
Total liabilities	1,169,720	993,304
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 6,781 and 5,091 shares reserved for employee stock purchase plan and stock incentive plans; 29,541 and 31,269 shares outstanding	713	708
Additional paid-in capital	490,947	495,189
Treasury stock, at cost; 40,398 and 38,210 shares	(1,136,055)	(1,018,034)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	1	1
Cumulative foreign currency translation adjustments	(50,414)	(58,830)
Accumulated earnings	968,134	936,215
Total stockholders' equity	273,326	355,249
Total liabilities and stockholders' equity	$1,443,046	$1,348,553

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,169,258	$1,089,752	$1,046,487

Cost of revenue (exclusive of depreciation, shown separately below)	615,042	565,168	543,211
Other operating expenses:
Research and development	143,201	137,913	134,691
Selling, general and administrative	247,613	238,018	214,694
Depreciation	23,189	23,598	24,835
Restructuring and reorganization charges	16,336	46,308	4,870
Total operating expenses	1,045,381	1,011,005	922,301
Operating income	123,877	78,747	124,186
Other income (expense):
Interest expense	(31,176)	(16,432)	(14,569)
Amortization of original issue discount	-	-	(3,021)
Interest and investment income, net	4,336	877	365
Loss on derivative liability upon debt conversion	-	(7,456)	-
Other, net	(4,686)	5,045	(6,015)
Total other	(31,526)	(17,966)	(23,240)
Income before income taxes	92,351	60,781	100,946
Income tax provision	(26,105)	(16,721)	(28,615)
Net income	$66,246	$44,060	$72,331

Weighted-average shares outstanding:
Basic	29,938	31,028	31,776
Diluted	30,115	31,298	32,010

Earnings per common share:
Basic	$2.21	$1.42	$2.28
Diluted	2.20	1.41	2.26

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$66,246	$44,060	$72,331
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,416	(20,483)	(7,196)
Unrealized holding gain (loss) on short-term investments arising during period	-	7	(19)
Other comprehensive income (loss), net of tax	8,416	(20,476)	(7,215)
Total comprehensive income, net of tax	$74,662	$23,584	$65,116

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
BALANCE, January 1, 2021	32,713	$700	$470,557	$(894,126)	$(31,138)	$876,402	$-	$422,395

Comprehensive income:
Net income	-	-	-	-	-	72,331	-
Unrealized loss on short-term investments, net of tax	-	-	-	-	(19)	-	-
Foreign currency translation adjustments	-	-	-	-	(7,196)	-	-
Total comprehensive income								65,116
Repurchase of common stock	(863)	-	(6,258)	(35,980)	-	-	-	(42,238)
Issuance of common stock pursuant to employee stock purchase plan	64	-	2,610	-	-	-	-	2,610
Issuance of restricted common stock pursuant to stock- based compensation plans	661	6	(6)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(80)	(1)	-	-	-	-	-	(1)
Stock-based compensation expense	-	-	21,400	-	-	-	-	21,400
Dividends	-	-	-	-	-	(32,673)	-	(32,673)
Noncontrolling interest related to business combination	-	-	-	-	-	-	3,635	3,635
BALANCE, December 31, 2021	32,495	705	488,303	(930,106)	(38,353)	916,060	3,635	440,244

Comprehensive income:
Net income	-	-	-	-	-	44,060	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	7	-	-
Foreign currency translation adjustments	-	-	-	-	(20,483)	-	-
Total comprehensive income								23,584
Repurchase of common stock	(1,635)	(1)	(8,675)	(87,928)	-	-	-	(96,604)
Issuance of common stock pursuant to employee stock purchase plan	57	-	2,969	-	-	-	-	2,969
Issuance of restricted common stock pursuant to stock- based compensation plans	544	6	(6)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(192)	(2)	2	-	-	-	-	-
Stock-based compensation expense	-	-	27,243	-	-	-	-	27,243
Settlement of convertible debt securities, net of tax	-	-	(4,845)	-	-	-	-	(4,845)
Adjustments due to adoption of new accounting standard	-	-	(9,802)	-	-	9,802	-	-
Dividends	-	-	-	-	-	(33,707)	-	(33,707)
Write-off of noncontrolling interest	-	-	-	-	-	-	(3,635)	(3,635)
BALANCE, December 31, 2022	31,269	708	495,189	(1,018,034)	(58,829)	936,215	-	355,249

Comprehensive income:
Net income	-	-	-	-	-	66,246	-
Foreign currency translation adjustments	-	-	-	-	8,416	-	-
Total comprehensive income								74,662
Repurchase of common stock	(2,369)	(2)	(10,156)	(118,021)	-	-	-	(128,179)
Issuance of common stock pursuant to employee stock purchase plan	74	-	3,284	-	-	-	-	3,284
Issuance of restricted common stock pursuant to stock- based compensation plans	666	7	(7)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(99)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	28,990	-	-	-	-	28,990
Purchase of capped call transactions, net of tax	-	-	(26,353)	-	-	-	-	(26,353)
Dividends	-	-	-	-	-	(34,327)	-	(34,327)
BALANCE, December 31, 2023	29,541	$713	$490,947	$(1,136,055)	$(50,413)	$968,134	$-	$273,326

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	2023	2022	2021
Cash flows from operating activities:
Net income	$66,246	$44,060	$72,331
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	23,585	27,967	24,835
Amortization	47,667	48,984	47,966
Amortization of original issue discount	-	-	3,021
Asset impairment	2,061	31,761	1,270
Gain on lease modifications	(4,349)	-	-
(Gain)/loss on short-term investments and other	-	18	(294)
Loss on derivative liability upon debt conversion	-	7,456	-
Loss on extinguishment of debt	-	-	132
Loss on acquisition of controlling interest	-	-	6,180
Unrealized foreign currency transactions (gain)/loss, net	225	(103)	(424)
Deferred income taxes	(23,560)	(27,627)	2,388
Stock-based compensation	28,990	27,243	21,400
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(22,401)	(51,005)	(10,278)
Other current and non-current assets and liabilities	(6,566)	(12,833)	(1,527)
Income taxes payable/receivable	(1,849)	9,336	(10,174)
Trade accounts payable and accrued liabilities	12,541	(36,971)	(15,607)
Deferred revenue	9,306	(4,689)	(996)
Net cash provided by operating activities	131,896	63,597	140,223

Cash flows from investing activities:
Purchases of software, property and equipment	(27,977)	(36,991)	(26,562)
Purchases of short-term investments	-	-	(66,970)
Proceeds from sale/maturity of short-term investments	71	27,953	90,452
Acquisition of and investments in business, net of cash acquired	-	-	(63,626)
Net cash used in investing activities	(27,906)	(9,038)	(66,706)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,284	2,969	2,610
Payment of cash dividends	(33,930)	(33,475)	(32,587)
Repurchase of common stock	(127,065)	(96,720)	(42,253)
Deferred acquisition payments	(3,220)	(2,314)	-
Proceeds from long-term debt	470,000	290,000	150,000
Payments on long-term debt	(327,500)	(264,801)	(128,438)
Purchase of capped call transactions related to convertible notes	(34,298)	-	-
Payments of deferred financing costs	(14,539)	-	(3,000)
Settlement and merchant reserve activity	35,963	52,656	20,277
Net cash used in financing activities	(31,305)	(51,685)	(33,391)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	2,173	(5,758)	(2,954)

Net increase (decrease) in cash, cash equivalents, and restricted cash	74,858	(2,884)	37,172

Cash, cash equivalents, and restricted cash, beginning of period	389,018	391,902	354,730
Cash, cash equivalents, and restricted cash, end of period	$463,876	$389,018	$391,902

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$24,730	$18,314	$12,882
Income taxes	51,675	34,671	36,690

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$186,264	$150,365	$205,635
Settlement and merchant reserve assets	274,699	238,653	186,267
Restricted cash included in current and non-current assets	2,913	-	-
Total cash, cash equivalents, and restricted cash	$463,876	$389,018	$391,902

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

Translation of Foreign Currency. Our foreign subsidiaries generally use the local currency of the countries in which they operate as their functional currency. Their assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue, expenses, and cash flows are translated at the average exchange rates prevailing during the period. Foreign currency translation adjustments are included in comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income.

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

We contract for our revenue management platform solutions using long-term arrangements whose terms have typically ranged from three to five years. These arrangements consist of a series of multiple services delivered daily or monthly, to include: (i) revenue management platforms; (ii) related products and services (e.g., field service management tools, consumer credit verifications, etc.); (iii) digital enablement and delivery functions; and (iv) customer statement invoice printing and mailing services. The fees for these services typically are billed to our customers monthly based upon actual monthly volumes and/or usage of services (e.g., the number of customer accounts maintained on our solutions, the number of transactions processed on our solutions, and/or the quantity and content of the monthly statements and mailings processed through our solutions).

For revenue management platform solution contracts, the total contract consideration (including impacts of discounts, incentives, and/or service level agreements) is primarily variable dependent upon actual monthly volumes and/or usage of services; however, these contracts can also include ancillary fixed consideration in the form of one-time, monthly, or annual fees. The pricing of products and services in these contracts is generally at stand-alone selling price, with no allocation of value between the individual performance obligations. In situations where we do an allocation, we determine stand-alone selling price based on established pricing and/or cost, plus an applicable margin. Revenue is generally recognized based on activities performed over a series of daily or monthly periods.

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

Our SaaS payments platform solutions are comprised of one performance obligation. Revenue for these services is based primarily on a fee per transaction or a percentage of the transaction principal, and is recognized as delivered over a series of daily service periods. Transaction fees collected from merchants are recognized as revenue on a gross basis when we are the principal in completing the payment processing transaction. As a principal to the transaction, we control the service of processing payments on our platform. We bear primary responsibility for the fulfillment of the payment service, contract directly with the merchant, and have full discretion in determining the fee charged to our customers which is independent of the costs we incur when we utilize payment processors or other financial institutions to perform services on our behalf. We therefore bear full margin risk when completing a payment processing transaction. Transaction fees are primarily comprised of fees paid to third-party payment processors and other financial institutions and interchange fees paid in conjunction with the delivery of service to customers under our payments services contracts. These fees are recognized in cost of revenue.

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

For our software arrangements, total contract consideration is allocated between the separate performance obligations based on stand-alone selling prices for software licenses, cost plus applicable margin for third-party licenses and/or services, and established pricing for maintenance. The initial sale of our software products generally requires significant production, modification, or customization, such that the delivery of the software license and related professional services required to implement the software represent one combined performance obligation that is satisfied over time based on hours worked (i.e., hours-based method). We are using hours worked on the project, compared against expected hours to complete the project, as the measure to determine progress toward completion as we believe it is the most appropriate metric to measure such progress. The software and services fees are generally fixed fees billed to our customers on a milestone or date basis.

The determination of the performance obligations and allocation of value for software license arrangements require significant judgment. We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license fees and maintenance, and cost-plus margins for services. Additionally, our use of an hours-based method of accounting for software license and other professional services performance obligations that are satisfied over time requires estimates of the expected hours necessary to complete a project. Changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of this method of revenue recognition as we are exposed to business risks in completing these types of performance obligations. The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity. The judgments and estimates made for these types of obligations could: (i) have a significant effect on revenue recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. To mitigate the inherent risks in using this hours-based method, we track our current hours expended against our estimates on a periodic basis and continually reevaluate the appropriateness of our estimates.

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2023, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.5 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize over 75% of this amount by the end of 2026, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our SaaS and related solutions customer contracts that includes variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2025 through 2036.

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for 2023, 2022, and 2021 was as follows (in thousands):

	2023	2022	2021
Revenue:
SaaS and related solutions	$1,024,572	$956,995	$926,290
Software and services	98,078	87,247	72,818
Maintenance	46,608	45,510	47,379
Total revenue	$1,169,258	$1,089,752	$1,046,487

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for 2023, 2022, and 2021, as a percentage of our total revenue, was as follows:

	2023	2022	2021
Americas (principally the U.S.)	86%	85%	85%
Europe, Middle East, and Africa (principally Europe)	10%	11%	11%
Asia Pacific	4%	4%	4%
Total revenue	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for 2023, 2022, and 2021, as a percentage of our total revenue, was as follows:

	2023	2022	2021
Broadband/Cable/Satellite	52%	54%	57%
Telecommunications	20%	20%	19%
Other	28%	26%	24%
Total revenue	100%	100%	100%

Billed and Unbilled Accounts Receivable. Billed accounts receivable represents our unconditional rights to consideration. Once invoiced, our payment terms are generally between 30-60 days. We rarely have contracts with financing arrangements. Unbilled accounts receivable represents our rights to consideration for work completed but not billed. Unbilled accounts receivable is transferred to billed accounts receivable when the rights become unconditional, which is generally at the time of invoicing.

The following table rolls forward our unbilled accounts receivable from January 1, 2022 to December 31, 2023 (in thousands):

Unbilled Receivables
Beginning Balance, January 1, 2022	$35,802
Recognized during the period	285,562
Reclassified to receivables	(265,707)
Other	(2,827)
Ending Balance, December 31, 2022	52,830
Recognized during the period	287,844
Reclassified to receivables	(258,792)
Other	281
Ending Balance, December 31, 2023	$82,163

Deferred Revenue. Deferred revenue represents consideration received from customers in advance of services being performed.

The following table rolls forward our deferred revenue from January 1, 2022 to December 31, 2023 (in thousands):

Deferred Revenue
Beginning Balance, January 1, 2022	$(73,347)
Revenue recognized that was included in deferred revenue at the beginning of the period	53,947
Consideration received in advance of services performed net of revenue recognized in the current period	(51,432)
Other	2,808
Ending Balance, December 31, 2022	(68,024)
Revenue recognized that was included in deferred revenue at the beginning of the period	45,699
Consideration received in advance of services performed net of revenue recognized in the current period	(55,920)
Other	599
Ending Balance, December 31, 2023	$(77,646)

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of December 31, 2023 and 2022, our cash equivalents consist primarily of institutional money market funds, commercial paper, and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. Our restricted cash mainly serves to collateralize bank guarantees, performance guarantees, and certain outstanding letters of credit. As of December 31, 2023, we had $2.9 million of restricted cash included in other current and non-current assets in our Balance Sheets. As of December 31, 2022, we had $1.0 million of restricted cash included in cash and cash equivalents in our Balance Sheets.

Short-term Investments and Other Financial Instruments. Our financial instruments as of December 31, 2023 and 2022 include cash and cash equivalents, short-term investments, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

Our short-term investments and certain cash equivalents are considered “available-for-sale” and are reported at fair value in our Balance Sheets, with unrealized gains and losses, net of the related income tax effect, excluded from earnings and reported in a separate component of stockholders’ equity. Realized and unrealized gains and losses were not material in any period presented.

Proceeds from the sale/maturity of short-term investments in 2023, 2022, and 2021 were $0.1 million, $28.0 million, and $90.5 million, respectively.

The following table represents the fair value hierarchy based upon three levels of inputs, of which Levels 1 and 2 are considered observable and Level 3 is unobservable, for our financial assets measured at fair value (in thousands):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$5,484	$-	$5,484	$5,318	$-	$5,318
Short-term investments:
Asset-backed securities	-	-	-	-	71	71
Total	$5,484	$-	$5,484	$5,318	$71	$5,389

Valuation inputs used to measure the fair value of our money market funds were derived from quoted market prices. The fair value of all other financial instruments are based upon pricing provided by third-party pricing services. These prices were derived from observable market inputs.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Convertible Notes (par value)	$425,000	$428,506	$-	$-
2021 Credit Agreement (carrying value including current maturities):
Term Loan	133,125	133,125	140,625	140,625
Revolver	-	-	275,000	275,000

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

Merchant reserve assets/liabilities represent deposits collected from merchants to mitigate our risk of loss due to nonperformance of settlement obligations initiated by those merchants using our payments processing services, or non-payment by customers for services rendered by us. We perform a credit risk evaluation on each customer based on multiple criteria, which provides the basis for the deposit amount required for each merchant. For the duration of our relationship with each merchant, we hold their reserve deposits with major financial institutions. We hold these funds in separate accounts and are offset by corresponding liabilities.

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	December 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$260,712	$259,825	$219,368	$218,525
Merchant reserve assets/liabilities	13,987	13,992	19,285	19,285
Total	$274,699	$273,817	$238,653	$237,810

Concentrations of Credit Risk. In the normal course of business, we are exposed to credit risk. The principal concentrations of credit risk relate to cash deposits, cash equivalents, and accounts receivable. We regularly monitor credit risk exposures and take steps to mitigate the likelihood of these exposures resulting in a loss. We hold our cash deposits and cash equivalents with financial institutions we believe to be of sound financial condition.

We generally do not require collateral or other security to support accounts receivable. We evaluate the creditworthiness of our customers in conjunction with our revenue recognition process, as well as through our ongoing collectability assessment process for accounts receivable. We maintain an allowance for expected losses based upon factors surrounding the credit risk of specific customers, historical trends, and other information. We use various judgments and estimates in determining the adequacy of the allowance for expected losses. See Note 3 for additional details of our concentration of accounts receivable.

The activity in our allowance for expected losses is as follows (in thousands):

	2023	2022	2021
Balance, beginning of year	$5,528	$4,250	$3,628
Additions to expense	1,765	1,295	1,102
Write-offs	(1,767)	(8)	(466)
Other	(94)	(9)	(14)
Balance, end of year	$5,432	$5,528	$4,250

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

Software. We expend substantial amounts on R&D, particularly for new solutions and enhancements of existing products and services. For development of software solutions that are to be licensed by us, we expense all costs related to the development of the software until technological feasibility is established. For development of software to be used internally (e.g., cloud-based systems software), we expense all costs prior to the application development stage.

During 2023, 2022, and 2021, we expended $143.2 million, $137.9 million, and $134.7 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2023, 2022, and 2021, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2023 and 2022 Balance Sheets.

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

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on the face of our Income Statements. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2023	2022	2021
Basic weighted-average common shares	29,938	31,028	31,776
Dilutive effect of restricted common stock	177	270	234
Diluted weighted-average common shares	30,115	31,298	32,010

The dilutive effect of restricted common stock is computed using the treasury stock method. The dilutive effect of the 2023 Convertible Notes is computed using the if-converted method and will only have an effect in those quarterly periods in which our average stock price exceeds the current effective conversion price.

Potentially dilutive common shares related to non-participating unvested restricted stock and stock warrants were excluded from the computation of diluted EPS, as the effect was anti-dilutive, and were not material in any period presented. Stock warrants (see Note 12) will only have a dilutive effect upon vesting in those periods in which our average stock price exceeds the exercise price of $26.68 per warrant.

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

Accounting Pronouncements Adopted. Effective January 1, 2022, we adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. (“ASU 2020-06”), which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amended the related EPS guidance. We adopted ASU 2020-06 using the modified retrospective transition method and recorded a $9.8 million cumulative-effect adjustment to our accumulated earnings and additional paid-in capital balances.

Accounting Pronouncements Issued but Not Yet Effective. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), (“ASU 2023-07”), which enhances reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. ASU 2023-07 also requires disclosure of the title and position of the company’s Chief Operating Decision Maker (“CODM”) and how the CODM uses financial reporting to assess segment performance and allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. We are in the process of evaluating what impact this ASU will have on our Financial Statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to disclose more detailed information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are in the process of evaluating what impact this ASU will have on our Financial Statements and disclosures.

3. Segment Reporting and Significant Concentration

Segment Information. We have evaluated how our CODM has organized our Company for purposes of making operating decisions and assessing performance, and have concluded that as of December 31, 2023, there is one reportable segment.

Solutions and Services. Our solutions and services help companies around the world monetize and digitally enable the customer experience by accurately capturing, managing, generating, and optimizing the interactions and revenue associated with their customers. We generate a substantial percentage of our revenue from customers utilizing Advanced Convergent Platform (“ACP”), a private SaaS platform, and related solutions (e.g., service technician management, analytics, electronic bill presentment, etc.) within the North American communications markets. In addition, a smaller portion of our revenue is generated from our public SaaS revenue management and payments platforms, serving customers globally. In addition, we license certain solutions (e.g., mediation, partner management, rating, and charging) and provide our professional services to implement, configure, and maintain these solutions. These solutions are sometimes provided under a managed service arrangement, where we assume long-term responsibility for delivering and maintaining our solutions and related operations under a defined scope and specified service levels.

Significant Customers. A large percentage of our revenue has been generated from our two largest customers, Charter Communications, Inc. (“Charter”) and Comcast Corporation (“Comcast”).

Revenue from these customers represented the following percentages of our total revenue for the following years:

	2023	2022	2021
Charter	21%	20%	21%
Comcast	18%	20%	21%

As of December 31, 2023 and 2022, the percentage of net billed accounts receivable balances attributable to these customers were as follows:

	As of December 31,
	2023	2022
Charter	23%	22%
Comcast	17%	17%

We expect to continue to generate a large percentage of our future revenue from our significant customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. Should a significant customer: (i) terminate or fail to renew their contracts with us, in whole or in part for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our solutions and services, or the scope of solutions and services that we provide; or (iii) experience financial or operating difficulties, it could have a material adverse effect on our financial position and results of operations.

4. Goodwill and Long-Lived Assets

Property and Equipment. Property and equipment as of December 31, 2023 and 2022 consisted of the following (in thousands, except years):

	Useful Lives
	(Years)	December 31, 2023	December 31, 2022
Computer equipment	3-6	$89,946	$85,432
Leasehold improvements	10	27,134	23,996
Operating equipment	3-8	67,825	65,949
Furniture and fixtures	8	2,456	1,876
		187,361	177,253
Less – accumulated depreciation		(121,816)	(105,466)
Property and equipment, net		$65,545	$71,787

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill for 2022 and 2023 is as follows (in thousands):

January 1, 2022 balance	$321,330
Adjustments related to prior acquisitions	1,896
Impairment charge related to MobileCard Holdings, LLC	(7,211)
Effects of changes in foreign currency exchange rates	(11,979)
December 31, 2022 balance	304,036
Adjustments related to prior acquisitions	(20)
Impairment charge related to Keydok, LLC	(1,118)
Effects of changes in foreign currency exchange rates	5,698
December 31, 2023, balance	$308,596

The 2022 adjustments related to prior acquisitions are primarily a result of the finalization of the purchase accounting for MobileCard Holdings, LLC (“MobileCard”) and DGIT Systems Pty Ltd (“DGIT”). See Notes 7 and 8 for further discussion, to include the decisions to dissolve the MobileCard and Keydok, LLC (“Keydok”) businesses, resulting in the impairment charges recorded above.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software.

Acquired Customer Contracts. As of December 31, 2023 and 2022, the carrying values of our acquired customer contracts were as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts (1)	$162,348	$(126,469)	$35,879	$165,497	$(120,080)	$45,417

The aggregate amortization related to acquired customer contracts included in our operations for 2023, 2022, and 2021 was as follows (in thousands):

	2023	2022	2021
Acquired customer contracts (1)	$9,775	$11,605	$9,240
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

The remaining weighted-average amortization period of the acquired customer contracts as of December 31, 2023 was approximately 74 months. Based on the net carrying value of these acquired customer contracts, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2024 – $8.6 million; 2025 – $7.7 million; 2026 – $5.9 million; 2027 – $3.1 million; and 2028 – $2.5 million.

Software. Software consists of: (i) software and similar intellectual property rights from various business acquisitions; and (ii) internal use software. As of December 31, 2023 and 2022, the carrying values of our software assets were as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Acquired software (2)	$84,031	$(77,520)	$6,511	$83,543	$(74,578)	$8,965
Internal use software (3)	87,794	(80,081)	7,713	89,568	(75,759)	13,809
Total software	$171,825	$(157,601)	$14,224	$173,111	$(150,337)	$22,774

The aggregate amortization related to software included in our operations for 2023, 2022, and 2021 was as follows (in thousands):

	2023	2022	2021
Acquired software amortization (2)	$2,410	$2,750	$2,405
Internal use software amortization (3)	13,624	14,140	13,316
Total software amortization	$16,034	$16,890	$15,721

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

The remaining weighted-average amortization period of the software intangible assets as of December 31, 2023 was approximately 24 months. Based on the net carrying value of these intangible assets, the estimated amortization for each of the four succeeding fiscal years ending December 31 will be: 2024 – $8.2 million; 2025 – $3.8 million; 2026 – $2.1 million; and 2027 – $0.1 million; with the software intangible assets being fully amortized by the end of 2027.

Customer Contract Costs. As of December 31, 2023 and 2022, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer contract incentives (4)	$7,027	$(4,935)	$2,092	$6,626	$(3,798)	$2,828
Capitalized costs (5)	71,976	(29,027)	42,949	63,081	(20,459)	42,622
Capitalized commission fees (6)	17,512	(8,132)	9,380	15,629	(6,344)	9,285
Total customer contract costs	$96,515	$(42,094)	$54,421	$85,336	$(30,601)	$54,735

The aggregate amortization related to our customer contract costs included in our operations for 2023, 2022, and 2021 was as follows (in thousands):

	2023	2022	2021
Customer contract incentives amortization (4)	$1,136	$792	$687
Capitalized costs amortization (5)	15,422	15,918	17,955
Capitalized commission fees amortization (6)	3,733	3,028	2,576
Total customer contract costs amortization	$20,291	$19,738	$21,218
(4)
Customer contract incentives consist principally of incentives provided to new or existing customers to convert their customer accounts to, or retain their customer accounts on, our solutions. Customer contract incentives are amortized ratably over the contract period to include renewal periods, if applicable, which as of December 31, 2023, have termination dates that range from 2024 to 2027. The amortization of customer contract incentives is reflected as a reduction of revenue in our Income Statements.
(5)
Capitalized costs are related to: (i) customer conversion/set-up activities; and (ii) direct material costs to fulfill long-term revenue management solutions and managed services arrangements. These costs are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2023, range from 2024 to 2036, and are included in cost of revenue in our Income Statements.
(6)
Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract. These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2023, range from 2024 to 2029, and are included in Selling, General, and Administrative (“SG&A”) expenses in our Income Statements. Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

5. Debt

As of December 31, 2023 and 2022, our long-term debt was as follows (in thousands):

	December 31, 2023	December 31, 2022
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	$425,000	$-
Less – deferred financing costs	(13,216)	-
2023 Convertible Notes, net of unamortized discounts	411,784	-
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 6.823% at December 31, 2023)	133,125	140,625
Less – deferred financing costs	(2,412)	(2,656)
2021 Term Loan, net of unamortized discounts	130,713	137,969
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	275,000
Total debt, net of unamortized discounts	542,497	412,969
Current portion of long-term debt, net of unamortized discounts	(7,500)	(37,500)
Long-term debt, net of unamortized discounts	$534,997	$375,469

2023 Convertible Notes. In September 2023, we completed an offering of $425.0 million of 3.875% senior convertible notes due September 15, 2028 (the “2023 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2023 Convertible Notes are unsecured obligations and will pay 3.875% annual cash interest, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2024.

The 2023 Convertible Notes will be convertible at the option of the noteholders before June 15, 2028, upon the occurrence of certain events. On or after June 15, 2028, and until the close of business on the second scheduled trading day immediately preceding September 15, 2028, the maturity date, noteholders may convert all or any portion of their notes at any time regardless of these conditions. The 2023 Convertible Notes will be convertible at a conversion rate of 14.0753 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes, which is equivalent to a conversion price of $71.05 per share of our common stock and the conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events, in accordance with the terms of the indenture. Under the terms of the 2023 Convertible Notes, we will adjust the conversion rate for any quarterly dividends exceeding $0.28 per share. We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of December 31, 2023, none of the conditions to early convert have been met.

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

The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.

The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2023 Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2023 Convertible Notes, in the event that the market price per share of common stock (as measured under the terms of the Capped Call Transactions) is greater than the strike price of the Capped Call Transactions. The strike price of the Capped Call Transactions initially corresponds to the initial conversion price of the 2023 Convertible Notes, or $71.05 per share of our common stock, plus any carryforward adjustments not yet effected. The Capped Call Transactions have an initial cap price of $96.52 per share of our common stock, which represents a premium of 80% over the last reported sale price of our common stock on the date the 2023 Convertible Notes were issued, subject to certain adjustments under the terms of the Capped Call Transactions.

The Capped Call Transactions are separate transactions entered into by us with the Option Counterparties. They are not part of the terms of the 2023 Convertible Notes and do not change the holders’ rights under the 2023 Convertible Notes. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they meet the criteria for equity classification. The premiums paid for the Capped Call Transactions of $34.3 million have been included as a reduction to additional paid-in capital, net of $7.9 million of deferred income taxes.

The proceeds from the sale of the 2023 Convertible Notes, net of financing costs, were $411.0 million. We used the net proceeds to: (i) repay the principal amount of $275.0 million of outstanding borrowings under our $450.0 million, five-year revolving loan facility; (ii) repurchase 1.7 million shares of our common stock for $90.1 million in privately negotiated transactions, concurrently with the pricing of the offering of the 2023 Convertible Notes; and (iii) pay the $34.3 million premium for the Capped Call Transactions. The remaining net proceeds were used for general corporate purposes.

In conjunction with the closing of the 2023 Convertible Notes, we incurred financing costs of $14.0 million which are being amortized to interest expense using the effective interest method through maturity.

2021 Credit Agreement. In September 2021, we entered into a $600.0 million credit agreement (the “2021 Credit Agreement”) with a consortium of banks to replace our $350.0 million credit agreement (“2018 Credit Agreement”).

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

The interest rates under the 2021 Credit Agreement are based upon our choice of an adjusted SOFR rate plus an applicable margin of 1.375% - 2.125%, or an alternate base rate ("ABR") plus an applicable margin of 0.375% - 1.125%, with the applicable margin being determined in accordance with our then-net secured total leverage ratio. We pay a commitment fee of 0.150% - 0.325% of the average daily unused amount of the 2021 Revolver, with the commitment fee rate also determined in accordance with our then-net secured total leverage ratio.

The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants that places limits on our ability to: (i) incur additional indebtedness; (ii) create liens on its property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; (viii) prepay certain indebtedness; and (ix) issue capital stock of subsidiaries. We must also meet certain financial covenants to include: (i) a maximum total leverage ratio; (ii) a maximum first-lien leverage ratio; and (iii) a minimum interest coverage ratio. In conjunction with the 2021 Credit Agreement, we entered into a security agreement in favor of Bank of America N.A., as collateral agent (the “Security Agreement”). Under the Security Agreement and 2021 Credit Agreement, certain of our domestic subsidiaries have guaranteed its obligations, and have pledged substantially all of our assets to secure the obligations under the 2021 Credit Agreement and such guarantees.

During 2023, we made $7.5 million of principal repayments on our 2021 Term Loan. In conjunction with the issuance of the 2023 Convertible Notes, we repaid $275.0 million on our 2021 Revolver. Additionally, during 2023, we borrowed and repaid an additional $45.0 million on our 2021 Revolver. As of December 31, 2023, we had no borrowings outstanding on our 2021 Revolver, leaving the entire $450.0 million available to us.

As of December 31, 2023, our interest rate on the 2021 Term Loan is 6.823% (adjusted SOFR, credit spread adjustment of 0.10%, plus 1.375% per annum), effective through March 2024, and our commitment fee on the 2021 Revolver is 0.15%.

In conjunction with the closing of the 2021 Credit Agreement, we incurred financing costs of $3.0 million. When combined with the remaining deferred financing costs of the 2018 Credit Agreement, financing costs of $3.7 million were deferred and are being amortized to interest expense using the effective interest method over the related term of the 2021 Credit Agreement. Additionally, as certain lenders from the 2018 Credit Agreement chose not to participate in the 2021 Credit Agreement syndication group, we wrote-off $0.1 million of unamortized debt issuance costs and recognized a loss on the extinguishment of the 2018 Credit Agreement. In September 2023, we entered into the Second Amendment to the 2021 Credit Agreement (the “Second Amendment”). The Second Amendment permitted the issuance and sale of the 2023 Convertible Notes and the related Capped Call Transactions (described above). In conjunction with the Second Amendment, we incurred financing costs of $0.5 million which have been combined with the remaining deferred financing costs and are being amortized to interest expense using the effective interest method over the remaining term of the 2021 Credit Agreement.

2016 Convertible Notes. In March 2016, we completed an offering of $230.0 million of 4.25% senior convertible notes due March 15, 2036 (the “2016 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2016 Convertible Notes were unsecured obligations and paid 4.25% annual cash interest, payable semiannually in arrears on March 15 and September 15 of each year.

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

As a result of our irrevocable election made in December 2021 to settle all conversions during the conversion period in cash, a derivative liability was created and required to be separated from the debt upon conversion by the holders. We recognized a $7.5 million loss on derivative liability upon debt conversion due to the related change in our stock price over the 40 consecutive trading days during the period of January 12, 2022 to March 10, 2022 (the observation period). The loss was recorded to other income (expense) in our Income Statements with the remaining amount paid above par of $4.8 million, net of tax, recorded to additional paid-in capital.

The original issue discount (“OID”) related to the 2016 Convertible Notes was amortized to interest expense through December 15, 2021, the first date the 2016 Convertible Notes could be put back to us by the holders without conditions.

Estimated Maturities on Long-Term Debt. As of December 31, 2023, the maturities of our long-term debt, based upon: (i) the maturity date of the 2023 Convertible Notes; and (ii) the mandatory repayment schedule for the 2021 Term Loan, were as follows (in thousands):

	2024	2025	2026	2027	2028	Total
2023 Convertible Notes	$-	$-	$-	$-	$425,000	$425,000
2021 Term Loan	7,500	7,500	118,125	-	-	133,125
Total long-term debt repayments	$7,500	$7,500	$118,125	$-	$425,000	$558,125

Deferred Financing Costs. As of December 31, 2023, net deferred financing costs related to the 2021 Credit Agreement were $2.4 million and are being amortized to interest expense over the related term of the 2021 Credit Agreement (through September 2026). As of December 31, 2023, net deferred financing costs related to the 2023 Convertible Notes were $13.2 million and are being amortized to interest expense through the maturity date of the 2023 Convertible Notes (September 2028). The net deferred financing costs are presented as a reduction from the carrying amount of the corresponding debt liability on our Balance Sheets. Interest expense for 2023, 2022, and 2021 includes amortization of deferred financing costs of $1.7 million, $1.0 million, and $1.9 million, respectively. The weighted-average interest rate on our debt borrowings, including amortization of OID, amortization of deferred financing costs, and commitment fees on the revolving loan facility, for 2023, 2022, and 2021, was approximately 7%, 4%, and 5%, respectively.

6. Leases

We have operating leases for: (i) real estate which includes office space and our design and delivery centers; and (ii) our outsourced data center environment, as discussed further in Note 11. Our leases have remaining terms through 2033, some of which include options to extend the leases for up to an additional ten years. The exercise of lease renewal options is at our sole discretion. Additionally, certain of our leases include payments that are adjusted periodically for inflation.

We have made an accounting policy election not to recognize on our Balance Sheets leases with an initial term of twelve months or less, for any class of underlying asset. We have also made an election for real estate leases not to separate the lease and non-lease components, but rather account for the entire arrangement as a single lease component. For our outsourced data center environment agreement, we have concluded that there are lease and non-lease components and have allocated the consideration in the agreement on a relative stand-alone price basis. Due to the significant assumptions and judgements required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgements and estimates made could have a significant effect on the amount of assets and liabilities recognized.

We sublease certain of our leased real estate to third parties. These subleases have remaining lease terms through 2031.

The components of lease expense for 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Operating lease expense	$16,073	$21,516	$26,131
Variable lease expense	3,299	4,103	4,530
Short-term lease expense	1,115	1,105	582
Sublease income	(2,691)	(2,246)	(2,596)
Total net lease expense	$17,796	$24,478	$28,647

The decrease in lease expense is due to our flexible work approach that began in 2022 and resulted in the consolidation and closure of office space at numerous of our leased real estate locations (see Note 8).

Other information related to leases for 2023, 2022, and 2021 was as follows (in thousands, except term and discount rate):

	2023	2022	2021
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$20,559	$21,125	$23,272
Right-of-use assets obtained in exchange for new operating lease liabilities	2,787	3,817	3,909
Weighted-average remaining lease term - operating leases	58 months	54 months	59 months
Weighted-average discount rate - operating leases	3.95%	3.84%	3.30%

Future minimum lease payments under non-cancelable leases as of December 31, 2023 were as follows (in thousands):

2024	$16,957
2025	13,173
2026	5,860
2027	5,119
2028	4,933
Thereafter	9,437
Total future minimum lease payments (1)	55,479
Less: Interest (2)	(5,173)
Total	$50,306

Current operating lease liabilities	$15,946
Non-current operating lease liabilities	34,360
Total	$50,306

(1)
For leases commencing prior to 2019, minimum lease payments exclude payments for real estate taxes and non-lease components.
(2)
We use our functional currency adjusted incremental borrowing rate for the discount rate.

During 2023, we entered into a new agreement with our outsourced data center environment provider that is effective in 2025 (see Note 11). As a result, upon commencement we will evaluate the lease and non-lease components and allocate the consideration between them.

7. Acquisitions

MobileCard Holdings, LLC. In 2018, we invested in MobileCard, a mobile money fintech payment company in Latin America. In July 2021, we made an additional investment in MobileCard, and we purchased additional LLC units from a third-party for approximately $4 million and contributed cash of approximately $2 million, resulting in a 64% controlling interest in the company. Beginning in the third quarter of 2021, the results of MobileCard were consolidated in our results of operations. In June 2022, we decided to dissolve the MobileCard business. See Note 8 for additional discussion.

Keydok, LLC. On September 14, 2021, we acquired Keydok, a digital identity and document management platform provider, headquartered in Mexico. We acquired 100% of the equity of Keydok for a purchase price of $1.0 million. In March 2023, we decided to dissolve the Keydok business. See Note 8 for additional discussion.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT, a provider of configure, price and quote (CPQ), and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, with approximately $14 million paid upon close and the remaining consideration of approximately $2 million paid through 2025, subject to certain reductions, as applicable. During 2023 and 2022, we made purchase price payments of $1.2 million and $0.3 million, respectively.

The DGIT acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through September 30, 2025. During 2022, $0.3 million of the earn-out had been achieved and was paid in 2023.

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

During 2023 we implemented the following restructuring and reorganizational activities:

•
We decided to dissolve the Keydok business, which we had acquired in 2021 (see Note 7). As a result, we recorded net impairment charges of $1.2 million, to include the write-off of the acquired goodwill. We also subsequently terminated approximately 30 Mexico-based employees, which resulted in restructuring charges related to involuntary terminations of $1.6 million.
•
We reduced our workforce by approximately 110 employees, mainly in the U.S., as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $3.5 million.
•
We modified three of our real estate leases, at previously closed locations in India and the U.S., resulting in earlier termination dates and the recognition of a $4.3 million gain. We also recorded $0.5 million of additional operating lease right-of-use asset impairments.
•
We exited two reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expenses of $9.9 million, of which $1.8 million has been paid and $8.1 million was accrued as of December 31, 2023.

During 2022 we implemented the following restructuring and reorganizational activities:

•
In connection with our flexible work approach, we consolidated or closed office space at thirteen of our leased real estate locations in Australia, India, Sweden, and the U.S., resulting in restructuring charges of $23.1 million related to the impairments of operating lease right-of-use assets, furniture and fixtures, and leasehold improvements, and $4.4 million of accelerated depreciation.
•
We decided to dissolve the MobileCard business, as it was not meeting its projected targets. We had acquired a controlling interest in July of 2021 (see Note 7). As a result, we recorded net impairment charges of $7.0 million, to include the write-offs of the remaining acquired intangible assets, goodwill, and the noncontrolling interest. We also terminated approximately 40 Mexico-based employees, which resulted in restructuring charges related to involuntary terminations of $0.6 million.
•
We reduced our workforce by approximately 100 employees, mainly in North America, as a result of organizational changes and efficiencies, to include a margin improvement initiative that began in the second quarter of 2022. As a result, we incurred restructuring charges related to involuntary terminations of $7.1 million.

During 2021 we implemented the following restructuring and reorganizations activities:

•
We reduced our workforce by approximately 100 employees, mainly in North America, as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $3.4 million.
•
We modified one of our real estate leases in the U.S., resulting in an earlier termination date. As a result, we incurred restructuring charges related to the accelerated depreciation of furniture and fixtures and leasehold improvements of $1.2 million.

The activities discussed above resulted in total charges for 2023, 2022, and 2021 of $16.3 million, $46.3 million, and $4.9 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2023, 2022, and 2021 is as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2021, balance	$933	$-	$933
Charged to expense during period	3,419	1,451	4,870
Cash payments	(3,516)	210	(3,306)
Adjustment for accelerated depreciation	-	(1,246)	(1,246)
Adjustment for asset impairment	-	(415)	(415)
Other	(161)	-	(161)
December 31, 2021, balance	675	-	675
Charged to expense during period	7,720	38,588	46,308
Cash payments	(7,665)	(4,098)	(11,763)
Adjustment for accelerated depreciation	-	(30,121)	(30,121)
Adjustment for asset impairment	-	(4,369)	(4,369)
Other	1,761	-	1,761
December 31, 2022, balance	2,491	-	2,491
Charged to expense during period	5,128	11,208	16,336
Cash payments	(7,027)	(5,386)	(12,413)
Adjustment for accelerated depreciation	-	(396)	(396)
Adjustment for asset impairment	-	(1,675)	(1,675)
Adjustment for gain on lease modifications	-	4,349	4,349
Other	842	-	842
December 31, 2023, balance	$1,434	$8,100	$9,534

As of December 31, 2023, $6.9 million of the business restructuring and reorganization reserves were included in current liabilities.

9. Income Taxes

Income Tax Provision. The components of net income before income taxes are as follows (in thousands):

	2023	2022	2021
Domestic	$72,769	$53,251	$98,261
Australia	854	(5,851)	(3,429)
India	10,008	9,517	5,873
Ireland	(236)	(3,391)	1,627
United Kingdom	2,029	2,533	(5,734)
Foreign other	6,927	4,722	4,348
Total	$92,351	$60,781	$100,946

The income tax provision consists of the following (in thousands):

	2023	2022	2021
Current:
Federal	$34,438	$30,012	$17,012
State	8,230	6,517	5,835
Australia	(333)	55	118
India	3,601	4,370	959
Ireland	336	273	561
United Kingdom	1,002	349	426
Foreign other	2,391	2,772	1,338
	49,665	44,348	26,249
Deferred:
Federal	(19,687)	(21,962)	2,294
State	(1,982)	(3,073)	344
Australia	(896)	(890)	(180)
India	(1,231)	(1,388)	368
Ireland	(205)	(341)	(150)
United Kingdom	(233)	469	(558)
Foreign other	674	(442)	248
	(23,560)	(27,627)	2,366
Total income tax provision	$26,105	$16,721	$28,615

The effective tax rates in the various foreign jurisdictions differ from the statutory rates due primarily to changes in valuation allowances on deferred tax assets, withholding taxes incurred, and the impact of foreign exchange recognition on certain intercompany loans.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax provision is summarized as follows (in thousands):

	2023	2022	2021
Provision at Federal rate of 21%	$19,394	$12,764	$21,199
State income taxes, net of Federal impact	4,485	2,079	4,882
Research and experimentation credits	(1,053)	(1,560)	(2,062)
Stock award vesting	(554)	(1,355)	(538)
Tax uncertainties	(289)	(227)	69
Section 162(m) compensation limitation	2,955	2,326	1,610
Foreign rate differential	987	571	592
Valuation allowance for deferred tax assets	(1,655)	638	1,427
Withholding tax	2,728	1,948	2,305
Convertible debt premium	-	(1,017)	-
Other	(893)	554	(869)
Total income tax provision	$26,105	$16,721	$28,615

We have undistributed earnings of approximately $71 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings; therefore, a provision has not been made for foreign withholding taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

Deferred Income Taxes. Net deferred income tax assets as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred income tax assets	$109,536	$81,747
Deferred income tax liabilities	(25,351)	(27,733)
Valuation allowance	(26,453)	(27,925)
Net deferred income tax assets	$57,732	$26,089

The components of our net deferred income tax assets (liabilities) as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Net deferred income tax assets (liabilities):
Accrued expenses and reserves	$10,907	$6,206
Stock-based compensation	5,643	5,321
Software	80	(855)
Client contracts and related intangibles	(7,536)	(9,577)
Goodwill	(14,874)	(13,424)
Net operating loss carryforwards	25,379	27,820
Property and equipment	(2,941)	(3,789)
Deferred revenue	6,539	4,882
Debt financing	7,396	(88)
Foreign exchange gain/loss	2,010	1,791
Operating lease right-of-use assets and lease liabilities	3,555	5,872
R&D	46,817	28,733
Unrecognized tax benefit	326	408
Credits and incentives	384	374
Other	500	340
Total net deferred income tax assets	84,185	54,014
Less: valuation allowance	(26,453)	(27,925)
Net deferred income tax assets	$57,732	$26,089

Beginning January 1, 2022, certain R&D expenditures are required to be capitalized in accordance with Section 174 of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017, and amortized over a 5-year period if incurred domestically or a 15-year period if incurred outside the U.S. Of the total R&D related deferred income tax assets as of December 31, 2023, $46.3 million is attributable to capitalized R&D (net of applicable amortization) with the remaining amount attributable to foreign and state R&D credits. The net deferred income tax asset for debt financing increased from 2022 to 2023 primarily due to the Capped Call Transactions, discussed in Note 5. The Capped Call Transactions are amortizable beginning in 2023 through 2028.

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2023, we believe we will generate sufficient taxable income in the future such that we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2023, we have net state and foreign deferred income tax assets (net of federal benefit related to state and foreign income tax jurisdictions) of $1.2 million and $35.9 million, respectively, and have established valuation allowances against those state and foreign income tax deferred income tax assets of $1.3 million and $25.1 million, respectively.

As of December 31, 2023 and 2022, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $8 million and $13 million, respectively, which will begin to expire in 2029 and can be utilized through 2033. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired businesses. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2023 and 2022, we have: (i) state NOL carryforwards of approximately $29 million and $42 million, respectively, which will expire beginning in 2024 with a portion of the losses available over an indefinite period of time; and (ii) foreign subsidiary NOL carryforwards of approximately $102 million and $104 million, respectively, which will expire beginning in 2031, with a portion of the losses available over an indefinite period of time.

2022 Inflation Reduction Act. In 2022, the U.S. Federal government enacted the Inflation Reduction Act (“IRA”). The IRA includes a 15% corporate alternative minimum tax effective in 2024 for certain large corporations, a one percent excise tax on net share repurchases after December 31, 2022, and several tax incentives to promote clean energy. We do not expect the provisions of the IRA to have a material impact on our financial results.

Pillar Two. Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. Pillar Two, which was established by the Organization for Economic Co-operation and Development (OECD), generally provides for a 15 percent minimum effective tax rate for multinational enterprises in every jurisdiction in which they operate. The U.S. has not yet adopted Pillar Two, however, various other governments around the world have. We continue to monitor evolving tax legislation in the jurisdictions in which we operate.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2023	2022	2021
Balance, beginning of year	$2,562	$2,929	$1,393
Additions related to prior acquisitions	-	2	1,508
Lapse of statute of limitations	(409)	5	(151)
Additions for tax positions of prior years	100	8	36
Reductions for tax positions of prior years	(395)	(382)	(62)
Additions for tax positions of current year	-	-	205
Balance, end of year	$1,858	$2,562	$2,929

We recognize interest and penalties associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $1.9 million, $2.6 million, and $2.9 million of liability for unrecognized tax benefits as of December 31, 2023, 2022, and 2021, we had $0.9 million, $0.6 million, and $0.7 million, respectively of income tax-related accrued interest, net of any federal benefit of deduction. If recognized, the $1.9 million of unrecognized tax benefits as of December 31, 2023, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., India, and Australia are the primary taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. We estimate that it is reasonably possible that the amount of gross unrecognized tax benefits will decrease by up to $0.7 million over the next twelve months due to completion of tax audits and the expiration of statute of limitations.

10. Employee Retirement Benefit Plans

We sponsor a defined contribution plan covering substantially all of our U.S.-based employees. Eligible participants may defer up to 100% of their eligible pay, subject to certain limitations, as pre-tax, Roth, or traditional after-tax contributions. We make certain matching, and at our discretion, non-elective employer contributions to the plan. All contributions are subject to certain IRS limits. The expense related to these contributions for 2023, 2022, and 2021 was $12.8 million, $13.2 million, and $12.4 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2023, 2022, and 2021 were $7.7 million, $6.6 million, and $6.1 million, respectively.

11. Commitments, Guarantees and Contingencies

Service Agreements. During 2023, we extended our agreement with Ensono, Inc. (“Ensono”) to provide us outsourced computing services through September 30, 2028. We outsource the computer processing and related services required for the operation of our SaaS platforms. Our proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our customers are connected to the outsourced data center environment through a combination of private and commercially provided networks. Our SaaS platforms are generally considered to be mission critical customer management systems by our customers. As a result, we are highly dependent upon Ensono for system availability, security, and response time.

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds, performance bonds, or standby letters of credit. As of December 31, 2023, we had $2.9 million of restricted assets used to collateralize these guarantees, with $0.7 million included in other current assets and $2.2 million included in other non-current assets.

We have performance guarantees in the form of surety bonds and money transmitter bonds, both issued through a third-party that are not required to be on our Balance Sheet. As of December 31, 2023, we had performance guarantees of $4.9 million. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of December 31, 2023, we had total aggregate money transmitter bonds of $20.0 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2023, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2023. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

12. Stockholders’ Equity

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During 2023, our Board authorized an additional $100.0 million of repurchases under the Stock Repurchase Program.

During 2023, 2022, and 2021, we repurchased 2,188,000 shares of our common stock for $117.1 million (weighted–average price of $53.51 per share), 1,497,000 shares of our common stock for $87.9 million (weighted-average price of $58.71 per share), and 733,000 shares of our common stock for $36.0 million (weighted-average price of $49.13 per share), respectively.

The repurchases during 2023 were executed as follows:

•
In August 2023, we entered into an SEC Rule 10b5-1 Plan under which we repurchased approximately 275,000 shares of our common stock for $15.0 million (weighted-average price of $54.65 per share). This plan was terminated by us in early September 2023.
•
In September 2023, and concurrent with the pricing of the offering of the 2023 Convertible Notes, we repurchased approximately 1,680,000 shares of our common stock for $90.1 million (weighted-average price of $53.62 per share) in privately negotiated transactions effected through one of the initial purchasers of the offering or its affiliate, as our agent.
•
In September 2023, we entered into a second SEC Rule 10b5-1 Plan under which we repurchased approximately 233,000 shares of our common stock for $12.0 million (weighted-average price of $51.33 per share). This plan will remain in effect, unless terminated by us or by the provisions of the plan, through the earlier of: (i) December 31, 2024; or (ii) when an aggregate purchase price of $100.0 million of our common stock is repurchased under the plan.

As part of the 2022 IRA, effective January 1, 2023, a one percent excise tax was imposed on net share repurchases during the year. As of December 31, 2023, we accrued $1.0 million for the excise tax, which is included as a cost of treasury stock, however this is not reflected in the share repurchase amounts above.

As of December 31, 2023, the total remaining value of shares available for repurchase under the Stock Repurchase Program totaled $95.8 million.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during 2023, 2022, and 2021, we repurchased and then cancelled approximately 182,000 shares, 138,000 shares, and 130,000 shares for $10.2 million, $8.7 million, and $6.3 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend. During 2023, 2022, and 2021 our Board approved total cash dividends of $1.12 per share, $1.06 per share, and $1.00 per share of common stock, totaling $34.3 million, $33.7 million, and $32.7 million, respectively.

Warrants. In July 2014, in conjunction with the execution of an amendment to our agreement with Comcast, we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto our solutions based on various milestones. The Stock Warrants have a ten-year term and an exercise price of $26.68 per warrant.

Of the total Stock Warrants issued, 1.9 million Stock Warrants have vested and been exercised. As of December 31, 2023, 1.0 million Stock Warrants remain issued, none of which have vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Once vested, Comcast may exercise the Stock Warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the Stock Warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company.

13. Equity Compensation Plans

Stock Incentive Plan. Our stockholders have approved the issuance of up to 27.9 million shares under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). This includes 2.9 million shares that were approved by our stockholders at our 2023 Annual Meeting. Shares reserved under the 2005 Plan can be granted to officers and other key employees of our Company and its subsidiaries and to non-employee directors of our Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted under the 2005 Plan in the form of a performance unit award, restricted stock award, or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award. As of December 31, 2023, 5.7 million shares were available for issuance, with 5.2 million shares available for grant.

Restricted Stock. We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Restricted stock awards are granted at no cost to the recipient. Historically, our restricted stock awards have vested annually primarily over two to four years with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (or “Time-Based Awards”). Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our Company. Certain Time-Based Awards may vest (i.e., vesting accelerates) upon a change in control, as defined, the involuntary termination of employment, or death. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

We also issue restricted stock shares to key members of management that vest upon meeting pre-established financial and operational performance objectives (“Performance-Based Awards”) over a defined measurement period. The structure of the performance goals for the Performance-Based Awards has been approved by our stockholders. Certain Performance-Based Awards may vest (i.e., vesting accelerates) upon a change in control, as defined, or the involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the performance period (generally two-years).

Additionally, we issue restricted stock to key members of management which vest upon the achievement of specified Company market valuations and conditions ("Market-Based Awards"). During 2023 and 2022, we issued Market-Based Awards to key members of management, which vest upon meeting a relative total shareholder return performance achievement tier ("rTSR Market-Based Awards") over a three-year measurement period. Certain rTSR Market-Based Awards may vest (i.e., vesting accelerates) upon a change in control, as defined, or the involuntary termination of employment. The fair value of the rTSR Market-Based Awards (determined using a Monte Carlo valuation method) is charged to expense on a straight-line basis over a three-year performance period.

A summary of our unvested restricted stock activity during 2023 is as follows (shares in thousands):

	Year Ended
	December 31, 2023
	Shares	Weighted- Average Grant Date Fair Value
Unvested awards, beginning	1,147	$53.34
Awards granted	720	52.09
Awards forfeited/cancelled	(112)	53.61
Awards vested	(508)	50.52
Unvested awards, ending	1,247	$53.61

The weighted-average grant date fair value per share of restricted stock shares granted during 2023, 2022, and 2021 was $52.09, $63.25, and $48.82, respectively. The total market value of restricted stock shares vesting during 2023, 2022, and 2021 was $28.0 million, $26.4 million, and $21.0 million, respectively.

1996 Employee Stock Purchase Plan. As of December 31, 2023, we have an employee stock purchase plan whereby 2.9 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions. The price for shares purchased under the plan is 85% of the market value on the last day of the purchase period. Purchases are made at the end of each month. During 2023, 2022, and 2021, 73,982 shares, 58,362 shares, and 64,342 shares, respectively, were purchased under the plan for $3.3 million ($39.83 to $50.72 per share), $3.0 million ($44.95 to $55.46 per share), and $2.6 million ($36.63 to $48.98 per share), respectively. As of December 31, 2023, 1.1 million shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense. We recorded stock-based compensation expense of $29.0 million, $27.2 million, and $21.4 million, respectively, for 2023, 2022, and 2021. As of December 31, 2023, there was $35.8 million of total compensation cost related to unvested awards not yet recognized. This amount, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 1.7 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2023, 2022, and 2021, of $6.0 million, $5.7 million, and $4.9 million, respectively. The actual income tax benefit realized for the tax deductions from the vesting of restricted stock for 2023, 2022, and 2021, totaled $4.8 million, $4.5 million, and $4.4 million, respectively.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2024 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Executive Officers of the Registrant’’ included at the end of Part I of this Form 10-K.

Item 11. Executive Compensation

See the Proxy Statement for our 2024 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2024 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2024 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the Proxy Statement for our 2024 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

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

(3) Exhibits

Exhibits are listed in the Exhibit Index on page 71.

The Exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 of Regulation S-K.

(b) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description

2.10 (7)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01 (1)	Restated Certificate of Incorporation of the Company (P)

3.02 (34)	Amended and Restated Bylaws of CSG Systems International, Inc.

3.03 (2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

3.04 (40)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01 (1)	Form of Common Stock Certificate (P)

4.10 (10)	Indenture dated March 15, 2016, between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee

4.1 (29)	First Supplemental Indenture, dated as of November 26, 2021, between CSG Systems International, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.20 (41)	Indenture, dated as of September 11, 2023, between CSG Systems International, Inc. and U.S. Bank Trust Company, National Association, as trustee

4.25 (41)	Form of 3.875% Convertible Senior Note due 2028 (included as Exhibit A in Exhibit 4.20)

4.60 (27)

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

4.60A (37)	First Amendment to Amended and Restated Credit Agreement

4.60B (42)	Second Amendment to Amended and Restated Credit Agreement, dated September 5, 2023

4.90 (20)	Description of Capital Stock

10.02 (32)	Third Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 18, 2022

10.04 (39)	CSG Systems International, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended on May 17, 2023

10.05 (8)	CSG Systems International, Inc. Performance Bonus Program, as amended on August 14, 2007

10.06 (5)	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15 (6)	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (4)	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.25** (40)	Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26* (12)	Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26A* (12)	Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26B* (12)	Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26C* (12)	Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26D (13)	First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26E* (13)	Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26F* (13)	Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26G* (13)	Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26H* (13)	Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26I (13)	Tenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26J* (14)	Eleventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26K* (15)	Thirteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26L* (15)	Fifteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26M* (15)	Seventeenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26N* (15)	Eighteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26O* (16)	Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26P* (16)	Twelfth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Q* (16)	Fourteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26R* (16)	Nineteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26S* (17)	Twentieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26T* (18)	Twenty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26U* (18)	Twenty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26V* (18)	Twenty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26W* (18)	Twenty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26X* (18)	Twenty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Y* (18)	Twenty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Z* (19)	Twenty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AA* (19)	Thirty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AB* (19)	Thirty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AC* (19)	Thirty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AD* (19)	Thirty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AE* (20)	Thirty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AF* (21)	Thirty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AG* (21)	Thirty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AH* (22)	Twenty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AI* (22)	Thirty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AJ* (22)	Fortieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AK* (23)	Forty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AL* (23)	Forty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AM* (24)	Forty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AN* (24)	Forty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AO* (24)	Forty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AP* (25)	Forty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AQ* (25)	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AR* (25)	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AS* (26)	Fifty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AT* (26)	Fifty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AU* (26)	Fifty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AV* (27)	Fifty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AW* (30)	Fifty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AX* (30)	Fifty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AY* (30)	Fifty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AZ*(31)	Sixty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BA*(31)	Sixty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BB* (33)	Sixty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BC*(35)	Sixty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BD*(35)	Sixty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BE* (36)	Sixty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BF* (36)	Seventieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BG* (36)	Seventy-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BH* (36)	Seventy-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BI* (36)	Seventy-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BJ* (38)	Sixtieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.27* (20)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27A* (20)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27B* (21)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27C* (24)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27D* (25)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27E* (26)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27F* (26)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27G* (26)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27H* (26)	Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27I* (27)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27J* (27)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27K*(30)	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27L*(30)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27M*(30)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27N*(30)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27O*(31)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27P*(31)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27Q*(31)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27R*(31)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27S*(31)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27T*(31)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27U* (40)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27V* (40)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27W* (40)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27X*	Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.28A* (44)	Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28B* (44)	Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28C*	Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.39 (16)	CSG Systems, Inc. Wealth Accumulation Plan, as restated and amended effective December 6, 2017

10.39A (16)	Adoption Agreement to CSG Systems, Inc. Wealth Accumulation Plan, executed September 13, 2018

10.40 (41)	Form of Capped Call Confirmations

10.50 (3)	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.53 (9)	Employment Agreement with Kenneth M. Kennedy, dated March 1, 2016

10.53A (11)	Amendment No. 1 to Employment Agreement with Kenneth Kennedy, dated November 17, 2016

10.53B (24)	Amendment No. 2 to Employment Agreement with Kenneth M. Kennedy, dated November 8, 2017

10.53C (24)	Amendment No. 3 to Employment Agreement with Kenneth Kennedy, dated January 1, 2021

10.53D (43)	Transition Services Agreement with Kenneth M. Kennedy, dated September 27, 2023

10.53E (43)	Separation and Release Agreement with Kenneth M. Kennedy, dated September 28, 2023

10.56 (26)	Employment Agreement with Elizabeth A. Bauer, dated May 20, 2021

10.57 (28)	Employment Offer Letter with Hai Tran, dated November 16, 2021

10.60 (38)	CSG Systems International, Inc. Executive Severance Plan

10.61 (38)	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Brian A. Shepherd, dated March 28, 2023

10.62 (38)	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Kenneth M. Kennedy, dated March 28, 2023

10.63 (38)	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Elizabeth A. Bauer, dated March 28, 2023

10.81 (31)	Forms of Agreement for Equity Compensation

10.82 (23)	Forms of Agreement for Equity Compensation

10.83 (24)	Forms of Agreement for Equity Compensation

10.84 (31)	Forms of Agreement for Equity Compensation

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.00	Clawback Policy of CSG Systems International, Inc., as adopted on November 14, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(36)
Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.
(37)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated April 12, 2023.
(38)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.
(39)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated May 17, 2023.
(40)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2023.
(41)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated September 6, 2023.
(42)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated September 5, 2023.
(43)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K/A for the event dated August 30, 2023, filed on October 2, 2023.
(44)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

Date: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD H. COOPER	Chair of the Board of Directors	February 16, 2024
Ronald H. Cooper

/s/ BRIAN A. SHEPHERD	Director, President and Chief Executive Officer	February 16, 2024
Brian A. Shepherd	(Principal Executive Officer)

/s/ HAI TRAN	Chief Financial Officer	February 16, 2024
Hai Tran	(Principal Financial Officer)

/s/ LORI J. SZWANEK	Chief Accounting Officer	February 16, 2024
Lori J. Szwanek	(Principal Accounting Officer)

/s/ RACHEL A. BARGER	Director	February 16, 2024
Rachel A. Barger

/s/ DAVID G. BARNES	Director	February 16, 2024
David G. Barnes

/s/ GREGORY A. CONLEY	Director	February 16, 2024
Gregory A. Conley

/s/ MARWAN H. FAWAZ	Director	February 16, 2024
Marwan H. Fawaz

/s/ RAJAN NAIK	Director	February 16, 2024
Rajan Naik

/s/ HAIYAN SONG	Director	February 16, 2024
Haiyan Song

/s/ SILVIO TAVARES	Director	February 16, 2024
Silvio Tavares

/s/ TSE LI YANG	Director	February 16, 2024
Tse Li Yang