Form 10-Q
period 2024-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2024-05-02
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, there were 29,685,975 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2024

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$120,810	$186,264
Settlement and merchant reserve assets	192,962	274,699
Trade accounts receivable:
Billed, net of allowance of $5,692 and $5,432	275,359	267,680
Unbilled	84,347	82,163
Income taxes receivable	2,364	1,345
Other current assets	57,960	50,075
Total current assets	733,802	862,226
Non-current assets:
Property and equipment, net of depreciation of $126,435 and $121,816	60,834	65,545
Operating lease right-of-use assets	31,472	34,283
Software, net of amortization of $160,580 and $157,601	13,406	14,224
Goodwill	306,581	308,596
Acquired customer contracts, net of amortization of $127,773 and $126,469	33,477	35,879
Customer contract costs, net of amortization of $39,539 and $42,094	54,535	54,421
Deferred income taxes	49,552	57,855
Other assets	9,293	10,017
Total non-current assets	559,150	580,820
Total assets	$1,292,952	$1,443,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Operating lease liabilities	15,400	15,946
Customer deposits	36,967	41,035
Trade accounts payable	43,768	46,406
Accrued employee compensation	44,006	84,380
Settlement and merchant reserve liabilities	191,498	273,817
Deferred revenue	56,404	54,199
Income taxes payable	1,886	4,104
Other current liabilities	23,738	33,449
Total current liabilities	421,167	560,836
Non-current liabilities:
Long-term debt, net of unamortized discounts of $14,764 and $15,628	533,986	534,997
Operating lease liabilities	31,099	34,360
Deferred revenue	23,382	23,447
Income taxes payable	3,117	3,041
Deferred income taxes	124	123
Other non-current liabilities	10,737	12,916
Total non-current liabilities	602,445	608,884
Total liabilities	1,023,612	1,169,720
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 29,779 and 29,541 shares outstanding	717	713
Additional paid-in capital	491,005	490,947
Treasury stock, at cost; 40,583 and 40,398 shares	(1,145,738)	(1,136,055)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	-	1
Cumulative foreign currency translation adjustments	(55,388)	(50,414)
Accumulated earnings	978,744	968,134
Total stockholders' equity	269,340	273,326
Total liabilities and stockholders' equity	$1,292,952	$1,443,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2024	March 31, 2023
Revenue	$295,135	$298,739

Cost of revenue (exclusive of depreciation, shown separately below)	157,887	155,021
Other operating expenses:
Research and development	36,095	35,464
Selling, general and administrative	61,722	59,147
Depreciation	5,636	5,720
Restructuring and reorganization charges	1,998	5,194
Total operating expenses	263,338	260,546
Operating income	31,797	38,193
Other income (expense):
Interest expense	(7,506)	(7,219)
Interest income	2,616	569
Other, net	558	(2,432)
Total other	(4,332)	(9,082)
Income before income taxes	27,465	29,111
Income tax provision	(7,998)	(8,183)
Net income	$19,467	$20,928

Weighted-average shares outstanding:
Basic	28,516	30,418
Diluted	28,797	30,609

Earnings per common share:
Basic	$0.68	$0.69
Diluted	0.68	0.68

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2024	March 31, 2023
Net income	$19,467	$20,928
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,975)	2,843
Other comprehensive income (loss), net of tax	(4,975)	2,843
Total comprehensive income, net of tax	$14,492	$23,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2024:
BALANCE, January 1, 2024	29,541	$713	$490,947	$(1,136,055)	$(50,413)	$968,134	$273,326
Comprehensive income:
Net income	-	-	-	-	-	19,467
Foreign currency translation adjustments	-	-	-	-	(4,975)	-
Total comprehensive income							14,492
Repurchase of common stock	(344)	(2)	(8,538)	(9,683)	-	-	(18,223)
Issuance of common stock pursuant to employee stock purchase plan	20	-	866	-	-	-	866
Issuance of restricted common stock pursuant to stock-based compensation plans	573	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,736	-	-	-	7,736
Dividends	-	-	-	-	-	(8,857)	(8,857)
BALANCE, March 31, 2024	29,779	$717	$491,005	$(1,145,738)	$(55,388)	$978,744	$269,340

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2023:
BALANCE, January 1, 2023	31,269	$708	$495,189	$(1,018,034)	$(58,829)	$936,215	$355,249
Comprehensive income:
Net income	-	-	-	-	-	20,928
Foreign currency translation adjustments	-	-	-	-	2,843	-
Total comprehensive income							23,771
Repurchase of common stock	(166)	(2)	(9,304)	-	-	-	(9,306)
Issuance of common stock pursuant to employee stock purchase plan	19	-	893	-	-	-	893
Issuance of restricted common stock pursuant to stock-based compensation plans	574	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(18)	-	-	-	-	-	-
Stock-based compensation expense	-	-	6,412	-	-	-	6,412
Dividends	-	-	-	-	-	(8,796)	(8,796)
BALANCE, March 31, 2023	31,678	$712	$493,184	$(1,018,034)	$(55,986)	$948,347	$368,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$19,467	$20,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	5,636	5,757
Amortization	11,309	11,471
Asset impairment	-	1,595
Gain on lease modifications	-	(125)
Unrealized foreign currency transaction (gain) loss, net	(352)	41
Deferred income taxes	7,859	4,079
Stock-based compensation	7,736	6,412
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(10,959)	(1,825)
Other current and non-current assets and liabilities	(9,827)	(6,871)
Income taxes payable/receivable	(3,158)	1,647
Trade accounts payable and accrued liabilities	(59,581)	(36,071)
Deferred revenue	2,519	8,359
Net cash provided by (used in) operating activities	(29,351)	15,397

Cash flows from investing activities:
Purchases of software, property, and equipment	(4,774)	(8,700)
Proceeds from sale/maturity of short-term investments	-	71
Net cash used in investing activities	(4,774)	(8,629)

Cash flows from financing activities:
Proceeds from issuance of common stock	866	893
Payment of cash dividends	(9,463)	(9,088)
Repurchase of common stock	(17,973)	(9,306)
Deferred acquisition payments	(488)	(274)
Proceeds from long-term debt	-	30,000
Payments on long-term debt	(1,875)	(1,875)
Settlement and merchant reserve activity	(82,212)	(61,482)
Net cash used in financing activities	(111,145)	(51,132)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1,962)	327

Net decrease in cash, cash equivalents, and restricted cash	(147,232)	(44,037)

Cash, cash equivalents, and restricted cash, beginning of period	463,876	389,018
Cash, cash equivalents, and restricted cash, end of period	$316,644	$344,981

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$10,898	$7,005
Income taxes	3,288	2,211

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$120,810	$167,681
Settlement and merchant reserve assets	192,962	177,300
Restricted cash included in current and non-current assets	2,872	-
Total cash, cash equivalents, and restricted cash	$316,644	$344,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and for the quarters ended March 31, 2024 and 2023, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2024 are not necessarily indicative of the expected results for the entire year ending December 31, 2024.

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

Revenue. The majority of our future revenue is related to our SaaS and related solutions customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2024 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of March 31, 2024, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.4 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize over 75% of this amount by the end of 2026, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters ended March 31, 2024 and 2023 was as follows (in thousands):

	Quarter Ended
	March 31, 2024	March 31, 2023
SaaS and related solutions	$261,695	$257,876
Software and services	22,394	30,891
Maintenance	11,046	9,972
Total revenue	$295,135	$298,739

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters ended March 31, 2024 and 2023, as a percentage of our total revenue, was as follows:

	Quarter Ended
	March 31, 2024	March 31, 2023
Americas (principally the U.S.)	86%	84%
Europe, Middle East, and Africa	9%	12%
Asia Pacific	5%	4%
Total revenue	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for the quarters ended March 31, 2024 and 2023, as a percentage of our total revenue, was as follows:

	Quarter Ended
	March 31, 2024	March 31, 2023
Broadband/Cable/Satellite	51%	52%
Telecommunications	19%	20%
Other	30%	28%
Total revenue	100%	100%

Deferred revenue as of December 31, 2023 and 2022 recognized during the quarters ended March 31, 2024 and 2023 was $19.1 million and $20.2 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, our cash equivalents consist primarily of institutional money market funds and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. As of both March 31, 2024 and December 31, 2023, we had $2.9 million of restricted cash that mainly serves to collateralize bank and performance guarantees included in other current and non-current assets in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

Merchant reserve assets/liabilities represent deposits collected from merchants to mitigate our risk of loss due to nonperformance of settlement obligations initiated by those merchants using our payments processing services, or non-payment by customers for services rendered by us. We perform a credit risk evaluation on each customer based on multiple criteria, which provides the basis for the deposit amount required for each merchant. For the duration of our relationship with each merchant, we hold their reserve deposits with major financial institutions. We hold these funds in separate accounts, which are offset by corresponding liabilities.

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$178,679	$177,207	$260,712	$259,825
Merchant reserve assets/liabilities	14,283	14,291	13,987	13,992
Total	$192,962	$191,498	$274,699	$273,817

Financial Instruments. Our financial instruments as of March 31, 2024 and December 31, 2023 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Convertible Notes (par value)	$425,000	$420,856	$425,000	$428,506
2021 Credit Agreement (carrying value including current maturities)	131,250	131,250	133,125	133,125

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair value of our credit agreement was estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs. See Note 4 for a discussion regarding our debt.

Pillar Two. Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. Pillar Two, which was established by the Organization for Economic Co-operation and Development (OECD), generally provides for a 15 percent minimum effective tax rate for multinational enterprises in every jurisdiction in which they operate. The U.S. has not yet adopted Pillar Two, however, various other governments around the world have. These rules did not have a material impact on our taxes for the three months ended March 31, 2024. We continue to monitor evolving tax legislation in the jurisdictions in which we operate.

Accounting Pronouncements Issued but Not Yet Effective. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), (“ASU 2023-07”), which enhances reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. ASU 2023-07 also requires disclosure of the title and position of the company’s Chief Operating Decision Maker (“CODM”) and how the CODM uses financial reporting to assess segment performance and allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are in the process of evaluating what impact this ASU will have on our Financial Statements and disclosures.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2024 were as follows (in thousands):

January 1, 2024, balance	$308,596
Effects of changes in foreign currency exchange rates	(2,015)
March 31, 2024, balance	$306,581

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software. As of March 31, 2024 and December 31, 2023, the carrying values of these assets were as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$161,250	$(127,773)	$33,477	$162,348	$(126,469)	$35,879
Software	173,986	(160,580)	13,406	171,825	(157,601)	14,224
Total other intangible assets	$335,236	$(288,353)	$46,883	$334,173	$(284,070)	$50,103

The total amortization expense related to other intangible assets for the first quarters of 2024 and 2023 were $5.4 million and $6.7 million, respectively. Based on the March 31, 2024 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2024 - $18.6 million; 2025 - $11.9 million; 2026 - $8.0 million; 2027 - $3.2 million; and 2028 - $2.5 million.

Customer Contract Costs. As of March 31, 2024 and December 31, 2023, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$94,074	$(39,539)	$54,535	$96,515	$(42,094)	$54,421

The total amortization expense related to customer contract costs for the first quarters of 2024 and 2023 were $5.0 million and $4.6 million, respectively.

4. DEBT

As of March 31, 2024 and December 31, 2023, our long-term debt was as follows (in thousands):

	March 31, 2024	December 31, 2023
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	$425,000	$425,000
Less – deferred financing costs	(12,577)	(13,216)
2023 Convertible Notes, net of unamortized discounts	412,423	411,784
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 6.777% at March 31, 2024)	131,250	133,125
Less – deferred financing costs	(2,187)	(2,412)
2021 Term Loan, net of unamortized discounts	129,063	130,713
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	-
Total debt, net of unamortized discounts	541,486	542,497
Current portion of long-term debt, net of unamortized discounts	(7,500)	(7,500)
Long-term debt, net of unamortized discounts	$533,986	$534,997

2023 Convertible Notes. The 2023 Convertible Notes will be convertible at the option of the noteholders before June 15, 2028, upon the occurrence of certain events. On or after June 15, 2028, and until the close of business on the second scheduled trading day immediately preceding September 15, 2028, the maturity date, noteholders may convert all or any portion of their notes at any time regardless of these conditions.

The 2023 Convertible Notes will be convertible at an initial conversion rate of 14.0753 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes, which is equivalent to an initial conversion price of $71.05 per share of our common stock, plus carryforward adjustments not yet effected pursuant to the terms of the indenture governing the 2023 Convertible Notes. Under the terms of the 2023 Convertible Notes, we will adjust the conversion rate for any quarterly dividends exceeding $0.28 per share.

We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of March 31, 2024, none of the conditions to early convert have been met.

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

In connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). As of March 31, 2024, all the Capped Call Transactions were outstanding and cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.

2021 Credit Agreement. During the quarter ended March 31, 2024, we made $1.9 million of principal repayments on our $150.0 million aggregate principal five-year term loan (the “2021 Term Loan”). As of March 31, 2024, we had no borrowings outstanding on our $450.0 million aggregate principal five-year revolving loan facility (the "2021 Revolver"), however we had issued a standby letter of credit of $1.2 million that counts against our available 2021 Revolver balance. In April 2024, we borrowed $15.0 million on the 2021 Revolver, currently leaving $433.8 million available to us.

As of March 31, 2024, our interest rate on the 2021 Term Loan was 6.777% (adjusted Secured Overnight Financing Rate ("SOFR"), credit spread adjustment of 0.10%, plus 1.375% per annum), effective through June 2024, and our commitment fee on the 2021 Revolver was 0.15%.

The interest rates under the 2021 Credit Agreement are based upon our choice of an adjusted SOFR rate plus an applicable margin of 1.375% - 2.125%, or an alternate base rate (“ABR”) plus an applicable margin of 0.375% - 1.125%, with the applicable margin determined in accordance with our then-net secured total leverage ratio. We pay a commitment fee of 0.150% - 0.325% of the average daily unused amount of the 2021 Revolver, with the commitment fee rate also determined in accordance with our then-net secured total leverage ratio.

5. ACQUISITIONS

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ) and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining consideration of approximately $2 million to be paid through 2025, subject to certain reductions, as applicable. During the first quarter of 2024, we made a purchase price payment of $0.5 million.

The DGIT acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through September 30, 2025.

Subsequent Event. On April 1, 2024, we acquired certain assets of a customer communication services business that operates in multiple industry verticals for a purchase price of $11.5 million, subject to customary working capital adjustments. The results of this acquisition will be included in our results of operations for the period subsequent to the acquisition date.

6. RESTRUCTURING AND REORGANIZATION CHARGES

During the first quarters of 2024 and 2023, we recorded restructuring and reorganization charges of $2.0 million and $5.2 million, respectively.

During the first quarter of 2024 we reduced our workforce by approximately 35 employees, mainly in the U.S., as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $1.6 million.

The activity in the restructuring and reorganization reserves during the first quarter of 2024 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2023, balance	$1,434	$8,100	$9,534
Charged to expense during period	1,582	416	1,998
Cash payments	(1,288)	(4,196)	(5,484)
Other	115	-	115
March 31, 2024, balance	$1,843	$4,320	$6,163

As of March 31, 2024, $4.9 million of the restructuring and reorganization reserves were included in current liabilities.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of March 31, 2024, we had $2.9 million of restricted assets used to collateralize these guarantees, with $0.4 million included in other current assets and $2.5 million included in other non-current assets.

We have performance guarantees in the form of surety bonds and a standby letter of credit, along with money transmitter bonds, issued through third-parties that are not required to be reflected on our Balance Sheets. As of March 31, 2024, we had performance guarantees of $6.0 million, which includes a $1.2 million standby letter of credit. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of March 31, 2024, we had total aggregate money transmitter bonds of $20.8 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2024, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2024. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to common shares is included in the following table (in thousands):

	Quarter Ended
	March 31, 2024	March 31, 2023
Basic weighted-average common shares	28,516	30,418
Dilutive effect of restricted common stock	281	191
Diluted weighted-average common shares	28,797	30,609

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

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarter of 2024, we repurchased approximately 185,000 shares of our common stock for $9.6 million (weighted-average price of $51.96 per share) under a SEC Rule 10b5-1 Plan. We did not make any share repurchases during the first quarter of 2023.

The excise tax imposed as part of the 2022 Inflation Reduction Act, which is included as a cost of treasury stock, is not reflected in the share repurchase amount above.

As of March 31, 2024, the total remaining value of shares available for repurchase under the Stock Repurchase Program totaled $86.2 million.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the first quarters of 2024 and 2023, we repurchased and then cancelled approximately 159,000 shares of common stock for $8.5 million and approximately 166,000 shares of common stock for $9.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plan.

Cash Dividends. During the first quarter of 2024, our Board approved a quarterly cash dividend of $0.30 per share of common stock, totaling $8.9 million. During the first quarter of 2023, our Board approved a quarterly cash dividend of $0.28 per share of common stock, totaling $8.8 million.

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

As of March 31, 2024, 1.0 million Stock Warrants remain issued, none of which have vested. The remaining unvested Stock Warrants will be accounted for as a customer contract cost asset once the performance conditions necessary for vesting are considered probable.

Stock-Based Awards. During the first quarter of 2024 we granted restricted stock awards to key members of management in the form of: (i) performance-based awards of approximately 155,000 restricted common stock shares, which vest in the first quarter of 2026 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 52,000 restricted common stock shares, which vest in the first quarter of 2027 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control, as defined, and the subsequent involuntary termination of employment.

During the first quarter of 2024, we also granted restricted stock awards to key members of management in the form of time-based awards of approximately 414,000 restricted common stock shares, which vest annually over three years with no restrictions other than the passage of time. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control, as defined, and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the first quarters of 2024 and 2023 of $7.7 million and $6.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2023 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part I, Item 1A. Risk Factors of our 2023 10-K. Readers are strongly encouraged to review that section closely in conjunction with MD&A.

Company Overview

We are a purpose-driven SaaS platform company that enables global companies in a wide variety of industry verticals to tackle the ever-growing complexity of business in the digital age. Our industry leading revenue management and digital monetization, customer experience, and payments solutions make ordinary customer experiences extraordinary. Our cloud-first architecture and customer-centric approach help companies around the world acquire, monetize, engage, and retain the B2B (business-to-business), B2C (business-to-consumer), and B2B2X (business-to-business-to-consumer) customers. As brands reimagine their engagement strategies in an increasingly connected world, we sit at the center of a complex, multi-sided business model ensuring monetization and customer engagement is handled at all levels of the ecosystem.

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

As discussed in Note 2 to our Financial Statements, we generate a majority of our revenue from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities.

We are a member of the S&P Small Cap 600 and Russell 2000 indices.

Management Overview of Quarterly Results

First Quarter Highlights. A summary of our results of operations for the first quarter of 2024, when compared to the first quarter of 2023, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2024	March 31, 2023
Revenue	$295,135	$298,739
Transaction fees (1)	25,062	21,973
Operating Results:
Operating income	$31,797	$38,193
Operating margin percentage	10.8%	12.8%
Diluted EPS	$0.68	$0.68
Supplemental Data:
Restructuring and reorganization charges (2)	$1,998	$5,194
Executive transition costs	352	-
Acquisition-related costs:
Amortization of acquired intangible assets	2,852	3,209
Transaction-related costs	-	158
Stock-based compensation (2)	7,869	6,757
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

Revenue. Revenue for the first quarter of 2024 was $295.1 million, a 1.2% decrease when compared to revenue of $298.7 million for the first quarter of 2023. The decrease in revenue is primarily attributed to lower software and services revenue in the first quarter of 2024, resulting from the closure of approximately $10 million of software license upgrades in the first quarter of 2023. This was offset to a certain degree by the continued growth of our SaaS and related solutions revenue, to include our payments solutions.

Operating Results. Operating income for the first quarter of 2024 was $31.8 million, or a 10.8% operating margin percentage, compared to $38.2 million, or a 12.8% operating margin percentage for the first quarter of 2023. The decrease in operating income is mainly attributed to the higher software and services revenue recognized in the first quarter of 2023, discussed above, as the costs associated with this revenue is not generally dependent upon on the timing of the deal closure, offset to a certain degree by lower restructuring and reorganization charges.

Diluted EPS. Diluted EPS for the first quarter of 2024 and 2023 was $0.68, for both periods, with the first quarter of 2024 benefiting primarily from foreign currency movements and a lower share count.

Cash and Cash Flows. As of March 31, 2024, we had cash and cash equivalents of $120.8 million, as compared to $186.3 million as of December 31, 2023. Our cash flows used in operating activities for the first quarter of 2024 were ($29.4) million. Cash flows for the first quarter of 2024 were negatively impacted by unfavorable working capital changes, to include the payment of 2023 accrued employee incentive compensation. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

A large percentage of our revenue is generated from a limited number of customers in the global communications industry, with our three largest customers being Charter Communications Inc. (“Charter”), Comcast, and DISH Network L.L.C.

Customer Concentration. We have significant customer concentration, with the following two customers exceeding 10% of our revenue (in thousands, except percentages):

	Quarter Ended
	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$60,849	21%	$60,128	20%	$61,532	21%
Comcast	52,804	18%	54,651	18%	53,415	18%

The percentages of net billed accounts receivable balances attributable to these customers as of the indicated dates were as follows:

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
Charter	21%	23%	22%
Comcast	18%	17%	19%

See our 2023 10-K for additional discussion of our business relationships and contractual terms with Comcast and Charter.

Risk of Customer Concentration. We expect to continue to generate a large percentage of our future revenue from a limited number customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. Should a significant customer: (i) terminate or fail to renew their contracts with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience financial or operating difficulties, it could have a material adverse effect on our financial position and results of operations.

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

We have identified the most critical accounting policies that affect our financial position and the results of our operations. Those critical accounting policies were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies identified relate to the following items: (i) revenue recognition; (ii) impairment assessments of long-lived assets; (iii) income taxes; and (iv) loss contingencies. These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2023 10-K.

Results of Operations

Revenue. Total revenue for the first quarter of 2024 was $295.1 million, a 1.2% decrease when compared to $298.7 million for the first quarter of 2023.

Revenue by type for the first quarters of 2024 and 2023 was as follows (in thousands):

	Quarter Ended
	March 31, 2024	March 31, 2023
SaaS and related solutions	$261,695	$257,876
Software and services	22,394	30,891
Maintenance	11,046	9,972
Total revenue	$295,135	$298,739

The decrease in revenue is primarily attributed to lower software and services revenue in the first quarter of 2024 resulting from the closure of approximately $10 million of software license upgrades in the first quarter of 2023. This was offset to a certain degree by the continued growth of our SaaS and related solutions revenue, to include our payments solutions.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the first quarters of 2024 and 2023 was as follows (in thousands):

	Quarter Ended
	March 31, 2024	March 31, 2023
Americas (principally the U.S.)	$254,538	$250,976
Europe, Middle East, and Africa	26,829	36,673
Asia Pacific	13,768	11,090
Total revenue	$295,135	$298,739

Total Operating Expenses. Total operating expenses for the first quarter of 2024 were $263.3 million, a 1.1% increase when compared to $260.5 million for the first quarter of 2023. The increases in total operating expenses are reflective of the higher SaaS and related solutions revenue between periods, partially offset by the decrease in restructuring and reorganization charges, discussed below.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the first quarter of 2024 was $157.9 million, a 1.8% increase when compared to $155.0 million for the first quarter of 2023. The increase in cost of revenue between periods is reflective of the increase in SaaS and related solutions revenue year-over-year. Total cost of revenue as a percentage of revenue for the first quarters of 2024 and 2023 was 53.5% and 51.9%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the first quarter of 2024 was $36.1 million, a 1.8% increase when compared to $35.5 million for the first quarter of 2023. The increase in R&D expense between periods is mainly attributed to increased employee-related costs. Our R&D efforts are focused on the continued evolution of our solutions that enable us to launch, monetize, and scale new digital services quickly and across any channel, while delivering an exceptional customer experience. As a percentage of total revenue, R&D expense for the first quarters of 2024 and 2023 was 12.2% and 11.9%, respectively.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the first quarter of 2024 was $61.7 million, a 4.4% increase when compared to $59.1 million for the first quarter of 2023. The increase in SG&A expense is primarily attributed to increases in employee-related costs, to include stock-based compensation and travel expense. As a percentage of total revenue, SG&A expense for the first quarters of 2024 and 2023 was 20.9% and 19.8%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the first quarter of 2024 were $2.0 million, a $3.2 million decrease when compared to $5.2 million for the first quarter of 2023. The restructuring and reorganization charges for the first quarter of 2024 relate mainly to a reduction in workforce resulting in restructuring charges related to involuntary terminations of $1.6 million.

See Note 6 to our Financial Statements for additional discussion.

Operating Income. Operating income for the first quarter of 2024 was $31.8 million, or 10.8% of total revenue, compared to $38.2 million, or 12.8% of total revenue for the first quarter of 2023. The decrease in operating income is mainly attributed to the $10 million of software license revenue recognized in the first quarter of 2023, discussed above, as the cost associated with this revenue is not generally dependent upon on the timing of the deal closures, offset to a certain degree by lower restructuring and reorganization charges.

Interest Expense. Interest expense for the first quarter of 2024 was $7.5 million, a 4.0% increase when compared to $7.2 million for the first quarter of 2023. Our interest expense relates primarily to the 2023 Convertible Notes and 2021 Credit Agreement. The increase in interest expense between periods can be attributed to a higher outstanding debt balance during the first quarter of 2024, partially offset by a lower average interest rate.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Interest Income. Interest income for the first quarter of 2024 was $2.6 million, a $2.0 million increase when compared to $0.6 million for the first quarter of 2023, with the increase primarily attributed to certain settlement assets being swept into overnight money market accounts on a daily basis.

Other, net. Other, net for the first quarter of 2024 was $0.6 million of other income, a $3.0 million change when compared to $2.4 million of other expense for the first quarter of 2023, with the change primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the first quarters of 2024 and 2023 were 29% and 28%, respectively. Our estimated full year 2024 effective income tax rate is approximately 29%, a slight increase when compared to our 2023 full year rate of approximately 28%.

Liquidity

Cash and Liquidity. As of March 31, 2024, our principal sources of liquidity included cash and cash equivalents of $120.8 million, compared to $186.3 million as of December 31, 2023.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026, the 2021 Revolver. As of March 31, 2024, there were no borrowings outstanding on the 2021 Revolver balance, however we issued a standby letter of credit for $1.2 million that counts against the available 2021 Revolver balance. In April 2024, we borrowed $15.0 million on the 2021 Revolver, for general corporate purposes, currently leaving $433.8 million available to us. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of March 31, 2024, and the date of this filing, we believe we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2024	December 31, 2023
Americas (principally the U.S.)	$87,718	$142,515
Europe, Middle East and Africa	22,311	32,974
Asia Pacific	10,781	10,775
Total cash and cash equivalents	$120,810	$186,264

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of March 31, 2024 and December 31, 2024, we had $2.9 million, for both periods, of cash restricted as to use primarily to collateralize guarantees and outstanding letters of credit included in our other current and non-current asset balances. In addition, as of March 31, 2024 and December 31, 2023, we had $193.0 million and $274.7 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

Cash Flows from Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, impairments, gain/loss on items such as investments, lease modifications, and debt extinguishments/conversions, unrealized foreign currency transactions gain/loss, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2023 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2024:
March 31 (1)	$51,655	$(81,006)	$(29,351)

2023:
March 31 (2)	$50,158	$(34,761)	$15,397
(1)
Cash flows from operating activities for the first quarter of 2024 were negatively impacted by unfavorable working capital changes, to include the impact of the payment of the 2023 year-end accrued employee incentive compensation and timing of trade accounts receivable.
(2)
Cash flows from operating activities for the first quarter 2023 reflect the impact of the payment of the 2022 year-end accrued employee incentive compensation.

Variations in our net cash provided by/(used in) operating activities are generally related to the changes in our operating assets and liabilities (related mostly to fluctuations in timing at quarter-end of customer payments, billing milestones, and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

Significant fluctuations in key operating assets and liabilities between 2024 and 2023 that impacted our cash flows from operating activities are as follows:

Billed Trade Accounts Receivable

Management of our billed trade accounts receivable is one of the primary factors in maintaining strong cash flows from operating activities. These balances include significant billings for several non-revenue items (primarily postage, sales tax, and deferred revenue items). As a result, we evaluate our performance in collecting our billed trade accounts receivable through our calculation of Days Billings Outstanding (“DBO”) rather than a typical Days Sales Outstanding (“DSO”) calculation.

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2024:
March 31	$281,051	$(5,692)	$275,359	67

2023:
March 31	$261,028	$(5,254)	$255,774	68

As of March 31, 2024 and 2023, approximately 95%, for both periods, of our net billed trade accounts receivable balances were less than 60 days past due.

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

As a global provider of solutions and services, a portion of our trade accounts receivable balance relates to international customers. This diversity in the geographic composition of our customer base may adversely impact our DBOs as longer billing cycles (i.e., billing terms and cash collection cycles) are an inherent characteristic of international software and professional services transactions. As a result, we may experience fluctuations in our trade accounts receivable balance as our ability to invoice and collect arrangement fees is dependent upon, among other things: (i) the completion of various customer administrative matters, local country billing protocols and processes (including local cultural differences), and non-customer administrative matters; (ii) meeting certain contractual invoicing milestones and dates; (iii) the overall project status in certain situations in which we act as a subcontractor to another vendor on a project; or (iv) currency controls in certain foreign jurisdictions.

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $2.1 million to $84.3 million as of March 31, 2024, from $82.2 million as of December 31, 2023. These unbilled trade accounts receivable balances relate primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or delayed. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation decreased $40.4 million to $44.0 million as of March 31, 2024, from $84.4 million as of December 31, 2023, due primarily to the payment of the 2023 employee incentive compensation during the first quarter of 2024 that was fully accrued at December 31, 2023.

Other Current and Non-current Liabilities

Other current and non-current liabilities decreased $11.9 million to $34.5 million as of March 31, 2024, from $46.4 million as of December 31, 2023, primarily due to a decrease of $4.3 million related to accrued interest on our outstanding debt and payments related to the exit of our reseller agreements of $3.8 million.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, which are discussed below.

Purchases of Software, Property, and Equipment

Our capital expenditures for the first quarters of 2024 and 2023 for software, property, and equipment were $4.8 million and $8.7 million, respectively, and consisted principally of investments in: (i) software and related equipment; and (ii) computer hardware.

Cash Flows From Financing Activities. Our financing activities typically consist of activities with our common stock, various debt-related transactions, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the first quarters of 2024 and 2023, our Board approved dividends totaling $8.9 million and $8.8 million, respectively, and we made dividend payments of $9.5 million and $9.1 million, respectively, with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During the first quarter of 2024, we repurchased approximately 185,000 shares of our common stock under our Stock Repurchase Program for $9.6 million. We did not make any share repurchases during the first quarter of 2023.

Additionally, outside of our Stock Repurchase Program, during the first quarters of 2024 and 2023, we repurchased from our employees and then canceled approximately 159,000 and 166,000 shares of our common stock, respectively, for $8.5 million and $9.3 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through the first quarters of 2024 and 2023, we have paid $18.0 million and $9.3 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement.

See Note 9 to our Financial Statements for additional discussion of our repurchases of common stock.

Long-Term Debt

During the first quarters of 2024 and 2023, we made principal repayments on our 2021 Term Loan of $1.9 million during each period. Additionally, during the first quarter of 2023, we borrowed $30.0 million from our 2021 Revolver for general corporate purposes.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the first quarters of 2024 and 2023, we had net settlement and merchant reserve activity of $82.2 million and $61.5 million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

See Note 2 to our Financial Statements for additional discussion of our settlement and merchant reserves.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds, performance bonds, and a standby letter of credit. These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 7 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of March 31, 2024, we had cash and cash equivalents of $120.8 million, of which approximately 66% is in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2021 Credit Agreement, we have a $450.0 million revolving loan facility, the 2021 Revolver. As of March 31, 2024, we had no borrowings outstanding on the 2021 Revolver, however we had issued a standby letter of credit for $1.2 million that counts against the available 2021 Revolver balance. In April 2024, we borrowed $15.0 million on the 2021 Revolver, currently leaving $433.8 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of March 31, 2024, we had $86.2 million authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the first quarter of 2024, we repurchased approximately 185,000 shares of our common stock for $9.6 million (weighted-average price of $51.96 per share).

Outside of our Stock Repurchase Program, during the first quarter of 2024, we repurchased from our employees and then cancelled approximately 159,000 shares of our common stock for $8.5 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Cash Dividends. During the first quarter of 2024, the Board declared dividends totaling $8.9 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to the Board’s approval.
•
Acquisitions. As a result of our previous acquisition activity, during the first quarter of 2024 we made $0.5 million of deferred acquisition payments. We expect to pay an additional $2.0 million in 2024 and $0.3 million in 2025 related to these past acquisitions. Additionally, there are provisions for up to approximately $13 million of potential future earn-out payments. The earn-out period is through September 30, 2025.

On April 1, 2024, we acquired certain assets of a customer communication services business that operates in multiple industry verticals for a purchase price of $11.5 million, subject to customary working capital adjustments.

Our acquisitions are discussed in more detail in Note 5 to our Financial Statements. As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018, at a total cost of $9.9 million, of which $1.8 million was paid in 2023. We paid $3.8 million during the first quarter of 2024, with an additional $1.8 million to be paid in the second quarter of 2024. Of the remaining $2.5 million, $1.3 million will be paid in 2025 and $1.2 million will be paid in 2026.
•
Capital Expenditures. During the first quarter of 2024, we spent $4.8 million on capital expenditures.
•
Stock Warrants. In July 2014, we issued stock warrants with an exercise price of $26.68 per warrant to Comcast as an incentive for Comcast to convert new customer accounts onto our solutions. Once vested, Comcast may exercise the stock warrants and elect either physical delivery of common shares or net share settlement (cashless exercise). Alternatively, the exercise of the stock warrants may be settled with cash based solely on our approval, or if Comcast were to beneficially own or control in excess of 19.99% of the common stock or voting of the Company. As of March 31, 2024, 1.0 million stock warrants were outstanding, none of which were vested.

The stock warrants are discussed in more detail in Note 9 to our Financial Statements.

•
Long-Term Debt. As of March 31, 2024, our long-term debt consisted of the following: (i) 2023 Convertible Notes in the principal aggregate amount of $425.0 million; and (ii) 2021 Credit Agreement term loan borrowings of $131.3 million.

2023 Convertible Notes. The 2023 Convertible Notes are convertible at the option of the note holders before June 15, 2028 upon the occurrence of certain events, however, there are no scheduled conversion triggers over the next twelve months. As a result, we expect our required debt service cash outlay during the next twelve months for the 2023 Convertible Notes to be limited to interest payments of $16.5 million.

2021 Credit Agreement. The mandatory repayments under our 2021 Credit Agreement for the next twelve months are $7.5 million and the cash interest expense (based upon then-current interest rates) for the 2021 Term Loan and 2021 Revolver (to include the $15.0 million that was borrowed in April 2024, assuming no further amounts are borrowed, and the amount is not paid down) is $9.9 million. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2024, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the March 31, 2024 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of March 31, 2024 and December 31, 2023 were $120.8 million and $186.3 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments. Our cash equivalents are invested primarily in institutional money market funds held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of March 31, 2024 and December 31, 2023, we had $193.0 million and $274.7 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of March 31, 2024, the fair value of the 2023 Convertible Notes was estimated at $420.9 million, using quoted market prices.

Foreign Currency Exchange Rate Risk

Due to foreign operations around the world, our financial statements are exposed to foreign currency exchange risk due to the fluctuations in the value of currencies in which we conduct business. Our principal currency exposures include the British Pound, Euro, Australian Dollar, Saudi Riyal, and South African Rand. While we attempt to maximize natural hedges by incurring expenses in the same currency in which we contract revenue, the related expenses for that revenue could be in one or more differing currencies than the revenue stream. In particular, if the U.S. Dollar were to strengthen it would reduce the reported amount of our foreign-denominated cash, cash equivalents, trade receivables, total revenues and total expenses that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period.

During the first quarter of 2024, we generated approximately 89% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of March 31, 2024. A hypothetical adverse change of 10% in the March 31, 2024 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2023 10-K. There were no material changes to the risk factors disclosed in our 2023 10-K during the first quarter of 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the first quarter of 2024 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31	69,891	$52.05	63,000	$92,490,750
February 1 - February 29	101,128	52.38	61,500	89,303,392
March 1 - March 31	172,518	53.57	60,000	$86,173,096
Total	343,537	$52.91	184,500
(1)
The total number of shares repurchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)
See Note 9 to our Financial Statements for additional information regarding our share repurchases under our Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the first quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.28D	Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.28E	Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.85	Forms of Agreement for Equity Compensation
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2024

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lori J. Szwanek
Lori J. Szwanek
Chief Accounting Officer
(Principal Accounting Officer)