Form 10-Q
period 2024-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2024-08-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, there were 29,503,059 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2024

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$110,435	$186,264
Settlement and merchant reserve assets	232,054	274,699
Trade accounts receivable:
Billed, net of allowance of $4,720 and $5,432	266,214	267,680
Unbilled	84,570	82,163
Income taxes receivable	10,028	1,345
Other current assets	55,740	50,075
Total current assets	759,041	862,226
Non-current assets:
Property and equipment, net of depreciation of $131,573 and $121,816	59,111	65,545
Operating lease right-of-use assets	28,656	34,283
Software, net of amortization of $164,369 and $157,601	21,408	14,224
Goodwill	317,129	308,596
Acquired customer contracts, net of amortization of $128,867 and $126,469	46,818	35,879
Customer contract costs, net of amortization of $44,140 and $42,094	57,128	54,421
Deferred income taxes	54,934	57,855
Other assets	9,063	10,017
Total non-current assets	594,247	580,820
Total assets	$1,353,288	$1,443,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Operating lease liabilities	14,841	15,946
Customer deposits	35,993	41,035
Trade accounts payable	52,862	46,406
Accrued employee compensation	49,765	84,380
Settlement and merchant reserve liabilities	229,636	273,817
Deferred revenue	56,145	54,199
Income taxes payable	645	4,104
Other current liabilities	29,057	33,449
Total current liabilities	476,444	560,836
Non-current liabilities:
Long-term debt, net of unamortized discounts of $13,893 and $15,628	532,982	534,997
Operating lease liabilities	27,722	34,360
Deferred revenue	22,375	23,447
Income taxes payable	3,241	3,041
Deferred income taxes	122	123
Other non-current liabilities	17,073	12,916
Total non-current liabilities	603,515	608,884
Total liabilities	1,079,959	1,169,720
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 29,591 and 29,541 shares outstanding	717	713
Additional paid-in capital	499,995	490,947
Treasury stock, at cost; 40,802 and 40,398 shares	(1,155,542)	(1,136,055)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	-	1
Cumulative foreign currency translation adjustments	(55,629)	(50,414)
Accumulated earnings	983,788	968,134
Total stockholders' equity	273,329	273,326
Total liabilities and stockholders' equity	$1,353,288	$1,443,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$290,318	$286,327	$585,453	$585,066

Cost of revenue (exclusive of depreciation, shown separately below)	152,892	151,142	310,779	306,163
Other operating expenses:
Research and development	38,411	36,645	74,506	72,109
Selling, general and administrative	61,159	62,686	122,881	121,833
Depreciation	5,337	5,573	10,973	11,293
Restructuring and reorganization charges	7,099	2,075	9,097	7,269
Total operating expenses	264,898	258,121	528,236	518,667
Operating income	25,420	28,206	57,217	66,399
Other income (expense):
Interest expense	(7,698)	(7,837)	(15,204)	(15,056)
Interest income	2,103	772	4,719	1,341
Other, net	174	(1,428)	732	(3,860)
Total other	(5,421)	(8,493)	(9,753)	(17,575)
Income before income taxes	19,999	19,713	47,464	48,824
Income tax provision	(6,170)	(5,759)	(14,168)	(13,942)
Net income	$13,829	$13,954	$33,296	$34,882

Weighted-average shares outstanding:
Basic	28,546	30,629	28,531	30,524
Diluted	28,600	30,726	28,698	30,668

Earnings per common share:
Basic	$0.48	$0.46	$1.17	$1.14
Diluted	0.48	0.45	1.16	1.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$13,829	$13,954	$33,296	$34,882
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(241)	1,709	(5,216)	4,552
Other comprehensive income (loss), net of tax	(241)	1,709	(5,216)	4,552
Total comprehensive income, net of tax	$13,588	$15,663	$28,080	$39,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Six Months Ended June 30, 2024:
BALANCE, January 1, 2024	29,541	$713	$490,947	$(1,136,055)	$(50,413)	$968,134	$273,326
Comprehensive income:
Net income	-	-	-	-	-	19,467
Foreign currency translation adjustments	-	-	-	-	(4,975)	-
Total comprehensive income							14,492
Repurchase of common stock	(344)	(2)	(8,538)	(9,683)	-	-	(18,223)
Issuance of common stock pursuant to employee stock purchase plan	20	-	866	-	-	-	866
Issuance of restricted common stock pursuant to stock-based compensation plans	573	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,736	-	-	-	7,736
Dividends	-	-	-	-	-	(8,857)	(8,857)
BALANCE, March 31, 2024	29,779	717	491,005	(1,145,738)	(55,388)	978,744	269,340
Comprehensive income:
Net income	-	-	-	-	-	13,829
Foreign currency translation adjustments	-	-	-	-	(241)	-
Total comprehensive income							13,588
Repurchase of common stock	(228)	-	(397)	(9,804)	-	-	(10,201)
Issuance of common stock pursuant to employee stock purchase plan	20	-	752	-	-	-	752
Issuance of restricted common stock pursuant to stock-based compensation plans	90	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(70)	(1)	1	-	-	-	-
Stock-based compensation expense	-	-	8,635	-	-	-	8,635
Dividends	-	-	-	-	-	(8,785)	(8,785)
BALANCE, June 30, 2024	29,591	$717	$499,995	$(1,155,542)	$(55,629)	$983,788	$273,329

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Six Months Ended June 30, 2023:
BALANCE, January 1, 2023	31,269	$708	$495,189	$(1,018,034)	$(58,829)	$936,215	$355,249
Comprehensive income:
Net income	-	-	-	-	-	20,928
Foreign currency translation adjustments	-	-	-	-	2,843	-
Total comprehensive income							23,771
Repurchase of common stock	(166)	(2)	(9,304)	-	-	-	(9,306)
Issuance of common stock pursuant to employee stock purchase plan	19	-	893	-	-	-	893
Issuance of restricted common stock pursuant to stock-based compensation plans	574	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(18)	-	-	-	-	-	-
Stock-based compensation expense	-	-	6,412	-	-	-	6,412
Dividends	-	-	-	-	-	(8,796)	(8,796)
BALANCE, March 31, 2023	31,678	712	493,184	(1,018,034)	(55,986)	948,347	368,223
Comprehensive income:
Net income	-	-	-	-	-	13,954
Foreign currency translation adjustments	-	-	-	-	1,709	-
Total comprehensive income							15,663
Repurchase of common stock	(2)	-	(112)	-	-	-	(112)
Issuance of common stock pursuant to employee stock purchase plan	18	-	771	-	-	-	771
Issuance of restricted common stock pursuant to stock-based compensation plans	64	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,644	-	-	-	7,644
Dividends	-	-	-	-	-	(8,878)	(8,878)
BALANCE, June 30, 2023	31,751	$713	$501,486	$(1,018,034)	$(54,277)	$953,423	$383,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$33,296	$34,882
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	11,409	11,506
Amortization	24,147	22,808
Asset impairment	-	1,689
Gain on lease modifications	-	(3,812)
Unrealized foreign currency transaction (gain) loss, net	(254)	241
Deferred income taxes	2,311	(4,673)
Stock-based compensation	16,371	14,056
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	892	(7,789)
Other current and non-current assets and liabilities	(11,154)	(16,083)
Income taxes payable/receivable	(11,937)	(7,235)
Trade accounts payable and accrued liabilities	(52,596)	(26,853)
Deferred revenue	1,269	9,046
Net cash provided by operating activities	13,754	27,783

Cash flows from investing activities:
Purchases of software, property, and equipment	(9,073)	(16,428)
Proceeds from sale/maturity of short-term investments	-	71
Business combinations, net of cash and settlement assets acquired of $46,432 and zero	17,293	-
Net cash provided by (used in) investing activities	8,220	(16,357)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,618	1,664
Payment of cash dividends	(18,088)	(17,712)
Repurchase of common stock	(27,943)	(9,418)
Deferred acquisition payments	(488)	(1,220)
Proceeds from long-term debt	15,000	30,000
Payments on long-term debt	(18,750)	(18,750)
Payments on financing obligations	(469)	-
Settlement and merchant reserve activity	(88,703)	(63,107)
Net cash used in financing activities	(137,823)	(78,543)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2,438)	708

Net decrease in cash, cash equivalents, and restricted cash	(118,287)	(66,409)

Cash, cash equivalents, and restricted cash, beginning of period	463,876	389,018
Cash, cash equivalents, and restricted cash, end of period	$345,589	$322,609

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$13,566	$14,672
Income taxes	23,822	23,720

Non-cash investing and financing activities:
Software, property, and equipment included in current and noncurrent liabilities	9,017	-

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$110,435	$146,212
Settlement and merchant reserve assets	232,054	176,397
Restricted cash included in current and non-current assets	3,100	-
Total cash, cash equivalents, and restricted cash	$345,589	$322,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and for the quarters and six months ended June 30, 2024 and 2023, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 10-K”), filed with the SEC. The results of operations for the quarter and six months ended June 30, 2024 are not necessarily indicative of the expected results for the entire year ending December 31, 2024.

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

Revenue. The majority of our future revenue is related to our customer contracts for our SaaS and related solutions that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2024 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of June 30, 2024, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.4 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 75% of this amount by the end of 2026, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
SaaS and related solutions	$262,658	$255,600	$524,353	$513,476
Software and services	14,681	18,766	37,075	49,657
Maintenance	12,979	11,961	24,025	21,933
Total revenue	$290,318	$286,327	$585,453	$585,066

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters and six months ended June 30, 2024 and 2023, as a percentage of our total revenue, was as follows:

	Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Americas (principally the U.S.)	89%	87%	87%	85%
Europe, Middle East, and Africa	6%	9%	8%	11%
Asia Pacific	5%	4%	5%	4%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for the quarters and six months ended June 30, 2024 and 2023, as a percentage of our total revenue, was as follows:

	Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Broadband/Cable/Satellite	53%	54%	52%	53%
Telecommunications	16%	18%	17%	19%
Other	31%	28%	31%	28%
Total revenue	100%	100%	100%	100%

Deferred revenue recognized during the quarters ended June 30, 2024 and 2023 was $10.7 million and $11.3 million, respectively. Deferred revenue recognized during the six months ended June 30, 2024 and 2023 was $29.8 million and $31.5 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, our cash equivalents consist primarily of institutional money market funds and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. As of June 30, 2024 and December 31, 2023, we had $3.1 million and $2.9 million, respectively, of restricted cash that mainly serves to collateralize bank and performance guarantees included in other current and non-current assets in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$216,485	$214,067	$260,712	$259,825
Merchant reserve assets/liabilities	15,569	15,569	13,987	13,992
Total	$232,054	$229,636	$274,699	$273,817

Financial Instruments. Our financial instruments as of June 30, 2024 and December 31, 2023 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Convertible Notes (par value)	$425,000	$396,483	$425,000	$428,506
2021 Credit Agreement (carrying value including current maturities)	129,375	129,375	133,125	133,125

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair value of our credit agreement was estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs. See Note 4 for a discussion regarding our debt.

Pillar Two. Numerous foreign jurisdictions have enacted, or are in the process of enacting, legislation to adopt a minimum effective tax rate. Pillar Two, which was established by the Organization for Economic Co-operation and Development (OECD), generally provides for a 15% minimum effective tax rate for multinational enterprises in every jurisdiction in which they operate. The U.S. has not yet adopted Pillar Two, however, various other governments around the world have. These rules did not have a material impact on our taxes for the quarter and six months ended June 30, 2024. We continue to monitor evolving tax legislation in the jurisdictions in which we operate.

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

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows (in thousands):

January 1, 2024, balance	$308,596
Effects of changes in foreign currency exchange rates	(1,705)
Goodwill acquired during the period	10,238
June 30, 2024, balance	$317,129

Goodwill acquired during the period relates to the acquisitions discussed in Note 5.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software. As of June 30, 2024 and December 31, 2023, the carrying values of these assets were as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$175,685	$(128,867)	$46,818	$162,348	$(126,469)	$35,879
Software	185,777	(164,369)	21,408	171,825	(157,601)	14,224
Total other intangible assets	$361,462	$(293,236)	$68,226	$334,173	$(284,070)	$50,103

Acquired customer contracts as of June 30, 2024 include the assets acquired as part of the acquisitions discussed in Note 5.

The total amortization expense related to other intangible assets for the second quarters of 2024 and 2023 were $6.3 million and $6.4 million, respectively, and for the six months ended June 30, 2024 and 2023 were $11.7 million and $13.0 million, respectively. Based on the June 30, 2024 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 are: 2024 - $24.5 million; 2025 - $19.8 million; 2026 - $14.2 million; 2027 - $6.5 million; and 2028 - $4.3 million.

Customer Contract Costs. As of June 30, 2024 and December 31, 2023, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$101,268	$(44,140)	$57,128	$96,515	$(42,094)	$54,421

The total amortization expense related to customer contract costs for the second quarters of 2024 and 2023 were $5.7 million and $4.8 million, respectively, and for the six months ended June 30, 2024 and 2023 were $10.7 million and $9.4 million, respectively.

4. DEBT

As of June 30, 2024 and December 31, 2023, our long-term debt was as follows (in thousands):

	June 30, 2024	December 31, 2023
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	$425,000	$425,000
Less – deferred financing costs	(11,932)	(13,216)
2023 Convertible Notes, net of unamortized discounts	413,068	411,784
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 6.810% at June 30, 2024)	129,375	133,125
Less – deferred financing costs	(1,961)	(2,412)
2021 Term Loan, net of unamortized discounts	127,414	130,713
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	-
Total debt, net of unamortized discounts	540,482	542,497
Current portion of long-term debt, net of unamortized discounts	(7,500)	(7,500)
Long-term debt, net of unamortized discounts	$532,982	$534,997

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

We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of June 30, 2024, none of the conditions to early convert have been met.

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

In connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). As of June 30, 2024, all the Capped Call Transactions were outstanding and cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.

2021 Credit Agreement. During the six months ended June 30, 2024, we made $3.8 million of principal repayments on our $150.0 million aggregate principal five-year term loan (the “2021 Term Loan”). As of June 30, 2024, we had no borrowings outstanding on our $450.0 million aggregate principal five-year revolving loan facility (the "2021 Revolver"), and had issued standby letters of credit of $1.5 million that count against our available 2021 Revolver balance, leaving $448.5 million available to us.

As of June 30, 2024, our interest rate on the 2021 Term Loan was 6.810% (adjusted Secured Overnight Financing Rate ("SOFR"), credit spread adjustment of 0.10%, plus 1.375% per annum), effective through September 2024, and our commitment fee on the 2021 Revolver was 0.15%.

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

Other. We finance certain of our internal use software. During the second quarter of 2024, we entered into an additional financing agreement at a total cost of $8.4 million with payments through 2027. As a result, as of June 30, 2024, we had $9.0 million outstanding under these agreements, of which $3.2 million was included in other current liabilities and $5.8 million was included in other noncurrent liabilities in our Balance Sheet. These arrangements are treated as a non-cash investing and financing activity for purposes of our Condensed Consolidated Statements of Cash Flows ("Statements of Cash Flows").

5. ACQUISITIONS

Prior Years Acquisition. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ), and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining consideration of approximately $2 million to be paid through 2025, subject to certain reductions, as applicable. During the six months ended June 30, 2024, we made deferred purchase price payments of $0.5 million.

The DGIT acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through September 30, 2025.

Current Year Acquisitions. On April 1, 2024, we acquired a customer communication services business that operates in multiple industry verticals. The acquisition date fair value of the consideration transferred was $15.0 million, which consisted of $11.5 million in cash paid upfront and a non-cash settlement of working capital items of $3.5 million. The results of this acquisition are included in our results of operations for the period subsequent to the acquisition date.

The preliminary estimated fair values of assets acquired primarily include goodwill of $6.4 million, acquired customer contracts of $4.3 million, trade accounts receivable of $2.1 million, and liabilities assumed of $2.7 million. The estimated fair values are considered provisional and are based on the information that was available as of the acquisition date. The provisional measurements of fair value are subject to change, however, such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The amount allocated to goodwill is deductible for income tax purposes.

On June 3, 2024, we acquired 100% of the equity of iCheckGateway.com, LLC (“iCG Pay”), an ACH and credit card payment processing company. We acquired iCG Pay to further expand the industry verticals we serve and to provide opportunities for the continued growth of our business. The acquisition date fair value of the consideration transferred was $17.6 million in cash paid, subject to customary working capital adjustments.

The iCG Pay acquisition includes provisions for up to $15.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through June 3, 2027. As of June 30, 2024, we accrued $0.9 million related to the potential earn-out payments. The results of iCG Pay are included in our results of operations for the period subsequent to the acquisition date.

The preliminary estimated fair values of assets acquired primarily include settlement assets of $45.9 million, acquired customer contracts of $11.8 million, goodwill of $3.8 million, and settlement liabilities assumed of $44.7 million. The estimated fair values are considered provisional and are based on the information that was available as of the acquisition date. The provisional measurements of fair value are subject to change, however, such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The amount allocated to goodwill is deductible for income tax purposes.

The cash paid for the acquisitions discussed above, less cash and settlement assets acquired, resulted in net cash provided by business combinations for the six months ended June 30, 2024 of $17.3 million on our Statement of Cash Flows.

6. RESTRUCTURING AND REORGANIZATION CHARGES

During the second quarters of 2024 and 2023, we recorded restructuring and reorganization charges of $7.1 million and $2.1 million, respectively, and for the six months ended June 30, 2024 and 2023, we recorded restructuring and reorganization charges of $9.1 million and $7.3 million, respectively.

During the six months ended June 30, 2024, we reduced our global workforce by over 200 employees, mainly in the U.S., as part of initiatives to better align and allocate resources to areas of the business where we have identified growth opportunities. As a result, we incurred restructuring charges related to involuntary terminations of $7.4 million.

The activity in the restructuring and reorganization reserves during the six months ended June 30, 2024 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2024, balance	$1,434	$8,100	$9,534
Charged to expense during period	7,385	1,712	9,097
Cash payments	(7,050)	(6,856)	(13,906)
Adjustment for accelerated depreciation	-	(436)	(436)
Other	802	-	802
June 30, 2024, balance	$2,571	$2,520	$5,091

As of June 30, 2024, $3.8 million of the restructuring and reorganization reserves were included in current liabilities.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of June 30, 2024, we had $3.1 million of restricted assets used to collateralize these guarantees, with $0.9 million included in other current assets and $2.2 million included in other non-current assets.

We have performance guarantees in the form of surety bonds and standby letters of credit, along with money transmitter bonds, issued through third-parties that are not required to be reflected on our Balance Sheets. As of June 30, 2024, we had performance guarantees of $7.3 million, which includes $1.5 million in standby letters of credit and $1.0 million in bid bonds. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of June 30, 2024, we had total aggregate money transmitter bonds of $19.6 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2024, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2024. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to common shares is included in the following table (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic weighted-average common shares	28,546	30,629	28,531	30,524
Dilutive effect of restricted common stock	54	97	167	144
Diluted weighted-average common shares	28,600	30,726	28,698	30,668

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

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the second quarter and six months ended June 30, 2024, we repurchased approximately 219,000 shares of our common stock for $9.7 million (weighted-average price of $44.32 per share), and approximately 404,000 shares of our common stock for $19.3 million (weighted-average price of $47.82 per share), respectively, under a SEC Rule 10b5-1 Plan. We did not make any share repurchases during the second quarter and six months ended June 30, 2023.

The excise tax imposed as part of the 2022 Inflation Reduction Act, which is included as a cost of treasury stock, is not reflected in the share repurchase amounts above.

As of June 30, 2024, the total remaining value of shares available for repurchase under the Stock Repurchase Program totaled $76.5 million. In August 2024, our Board authorized an additional $100.0 million of repurchases under the Stock Repurchase Program in addition to the $76.5 million that remained as of June 30, 2024, with the combined total now authorized for repurchase through December 31, 2025.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the second quarters of 2024 and 2023, we repurchased and then cancelled approximately 9,000 shares of common stock for $0.4 million and approximately 2,000 shares of common stock for $0.1 million, respectively, and during the six months ended June 30, 2024 and 2023, we repurchased and then cancelled approximately 168,000 shares of common stock for $8.9 million and approximately 168,000 shares of common stock for $9.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plan.

Cash Dividends. During the second quarter of 2024, our Board approved a quarterly cash dividend of $0.30 per share of common stock, totaling $8.8 million. During the second quarter of 2023, our Board approved a quarterly cash dividend of $0.28 per share of common stock, totaling $8.9 million. Dividends declared for the six months ended June 30, 2024 and 2023 totaled $17.6 million and $17.7 million, respectively.

Warrants. In July 2014, in conjunction with the execution of an amendment to our agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to 2.9 million shares of our common stock (the “Stock Warrants”) with an exercise price of $26.68 per warrant as an additional incentive for Comcast to convert customer accounts onto our solutions based on various milestones. As of June 30, 2024, 1.0 million Stock Warrants remained issued and unvested. The Stock Warrants had a ten-year term and expired in July 2024.

Stock-Based Awards. During the six months ended June 30, 2024 we granted restricted stock awards to key members of management in the form of: (i) performance-based awards of approximately 155,000 restricted common stock shares, which vest in the first quarter of 2026 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 52,000 restricted common stock shares, which vest in the first quarter of 2027 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control (as defined) and the subsequent involuntary termination of employment.

During the six months ended June 30, 2024, we also granted restricted stock awards to key members of management in the form of time-based awards of approximately 473,000 restricted common stock shares, which vest annually over three years with no restrictions other than the passage of time. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the second quarters of 2024 and 2023 of $8.6 million and $7.6 million, respectively, and for the six months ended June 30, 2024 and 2023 of $16.4 million and $14.1 million, respectively.

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

Management Overview of Quarterly Results

Second Quarter Highlights. A summary of our results of operations for the second quarter of 2024, when compared to the second quarter of 2023, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2024	June 30, 2023
Revenue	$290,318	$286,327
Transaction fees (1)	24,207	21,176
Operating Results:
Operating income	$25,420	$28,206
Operating margin percentage	8.8%	9.9%
Diluted EPS	$0.48	$0.45
Supplemental Data:
Restructuring and reorganization charges (2)	$7,099	$2,075
Acquisition-related costs:
Amortization of acquired intangible assets	3,393	2,998
Transaction-related costs	1,036	2,004
Stock-based compensation (2)	9,193	7,667
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

Revenue. Revenue for the second quarter of 2024 was $290.3 million, a 1.4% increase when compared to revenue of $286.3 million for the second quarter of 2023. The increase in revenue is primarily attributed to continued growth of our SaaS and related solutions revenue in addition to the revenue generated from the acquired businesses, which offset lower software and services revenue for the quarter.

Operating Results. Operating income for the second quarter of 2024 was $25.4 million, or an 8.8% operating margin percentage, compared to $28.2 million, or a 9.9% operating margin percentage for the second quarter of 2023. The decrease in operating income is mainly attributed to the $5.0 million increase in restructuring and reorganization charges in the second quarter of 2024 related to a reduction in our global workforce. This workforce reduction is part of an initiative to better align and allocate our resources in areas of the business with growth opportunities.

Diluted EPS. Diluted EPS for the second quarter of 2024 was $0.48 compared to $0.45 for the second quarter of 2023, with the second quarter of 2024 benefiting primarily from a lower share count.

Cash and Cash Flows. As of June 30, 2024, we had cash and cash equivalents of $110.4 million, as compared to $120.8 million as of March 31, 2024 and $186.3 million as of December 31, 2023. Our cash flows provided by operating activities for the second quarter of 2024 were $43.1 million. See the Liquidity section below for further discussion of our cash flows.

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

Customer Concentration. We have significant customer concentration, with the following two customers exceeding 10% of our revenue (in thousands, except percentages):

	Quarter Ended
	June 30, 2024		March 31, 2024		June 30, 2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$60,629	21%	$60,849	21%	$60,175	21%
Comcast	54,576	19%	52,804	18%	53,757	19%

The percentages of net billed accounts receivable balances attributable to these customers as of the indicated dates were as follows:

	As of
	June 30, 2024	March 31, 2024	December 31, 2023
Charter	22%	21%	23%
Comcast	18%	18%	17%

See our 2023 10-K for additional discussion of our business relationships and contractual terms with Charter and Comcast.

Risk of Customer Concentration. We expect to continue to generate a large percentage of our future revenue from a limited number of customers. There are inherent risks whenever a large percentage of total revenue is concentrated with a limited number of customers. Should a significant customer: (i) terminate or fail to renew their contracts with us, in whole or in part, for any reason; (ii) significantly reduce the number of customer accounts processed on our solutions, the price paid for our services, or the scope of services that we provide; or (iii) experience financial or operating difficulties, it could have a material adverse effect on our financial position and results of operations.

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

Results of Operations

Revenue. Total revenue for the: (i) second quarter of 2024 was $290.3 million, a 1.4% increase when compared to $286.3 million for the second quarter of 2023; and (ii) six months ended June 30, 2024 was $585.5 million, a 0.1% increase when compared to $585.1 million for the six months ended June 30, 2023.

Revenue by type for the second quarters and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
SaaS and related solutions	$262,658	$255,600	$524,353	$513,476
Software and services	14,681	18,766	37,075	49,657
Maintenance	12,979	11,961	24,025	21,933
Total revenue	$290,318	$286,327	$585,453	$585,066

The increases in revenue are primarily attributed to continued growth of our SaaS and related solutions revenue, to include our payments solutions, in addition to the approximately $3 million of revenue generated from the businesses acquired during the second quarter of 2024 (see Note 5 to our Financial Statements). This was offset to a certain degree by lower software and services revenue for the six months ended June 30, 2024, to include the software license revenue resulting from the closure of approximately $10 million of license upgrades in the first quarter of 2023.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the second quarters and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Americas (principally the U.S.)	$258,035	$248,443	$512,573	$499,419
Europe, Middle East, and Africa	18,989	26,620	45,818	63,293
Asia Pacific	13,294	11,264	27,062	22,354
Total revenue	$290,318	$286,327	$585,453	$585,066

Total Operating Expenses. Total operating expenses for the: (i) second quarter of 2024 were $264.9 million, a 2.6% increase when compared to $258.1 million for the second quarter of 2023; and (ii) six months ended June 30, 2024 were $528.2 million, a 1.8% increase when compared to $518.7 million for the six months ended June 30, 2023. The increases in total operating expenses are reflective of the higher SaaS and related solutions revenue between periods, to include the additional costs from the acquired businesses, and the increases in restructuring and reorganization charges, discussed below.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the: (i) second quarter of 2024 was $152.9 million, a 1.2% increase when compared to $151.1 million for the second quarter of 2023; and (ii) six months ended June 30, 2024 was $310.8 million, a 1.5% increase when compared to $306.2 million for the six months ended June 30, 2023. The increases in cost of revenue between periods are reflective of the increases in SaaS and related solutions revenue year-over-year. Total cost of revenue as a percentage of revenue for the: (i) second quarters of 2024 and 2023 was 52.7% and 52.8%, respectively; and (ii) six months ended June 30, 2024 and 2023 was 53.1% and 52.3%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the: (i) second quarter of 2024 was $38.4 million, a 4.8% increase when compared to $36.6 million for the second quarter of 2023; and (ii) six months ended June 30, 2024 was $74.5 million, a 3.3% increase when compared to $72.1 million for the six months ended June 30, 2023. The increases in R&D expense between periods are mainly attributed to increased employee-related costs. Our R&D efforts are focused on the continued evolution of our solutions that enable us to launch, monetize, and scale new digital services quickly and across any channel, while delivering an exceptional customer experience, as well as the integration of the recently acquired assets into our solutions. As a percentage of total revenue, R&D expense for the: (i) second quarters of 2024 and 2023 was 13.2% and 12.8%, respectively; and (ii) six months ended June 30, 2024 and 2023 was 12.7% and 12.3%, respectively.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the: (i) second quarter of 2024 was $61.2 million, a 2.4% decrease when compared to $62.7 million for the second quarter of 2023; and (ii) six months ended June 30, 2024 was $122.9 million, a 0.9% increase when compared to $121.8 million for the six months ended June 30, 2023. The decrease in SG&A expense during the second quarter of 2024 is primarily attributed to lower 2024 incentive compensation. The increase in SG&A expense during the six months ended June 30, 2024 is primarily attributed to increased sales and marketing costs. As a percentage of total revenue, SG&A expense for the: (i) second quarters of 2024 and 2023 was 21.1% and 21.9%, respectively; and (ii) six months ended June 30, 2024 and 2023 was 21.0% and 20.8%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the: (i) second quarter of 2024 was $7.1 million, a $5.0 million increase when compared to $2.1 million for the second quarter of 2023; and (ii) six months ended June 30, 2024 was $9.1 million, a $1.8 million increase when compared to $7.3 million for the six months ended June 30, 2023. The restructuring and reorganization charges for the six months ended June 30, 2024 relate mainly to initiatives to better align and allocate resources to areas of the business where we have identified growth opportunities, which have resulted in restructuring charges related to involuntary terminations of $7.4 million.

See Note 6 to our Financial Statements for additional discussion.

Operating Income. Operating income for the: (i) second quarter of 2024 was $25.4 million, or 8.8% of total revenue, compared to $28.2 million, or 9.9% of total revenue for the second quarter of 2023; and (ii) six months ended June 30, 2024 was $57.2 million, or 9.8% of total revenue, compared to $66.4 million, of 11.3% of total revenue, for the six months ended June 30, 2023. The decrease in operating income for the second quarter of 2024 is primarily due to the higher restructuring and reorganization charges, discussed above. The decrease in operating income for the six months ended June 30, 2024 is mainly attributed to the higher software license revenue recognized during the six months ended June 30, 2023, as the cost associated with this revenue is not generally dependent upon on the timing of deal closures.

Interest Income. Interest income for the: (i) second quarter of 2024 was $2.1 million, a $1.3 million increase when compared to $0.8 million for the second quarter of 2023; and (ii) six months ended June 30, 2024 was $4.7 million, a $3.4 million increase when compared to $1.3 million for the six months ended June 30, 2023, with the increase primarily attributed to certain settlement assets being swept into overnight money market accounts on a daily basis.

Other, net. Other, net for the: (i) second quarter of 2024 was $0.2 million of other income, a $1.6 million change when compared to $1.4 million of other expense for the second quarter of 2023; and (ii) six months ended June 30, 2024 was $0.7 million of other income, a $4.6 million change when compared to $3.9 million of other expense for the six months ended June 30, 2023, with the change primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the: (i) second quarters of 2024 and 2023 were 31% and 29%, respectively; and (ii) six months ended June 30, 2024 and 2023 were 30% and 29%, respectively. Our estimated full year 2024 effective income tax rate is approximately 29%, a slight increase when compared to our 2023 full year rate of approximately 28%.

Liquidity

Cash and Liquidity. As of June 30, 2024, our principal sources of liquidity included cash and cash equivalents of $110.4 million, compared to $120.8 million as of March 31, 2024, and $186.3 million as of December 31, 2023.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026, the 2021 Revolver. As of June 30, 2024, we had no borrowings outstanding on the 2021 Revolver balance, and have issued standby letters of credit for $1.5 million that count against the available 2021 Revolver balance, leaving $448.5 million available to us. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of June 30, 2024, and the date of this filing, we believe we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2024	December 31, 2023
Americas (principally the U.S.)	$78,391	$142,515
Europe, Middle East, and Africa	22,211	32,974
Asia Pacific	9,833	10,775
Total cash and cash equivalents	$110,435	$186,264

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of June 30, 2024 and December 31, 2023, we had $3.1 million and $2.9 million, respectively, of cash restricted as to use primarily to collateralize guarantees and outstanding letters of credit included in our other current and non-current asset balances. In addition, as of June 30, 2024 and December 31, 2023, we had $232.1 million and $274.7 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

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

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2024:
March 31 (1)	$51,655	$(81,006)	$(29,351)
June 30	35,625	7,480	43,105
Total	$87,280	$(73,526)	$13,754

2023:
March 31 (2)	$50,158	$(34,761)	$15,397
June 30	26,539	(14,153)	12,386
Total	$76,697	$(48,914)	$27,783
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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2024:
March 31	$281,051	$(5,692)	$275,359	67
June 30	270,934	(4,720)	266,214	66

2023:
March 31	$261,028	$(5,254)	$255,774	68
June 30	260,928	(4,618)	256,310	65

As of June 30, 2024 and 2023, approximately 95% and 93%, respectively, of our net billed trade accounts receivable balances were less than 60 days past due.

We may experience adverse impacts to our DBOs if and when customer payment delays occur. However, the recurring monthly payments that cross a reporting period-end do not raise collectability concerns, as payment is generally received subsequent to quarter-end. All other changes in our gross and net billed accounts receivable reflect the normal fluctuations in the timing of customer payments at quarter-end, as evidenced by our relatively consistent DBO metric.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $2.4 million to $84.6 million as of June 30, 2024, from $82.2 million as of December 31, 2023. These unbilled trade accounts receivable balances relate primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or delayed. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Income Taxes Payable/Receivable

Net income taxes payable/receivable (current and non-current) as of June 30, 2024 was a net income taxes receivable balance of $6.1 million, compared to a net income taxes payable balance of $5.8 million as of December 31, 2023. This net $11.9 million change is primarily due to the timing of our estimated federal and state income tax payments.

Accrued Employee Compensation

Accrued employee compensation decreased $34.6 million to $49.8 million as of June 30, 2024, from $84.4 million as of December 31, 2023, due primarily to the payment of the 2023 employee incentive compensation during the first quarter of 2024 that was fully accrued at December 31, 2023.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, which are discussed below.

Purchases of Software, Property, and Equipment

Our capital expenditures for the six months ended June 30, 2024 and 2023 for software, property, and equipment were $9.1 million and $16.4 million, respectively, and consisted principally of investments in: (i) communication design and delivery center equipment and infrastructure; (ii) software and related equipment; and (iii) computer hardware.

Business Combinations, Net of Cash and Settlement Assets Acquired

The cash paid for the acquisitions discussed in Note 5 to our Financial Statements, less cash and settlement assets acquired, resulted in net cash provided by business combinations for the six months ended June 30, 2024 of $17.3 million.

Cash Flows From Financing Activities. Our financing activities typically consist of activities with our common stock, various debt-related transactions, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the six months ended June 30, 2024 and 2023, our Board approved dividends totaling $17.6 million and $17.7 million, respectively, and we made dividend payments of $18.1 million and $17.7 million, respectively, with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During the six months ended June 30, 2024, we repurchased approximately 404,000 shares of our common stock under our Stock Repurchase Program for $19.3 million. We did not make any share repurchases during the six months ended June 30, 2023.

Additionally, outside of our Stock Repurchase Program, during the six months ended June 30, 2024 and 2023, we repurchased from our employees and then canceled approximately 168,000 shares of our common stock, for both periods, for $8.9 million and $9.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through the six months ended June 30, 2024 and 2023, we have paid $27.9 million and $9.4 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement.

See Note 9 to our Financial Statements for additional discussion of our repurchases of common stock.

Long-Term Debt

During the six months ended June 30, 2024 and 2023, we made principal repayments on our 2021 Term Loan of $3.8 million during each period. Additionally, during the six months ended June 30, 2024, we borrowed and subsequently repaid $15.0 million from our 2021 Revolver for general corporate purposes. During the six months ended June 30, 2023, we borrowed $30.0 million from our 2021 Revolver for general corporate purposes and repaid $15.0 million.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the six months ended June 30, 2024 and 2023, we had net settlement and merchant reserve activity of $(88.7) million and $(63.1) million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

See Note 2 to our Financial Statements for additional discussion of our settlement and merchant reserves.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds, bid bonds, performance bonds, and standby letters of credit. These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 7 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of June 30, 2024, we had cash and cash equivalents of $110.4 million, of which approximately 63% is in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2021 Credit Agreement, we have a $450.0 million revolving loan facility, the 2021 Revolver. As of June 30, 2024, we had no borrowings outstanding on the 2021 Revolver and issued standby letters of credit for $1.5 million that count against the available 2021 Revolver balance, currently leaving $448.5 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of June 30, 2024, we had $76.5 million authorized for repurchase remaining under our Stock Repurchase Program. In August of 2024, our Board authorized an additional $100.0 million of repurchases under our Stock Repurchase Program, with all outstanding authorized repurchases to be completed by December 31, 2025. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the six months ended June 30, 2024, we repurchased approximately 404,000 shares of our common stock for $19.3 million (weighted-average price of $47.82 per share).

Outside of our Stock Repurchase Program, during the six months ended June 30, 2024, we repurchased from our employees and then cancelled approximately 168,000 shares of our common stock for $8.9 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Cash Dividends. During the six months ended June 30, 2024, the Board declared dividends totaling $17.6 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to our Board’s approval.
•
Acquisitions. As a result of our previous acquisition activity, during the six months ended June 30, 2024 we made $0.5 million of deferred acquisition payments. We expect to pay an additional $2.0 million in 2024 and $0.3 million in 2025 related to these past acquisitions. Additionally, there are provisions for up to approximately $13 million of potential future earn-out payments. The earn-out period is through September 30, 2025.

During the second quarter of 2024, we acquired two businesses, discussed in further detail in Note 5 to our Financial Statements. The acquisition date fair value of the consideration transferred totaled $32.6 million, subject to customary working capital adjustments. One of the purchase agreements includes provisions for up to $15.0 million of potential future earn-out payments tied to performance-based goals and a defined service period. The earn-out period is through June 3, 2027. These acquisitions were funded from currently available cash.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018, at a total cost of $9.9 million, of which $1.8 million was paid in 2023. We paid an additional $5.6 million during the six months ended June 30, 2024. Of the remaining $2.5 million, $1.3 million will be paid in 2025 and $1.2 million will be paid in 2026.
•
Capital Expenditures. During the six months ended June 30, 2024, we spent $9.1 million on capital expenditures.
•
Financing Agreements. We have financing agreements for certain of our internal use software. During the six months ended June 30, 2024, we paid $0.5 million related to these financing agreements, with an additional $2.5 million to be paid in 2024, $3.9 million to be paid in in 2025, $2.8 million to be paid in 2026, and $0.9 million to be paid in 2027.
•
Long-Term Debt. As of June 30, 2024, our long-term debt consisted of the following: (i) 2023 Convertible Notes in the principal aggregate amount of $425.0 million; and (ii) 2021 Credit Agreement term loan borrowings of $129.4 million.

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

2021 Credit Agreement. The mandatory repayments under our 2021 Credit Agreement for the next twelve months are $7.5 million and the cash interest expense (based upon then-current interest rates) for the 2021 Term Loan is $8.8 million. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2024, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2023 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates on our 2021 Credit Agreement are based upon an adjusted SOFR rate (including a 0.10% credit spread adjustment) plus an applicable margin, or an ABR plus an applicable margin. See Note 4 to our Financial Statements for further details related to our long-term debt.

A hypothetical adverse change of 10% in the June 30, 2024 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of June 30, 2024 and December 31, 2023 were $110.4 million and $186.3 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments. Our cash equivalents are invested primarily in institutional money market funds held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of June 30, 2024 and December 31, 2023, we had $232.1 million and $274.7 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of June 30, 2024, the fair value of the 2023 Convertible Notes was estimated at $396.5 million, using quoted market prices.

Foreign Currency Exchange Rate Risk

Due to foreign operations around the world, our financial statements are exposed to foreign currency exchange risk due to the fluctuations in the value of currencies in which we conduct business. Our principal currency exposures include the British Pound, Euro, Australian Dollar, Saudi Riyal, and South African Rand. While we attempt to maximize natural hedges by incurring expenses in the same currency in which we contract revenue, the related expenses for that revenue could be in one or more differing currencies than the revenue stream. In particular, if the U.S. Dollar were to strengthen it would reduce the reported amount of our foreign-denominated cash, cash equivalents, trade receivables, revenue, and expenses that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period.

During the six months ended June 30, 2024, we generated approximately 90% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of June 30, 2024. A hypothetical adverse change of 10% in the June 30, 2024 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2023 10-K. There were no material changes to the risk factors disclosed in our 2023 10-K during the second quarter of 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the second quarter of 2024 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (3)
April 1 - April 30	76,042	$48.89	75,500	$82,481,606
May 1 - May 31	84,564	42.73	77,000	79,186,126
June 1 - June 30	67,799	40.89	66,500	76,466,056
Total	228,405	$44.23	219,000
(1)
The total number of shares repurchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)
See Note 9 to our Financial Statements for additional information regarding our share repurchases under our Stock Repurchase Program.
(3)
In August 2024, we announced that our Board had authorized the repurchase of an additional $100.0 million of common stock under our Stock Repurchase Program, with all outstanding authorized repurchases to be completed by December 31, 2025.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the second quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description

10.27Y*	Encompass Addendum to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.28F*	Seventh Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2024

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lori J. Szwanek
Lori J. Szwanek
Chief Accounting Officer
(Principal Accounting Officer)