Form 10-Q
period 2024-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2024-11-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, there were 29,092,661 shares of the registrant’s common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2024

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$118,444	$186,264
Settlement and merchant reserve assets	240,755	274,699
Trade accounts receivable:
Billed, net of allowance of $4,810 and $5,432	279,930	267,680
Unbilled	82,585	82,163
Income taxes receivable	13,992	1,345
Other current assets	51,534	50,075
Total current assets	787,240	862,226
Non-current assets:
Property and equipment, net of depreciation of $136,641 and $121,816	58,353	65,545
Operating lease right-of-use assets	25,842	34,283
Software, net of amortization of $168,808 and $157,601	22,953	14,224
Goodwill	323,449	308,596
Acquired customer contracts, net of amortization of $134,742 and $126,469	42,786	35,879
Customer contract costs, net of amortization of $46,641 and $42,094	60,490	54,421
Deferred income taxes	57,831	57,855
Other assets	8,502	10,017
Total non-current assets	600,206	580,820
Total assets	$1,387,446	$1,443,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Operating lease liabilities	14,002	15,946
Customer deposits	37,716	41,035
Trade accounts payable	51,907	46,406
Accrued employee compensation	57,704	84,380
Settlement and merchant reserve liabilities	238,783	273,817
Deferred revenue	62,797	54,199
Income taxes payable	937	4,104
Other current liabilities	28,163	33,449
Total current liabilities	499,509	560,836
Non-current liabilities:
Long-term debt, net of unamortized discounts of $13,014 and $15,628	531,986	534,997
Operating lease liabilities	24,427	34,360
Deferred revenue	22,968	23,447
Income taxes payable	2,684	3,041
Deferred income taxes	120	123
Other non-current liabilities	17,341	12,916
Total non-current liabilities	599,526	608,884
Total liabilities	1,099,035	1,169,720
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 29,292 and 29,541 shares outstanding	717	713
Additional paid-in capital	509,294	490,947
Treasury stock, at cost; 41,115 and 40,398 shares	(1,170,118)	(1,136,055)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	-	1
Cumulative foreign currency translation adjustments	(45,562)	(50,414)
Accumulated earnings	994,080	968,134
Total stockholders' equity	288,411	273,326
Total liabilities and stockholders' equity	$1,387,446	$1,443,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$295,143	$286,868	$880,596	$871,934

Cost of revenue (exclusive of depreciation, shown separately below)	149,487	152,734	460,266	458,897
Other operating expenses:
Research and development	41,665	35,292	116,171	107,401
Selling, general and administrative	63,913	59,097	186,794	180,930
Depreciation	5,313	5,862	16,286	17,155
Restructuring and reorganization charges	2,943	1,152	12,040	8,421
Total operating expenses	263,321	254,137	791,557	772,804
Operating income	31,822	32,731	89,039	99,130
Other income (expense):
Interest expense	(7,778)	(8,036)	(22,982)	(23,092)
Interest income	1,922	1,175	6,641	2,516
Other, net	(2,187)	813	(1,455)	(3,047)
Total other	(8,043)	(6,048)	(17,796)	(23,623)
Income before income taxes	23,779	26,683	71,243	75,507
Income tax provision	(4,691)	(7,989)	(18,859)	(21,931)
Net income	$19,088	$18,694	$52,384	$53,576

Weighted-average shares outstanding:
Basic	28,362	30,097	28,475	30,381
Diluted	28,468	30,284	28,621	30,540

Earnings per common share:
Basic	$0.67	$0.62	$1.84	$1.76
Diluted	0.67	0.62	1.83	1.75

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$19,088	$18,694	$52,384	$53,576
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,067	(6,495)	4,851	(1,943)
Other comprehensive income (loss), net of tax	10,067	(6,495)	4,851	(1,943)
Total comprehensive income, net of tax	$29,155	$12,199	$57,235	$51,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2024:
BALANCE, January 1, 2024	29,541	$713	$490,947	$(1,136,055)	$(50,413)	$968,134	$273,326
Comprehensive income:
Net income	-	-	-	-	-	19,467
Foreign currency translation adjustments	-	-	-	-	(4,975)	-
Total comprehensive income							14,492
Repurchase of common stock	(344)	(2)	(8,538)	(9,683)	-	-	(18,223)
Issuance of common stock pursuant to employee stock purchase plan	20	-	866	-	-	-	866
Issuance of restricted common stock pursuant to stock-based compensation plans	573	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,736	-	-	-	7,736
Dividends	-	-	-	-	-	(8,857)	(8,857)
BALANCE, March 31, 2024	29,779	717	491,005	(1,145,738)	(55,388)	978,744	269,340
Comprehensive income:
Net income	-	-	-	-	-	13,829
Foreign currency translation adjustments	-	-	-	-	(241)	-
Total comprehensive income							13,588
Repurchase of common stock	(228)	-	(397)	(9,804)	-	-	(10,201)
Issuance of common stock pursuant to employee stock purchase plan	20	-	752	-	-	-	752
Issuance of restricted common stock pursuant to stock-based compensation plans	90	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(70)	(1)	1	-	-	-	-
Stock-based compensation expense	-	-	8,635	-	-	-	8,635
Dividends	-	-	-	-	-	(8,785)	(8,785)
BALANCE, June 30, 2024	29,591	717	499,995	(1,155,542)	(55,629)	983,788	273,329
Comprehensive income:
Net income	-	-	-	-	-	19,088
Foreign currency translation adjustments	-	-	-	-	10,067	-
Total comprehensive income							29,155
Repurchase of common stock	(317)	-	(151)	(14,576)	-	-	(14,727)
Issuance of common stock pursuant to employee stock purchase plan	19	-	798	-	-	-	798
Issuance of restricted common stock pursuant to stock-based compensation plans	22	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(23)	-	-	-	-	-	-
Stock-based compensation expense	-	-	8,652	-	-	-	8,652
Dividends	-	-	-	-	-	(8,796)	(8,796)
BALANCE, September 30, 2024	29,292	$717	$509,294	$(1,170,118)	$(45,562)	$994,080	$288,411

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2023:
BALANCE, January 1, 2023	31,269	$708	$495,189	$(1,018,034)	$(58,829)	$936,215	$355,249
Comprehensive income:
Net income	-	-	-	-	-	20,928
Foreign currency translation adjustments	-	-	-	-	2,843	-
Total comprehensive income							23,771
Repurchase of common stock	(166)	(2)	(9,304)	-	-	-	(9,306)
Issuance of common stock pursuant to employee stock purchase plan	19	-	893	-	-	-	893
Issuance of restricted common stock pursuant to stock-based compensation plans	574	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(18)	-	-	-	-	-	-
Stock-based compensation expense	-	-	6,412	-	-	-	6,412
Dividends	-	-	-	-	-	(8,796)	(8,796)
BALANCE, March 31, 2023	31,678	712	493,184	(1,018,034)	(55,986)	948,347	368,223
Comprehensive income:
Net income	-	-	-	-	-	13,954
Foreign currency translation adjustments	-	-	-	-	1,709	-
Total comprehensive income							15,663
Repurchase of common stock	(2)	-	(112)	-	-	-	(112)
Issuance of common stock pursuant to employee stock purchase plan	18	-	771	-	-	-	771
Issuance of restricted common stock pursuant to stock-based compensation plans	64	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(7)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,644	-	-	-	7,644
Dividends	-	-	-	-	-	(8,878)	(8,878)
BALANCE, June 30, 2023	31,751	713	501,486	(1,018,034)	(54,277)	953,423	383,311
Comprehensive income:
Net income	-	-	-	-	-	18,694
Foreign currency translation adjustments	-	-	-	-	(6,495)	-
Total comprehensive income							12,199
Repurchase of common stock	(1,994)	-	(144)	(107,863)	-	-	(108,007)
Issuance of common stock pursuant to employee stock purchase plan	20	-	877	-	-	-	877
Issuance of restricted common stock pursuant to stock-based compensation plans	12	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(63)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,197	-	-	-	7,197
Purchase of capped call transactions (net of tax)	-	-	(26,353)	-	-	-	(26,353)
Dividends	-	-	-	-	-	(8,733)	(8,733)
BALANCE, September 30, 2023	29,726	$713	$483,063	$(1,125,897)	$(60,772)	$963,384	$260,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$52,384	$53,576
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	16,724	17,549
Amortization	37,467	34,543
Asset impairment	-	1,689
Gain on lease modifications	-	(4,349)
Unrealized foreign currency transaction (gain) loss, net	225	(442)
Deferred income taxes	(189)	(12,504)
Stock-based compensation	25,023	21,253
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(7,873)	(33,351)
Other current and non-current assets and liabilities	(12,771)	(11,449)
Income taxes payable/receivable	(16,194)	(4,650)
Trade accounts payable and accrued liabilities	(48,658)	(24,158)
Deferred revenue	7,075	14,658
Net cash provided by operating activities	53,213	52,365

Cash flows from investing activities:
Purchases of software, property, and equipment	(16,528)	(22,940)
Proceeds from sale/maturity of short-term investments	-	71
Business combinations, net of cash and settlement assets acquired of $46,432 and zero	17,293	-
Net cash provided by (used in) investing activities	765	(22,869)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,416	2,541
Payment of cash dividends	(26,598)	(26,231)
Repurchase of common stock	(42,439)	(116,418)
Deferred acquisition payments	(2,488)	(3,220)
Proceeds from long-term debt	15,000	470,000
Payments on long-term debt	(20,625)	(310,625)
Purchase of capped call transactions related to convertible notes	-	(34,298)
Payments of deferred financing costs	-	(13,518)
Payments on financing obligations	(2,191)	-
Settlement and merchant reserve activity	(79,606)	(46,196)
Net cash used in financing activities	(156,531)	(77,965)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(337)	(448)

Net decrease in cash, cash equivalents, and restricted cash	(102,890)	(48,917)

Cash, cash equivalents, and restricted cash, beginning of period	463,876	389,018
Cash, cash equivalents, and restricted cash, end of period	$360,986	$340,101

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$24,592	$21,772
Income taxes	35,292	39,136

Non-cash investing and financing activities-
Software, property, and equipment included in current and noncurrent liabilities	9,830	-

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$118,444	$146,730
Settlement and merchant reserve assets	240,755	193,371
Restricted cash included in current and non-current assets	1,787	-
Total cash, cash equivalents, and restricted cash	$360,986	$340,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

We have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and for the quarters and nine months ended September 30, 2024 and 2023, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2024 are not necessarily indicative of the expected results for the entire year ending December 31, 2024.

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

Revenue. The majority of our future revenue is related to our customer contracts for our SaaS and related solutions that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2024 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees. As of September 30, 2024, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.3 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize over 70% of this amount by the end of 2026, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
SaaS and related solutions	$263,701	$250,777	$788,054	$764,253
Software and services	19,705	23,578	56,780	73,235
Maintenance	11,737	12,513	35,762	34,446
Total revenue	$295,143	$286,868	$880,596	$871,934

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters and nine months ended September 30, 2024 and 2023, as a percentage of our total revenue, was as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Americas (principally the U.S.)	88%	86%	88%	86%
Europe, Middle East, and Africa	9%	9%	8%	10%
Asia Pacific	3%	5%	4%	4%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for the quarters and nine months ended September 30, 2024 and 2023, as a percentage of our total revenue, was as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Broadband/Cable/Satellite	53%	53%	52%	53%
Telecommunications	18%	20%	18%	20%
Other	29%	27%	30%	27%
Total revenue	100%	100%	100%	100%

Deferred revenue recognized during the quarters ended September 30, 2024 and 2023 was $8.6 million and $7.8 million, respectively. Deferred revenue recognized during the nine months ended September 30, 2024 and 2023 was $38.4 million and $39.3 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, our cash equivalents consist primarily of institutional money market funds and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. As of September 30, 2024 and December 31, 2023, we had $1.8 million and $2.9 million, respectively, of restricted cash that mainly serves to collateralize bank and performance guarantees included in other current and non-current assets in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$228,679	$226,684	$260,712	$259,825
Merchant reserve assets/liabilities	12,076	12,099	13,987	13,992
Total	$240,755	$238,783	$274,699	$273,817

Financial Instruments. Our financial instruments as of September 30, 2024 and December 31, 2023 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Convertible Notes (par value)	$425,000	$425,978	$425,000	$428,506
2021 Credit Agreement (carrying value including current maturities)	127,500	127,500	133,125	133,125

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair value of our credit agreement was estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs. See Note 4 for a discussion regarding our debt.

Pillar Two. Numerous foreign jurisdictions have enacted, or are in the process of enacting, legislation to adopt a minimum effective tax rate. Pillar Two, which was established by the Organization for Economic Co-operation and Development (OECD), generally provides for a 15% minimum effective tax rate for multinational enterprises in every jurisdiction in which they operate. The U.S. has not yet adopted Pillar Two, however, various other governments around the world have. These rules did not have a material impact on our taxes for the quarter and nine months ended September 30, 2024. We continue to monitor evolving tax legislation in the jurisdictions in which we operate.

Accounting Pronouncements Issued but Not Yet Effective. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), (“ASU 2023-07”), which enhances reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. ASU 2023-07 also requires disclosure of the title and position of the company’s Chief Operating Decision Maker (“CODM”) and how the CODM uses financial reporting to assess segment performance and allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard only impacts disclosures and is not expected to have a material impact on our Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to disclose more detailed information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of this standard only impacts disclosures and is not expected to have a material impact on our Financial Statements.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows (in thousands):

January 1, 2024, balance	$308,596
Effects of changes in foreign currency exchange rates	4,191
Goodwill acquired during the period	10,662
September 30, 2024, balance	$323,449

Goodwill acquired during the period relates to the acquisitions discussed in Note 5.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software. As of September 30, 2024 and December 31, 2023, the carrying values of these assets were as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$177,528	$(134,742)	$42,786	$162,348	$(126,469)	$35,879
Software	191,761	(168,808)	22,953	171,825	(157,601)	14,224
Total other intangible assets	$369,289	$(303,550)	$65,739	$334,173	$(284,070)	$50,103

Acquired customer contracts and software as of September 30, 2024 include the assets acquired as part of the acquisitions discussed in Note 5.

The total amortization expense related to other intangible assets for the third quarters of 2024 and 2023 was $7.1 million and $6.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $18.8 million and $19.5 million, respectively. Based on the September 30, 2024 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 is: 2024 - $25.7 million; 2025 - $21.9 million; 2026 - $15.1 million; 2027 - $7.0 million; and 2028 - $4.3 million.

Customer Contract Costs. As of September 30, 2024 and December 31, 2023, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$107,131	$(46,641)	$60,490	$96,515	$(42,094)	$54,421

The total amortization expense related to customer contract costs for the third quarters of 2024 and 2023 was $5.4 million and $5.0 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $16.1 million and $14.4 million, respectively.

4. DEBT

As of September 30, 2024 and December 31, 2023, our long-term debt was as follows (in thousands):

	September 30, 2024	December 31, 2023
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	$425,000	$425,000
Less – deferred financing costs	(11,279)	(13,216)
2023 Convertible Notes, net of unamortized discounts	413,721	411,784
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 6.079% at September 30, 2024)	127,500	133,125
Less – deferred financing costs	(1,735)	(2,412)
2021 Term Loan, net of unamortized discounts	125,765	130,713
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	-
Total debt, net of unamortized discounts	539,486	542,497
Current portion of long-term debt	(7,500)	(7,500)
Long-term debt, net of unamortized discounts	$531,986	$534,997

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

We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of September 30, 2024, none of the conditions to early convert have been met.

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

In connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). As of September 30, 2024, all the Capped Call Transactions were outstanding and cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.

2021 Credit Agreement. During the nine months ended September 30, 2024, we made $5.6 million of principal repayments on our $150.0 million aggregate principal five-year term loan (the “2021 Term Loan”). As of September 30, 2024, we had no borrowings outstanding on our $450.0 million aggregate principal five-year revolving loan facility (the "2021 Revolver"), and had issued standby letters of credit of $1.5 million that count against our available 2021 Revolver balance, leaving $448.5 million available to us.

As of September 30, 2024, our interest rate on the 2021 Term Loan was 6.079% (adjusted Secured Overnight Financing Rate ("SOFR"), credit spread adjustment of 0.10%, plus 1.375% per annum), effective through December 2024, and our commitment fee on the 2021 Revolver was 0.15%.

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

Other. We finance certain of our internal use software. During the nine months ended September 30, 2024, we entered into two additional financing agreements at a total cost of $10.7 million with payments through 2027. As a result, as of September 30, 2024, we had $9.8 million outstanding under these agreements, of which $4.8 million was included in current liabilities and $5.0 million was included in non-current liabilities in our Balance Sheet. These arrangements are treated as non-cash investing and financing activities for purposes of our Condensed Consolidated Statements of Cash Flows ("Statements of Cash Flows").

5. ACQUISITIONS

Prior Years Acquisition. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ), and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining consideration of approximately $2 million to be paid through 2025, subject to certain reductions, as applicable. During the nine months ended September 30, 2024, we made deferred purchase price payments of $0.5 million.

The DGIT acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period was originally through September 30, 2025, but during the third quarter of 2024 was extended through December 31, 2026. As of September 30, 2024, we have accrued $0.1 million related to the potential earn-out payments.

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

The iCG Pay acquisition includes provisions for up to $15.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through June 3, 2027. As of September 30, 2024, we accrued $3.5 million related to the potential earn-out payments. The results of iCG Pay are included in our results of operations for the period subsequent to the acquisition date.

The preliminary estimated fair values of assets acquired primarily include settlement assets of $45.9 million, acquired customer contracts of $10.7 million, goodwill of $4.2 million, and settlement liabilities assumed of $44.7 million. The estimated fair values are considered provisional and are based on the information that was available as of the acquisition date. The provisional measurements of fair value are subject to change, however, such changes are not expected to be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The amount allocated to goodwill is deductible for income tax purposes.

The cash paid for the acquisitions discussed above, less cash and settlement assets acquired, resulted in net cash provided by business combinations for the nine months ended September 30, 2024 of $17.3 million on our Statement of Cash Flows.

6. RESTRUCTURING AND REORGANIZATION CHARGES

During the third quarters of 2024 and 2023, we recorded restructuring and reorganization charges of $2.9 million and $1.2 million, respectively, and for the nine months ended September 30, 2024 and 2023, we recorded restructuring and reorganization charges of $12.0 million and $8.4 million, respectively.

During the nine months ended September 30, 2024, we reduced our global workforce by approximately 300 employees, as part of initiatives to better align and allocate resources to areas of the business where we have identified growth opportunities. As a result, we incurred restructuring charges related to involuntary terminations of $9.6 million.

The activity in the restructuring and reorganization reserves during the nine months ended September 30, 2024 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2024, balance	$1,434	$8,100	$9,534
Charged to expense during period	9,593	2,447	12,040
Cash payments	(10,311)	(7,589)	(17,900)
Adjustment for accelerated depreciation	-	(438)	(438)
Other	1,180	-	1,180
September 30, 2024, balance	$1,896	$2,520	$4,416

During the nine months ended September 30, 2024, we paid $5.6 million related to the exit of two reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018.

As of September 30, 2024, $3.2 million of the restructuring and reorganization reserves were included in current liabilities.

7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of September 30, 2024, we had $1.8 million of restricted assets used to collateralize these guarantees, which are included in other non-current assets in our Balance Sheet.

We have performance guarantees in the form of surety bonds and standby letters of credit, along with money transmitter bonds, issued through third-parties that are not required to be reflected on our Balance Sheets. As of September 30, 2024, we had performance guarantees of $7.4 million, which includes $1.5 million in standby letters of credit and $1.0 million in bid bonds. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of September 30, 2024, we had total aggregate money transmitter bonds of $22.0 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2024, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2024. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

8. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to common shares is included in the following table (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic weighted-average common shares	28,362	30,097	28,475	30,381
Dilutive effect of restricted common stock	106	187	146	159
Diluted weighted-average common shares	28,468	30,284	28,621	30,540

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

9. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the third quarter and nine months ended September 30, 2024, we repurchased approximately 313,000 shares of our common stock for $14.4 million (weighted-average price of $46.11 per share), and approximately 716,000 shares of our common stock for $33.7 million (weighted-average price of $47.07 per share), respectively, under a SEC Rule 10b5-1 Plan. During the third quarter and nine months ended September 30, 2023, we repurchased approximately 1,991,000 shares of our common stock for $107.0 million (weighted-average price of $53.73 per share), which includes approximately 311,000 shares of our common stock that were repurchased for $16.9 million (weighted average price of $54.36 per share) under a SEC Rule 10b5-1 Plan, and approximately 1,680,000 shares of our common stock that were repurchased for $90.1 million (weighted-average price of $53.62 per share) concurrent with the pricing of the offering of the 2023 Convertible Notes.

The excise tax imposed as part of the 2022 Inflation Reduction Act, which is included as a cost of treasury stock, is not reflected in the share repurchase amounts above.

In August 2024, our Board authorized an additional $100.0 million of repurchases under the Stock Repurchase Program. This, combined with the remaining value from the prior Board authorization in August 2023, leaves $162.0 million remaining value of shares available for repurchase at September 30, 2024, with the amount authorized for repurchase through December 31, 2025.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the third quarters of 2024 and 2023, we repurchased and then cancelled approximately 3,000 shares of common stock for $0.2 million and approximately 3,000 shares of common stock for $0.1 million, respectively, and during the nine months ended September 30, 2024 and 2023, we repurchased and then cancelled approximately 172,000 shares of common stock for $9.1 million and approximately 171,000 shares of common stock for $9.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plan.

Cash Dividends. During the third quarter of 2024, our Board approved a quarterly cash dividend of $0.30 per share of common stock, totaling $8.8 million. During the third quarter of 2023, our Board approved a quarterly cash dividend of $0.28 per share of common stock, totaling $8.7 million. Dividends declared for the nine months ended September 30, 2024 and 2023 totaled $26.4 million for both periods.

Warrants. In July 2014, in conjunction with the execution of an amendment to our agreement with Comcast Corporation (“Comcast”), we issued stock warrants (the “Warrant Agreement”) for the right to purchase up to 2.9 million shares of our common stock (the “Stock Warrants”) with an exercise price of $26.68 per warrant as an additional incentive for Comcast to convert customer accounts onto our solutions based on various milestones. The Stock Warrants had a ten-year term and in July 2024, the remaining 1.0 million issued and unvested Stock Warrants expired.

Stock-Based Awards. During the nine months ended September 30, 2024 we granted restricted stock awards to key members of management in the form of: (i) performance-based awards of approximately 155,000 restricted common stock shares, which vest in the first quarter of 2026 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 52,000 restricted common stock shares, which vest in the first quarter of 2027 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control (as defined) and the subsequent involuntary termination of employment.

During the nine months ended September 30, 2024, we also granted restricted stock awards to key members of management in the form of time-based awards of approximately 496,000 restricted common stock shares, which vest annually over three years with no restrictions other than the passage of time. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the third quarters of 2024 and 2023 of $8.7 million and $7.2 million, respectively, and for the nine months ended September 30, 2024 and 2023 of $25.0 million and $21.3 million, respectively.

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

Management Overview of Quarterly Results

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2024, when compared to the third quarter of 2023, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2024	September 30, 2023
Revenue	$295,143	$286,868
Transaction fees (1)	22,524	20,314
Operating Results:
Operating income	$31,822	$32,731
Operating margin percentage	10.8%	11.4%
Diluted EPS	$0.67	$0.62
Supplemental Data:
Restructuring and reorganization charges (2)	$2,943	$1,152
Executive transition costs	-	1,148
Acquisition-related costs:
Amortization of acquired intangible assets	3,929	2,996
Earn-out compensation	2,591	-
Transaction-related costs	32	(40)
Stock-based compensation (2)	8,759	7,216
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

Revenue. Revenue for the third quarter of 2024 was $295.1 million, a 2.9% increase when compared to revenue of $286.9 million for the third quarter of 2023. The increase in revenue is primarily attributed to continued growth of our SaaS and related solutions revenue to include the revenue generated from the businesses acquired in the second quarter of 2024, which more than offset lower software and services revenue for the quarter.

Operating Results. Operating income for the third quarter of 2024 was $31.8 million, or a 10.8% operating margin percentage, compared to $32.7 million, or an 11.4% operating margin percentage for the third quarter of 2023. The decrease in operating income is mainly attributed to the increase in acquisition-related expenses in the third quarter of 2024, to include earn-out compensation and amortization of acquired intangible assets.

Diluted EPS. Diluted EPS for the third quarter of 2024 was $0.67 compared to $0.62 for the third quarter of 2023, with the third quarter of 2024 benefiting from a lower effective income tax rate and a lower share count, partially offset by foreign currency movements.

Cash and Cash Flows. As of September 30, 2024, we had cash and cash equivalents of $118.4 million, as compared to $110.4 million as of June 30, 2024 and $186.3 million as of December 31, 2023. Our cash flows provided by operating activities for the third quarter of 2024 were $39.5 million. See the Liquidity section below for further discussion of our cash flows.

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

Customer Concentration. We have significant customer concentration, with the following two customers exceeding 10% of our revenue (in thousands, except percentages):

	Quarter Ended
	September 30, 2024		June 30, 2024		September 30, 2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$59,070	20%	$60,629	21%	$59,432	21%
Comcast	58,688	20%	54,576	19%	53,653	19%

The percentages of net billed accounts receivable balances attributable to these customers as of the dates indicated were as follows:

	As of
	September 30, 2024	June 30, 2024	December 31, 2023
Charter	20%	22%	23%
Comcast	16%	18%	17%

See our 2023 10-K for additional discussion of our business relationships and contractual terms with Charter and Comcast.

Comcast. On October 30, 2024, we entered into an amendment to our current agreement with Comcast (the “Amended Agreement”). The key terms of the Amended Agreement are as follows:

•
The Amended Agreement extends our contractual relationship with Comcast through December 31, 2030.
•
The fees to be generated under the Amended Agreement will be based primarily on monthly charges for SaaS and related solutions per Comcast residential customer account, and various other ancillary services based on actual usage. The Amended Agreement includes annual price escalators beginning in 2026 and certain of the per-unit fees include volume-based pricing tiers. We did not provide a renewal discount to Comcast in the Amended Agreement.
•
The Amended Agreement contains certain financial commitments associated with the number of Comcast residential customer accounts that are to be processed on our solutions.
•
We maintain the exclusive right to provide print and mail services to all Comcast residential customer accounts through the term of the Amended Agreement.
•
The Amended Agreement contains certain rights and obligations of both parties, including the following key items: (i) the termination of the agreement under certain conditions; (ii) various service level commitments; and (iii) remedies and limitations on liabilities associated with specified breaches of contractual obligations.

A copy of the Amended Agreement, with confidential information redacted, will be filed as an exhibit to our Form 10-K for the year ended December 31, 2024.

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

Results of Operations

Revenue. Total revenue for the: (i) third quarter of 2024 was $295.1 million, a 2.9% increase when compared to $286.9 million for the third quarter of 2023; and (ii) nine months ended September 30, 2024 was $880.6 million, a 1.0% increase when compared to $871.9 million for the nine months ended September 30, 2023.

Revenue by type for the third quarters and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
SaaS and related solutions	$263,701	$250,777	$788,054	$764,253
Software and services	19,705	23,578	56,780	73,235
Maintenance	11,737	12,513	35,762	34,446
Total revenue	$295,143	$286,868	$880,596	$871,934

The increases in revenue are primarily attributed to continued growth of our SaaS and related solutions revenue, to include the revenue generated from the businesses acquired during the second quarter of 2024 (see Note 5 to our Financial Statements). These acquired businesses contributed approximately $6 million and $9 million, respectively, of revenue during the third quarter and nine months ended September 30, 2024. These increases were offset to a certain degree by lower software and services revenue, to include the software license revenue resulting from the closure of approximately $10 million of license upgrades in the first quarter of 2023.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the third quarters and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Americas (principally the U.S.)	$258,620	$246,880	$771,193	$746,299
Europe, Middle East, and Africa	26,381	25,502	72,199	88,795
Asia Pacific	10,142	14,486	37,204	36,840
Total revenue	$295,143	$286,868	$880,596	$871,934

Total Operating Expenses. Total operating expenses for the: (i) third quarter of 2024 were $263.3 million, a 3.6% increase when compared to $254.1 million for the third quarter of 2023; and (ii) nine months ended September 30, 2024 were $791.6 million, a 2.4% increase when compared to $772.8 million for the nine months ended September 30, 2023. The increases in total operating expenses are a result of the higher SaaS and related solutions revenue between periods and the additional costs from the acquired businesses, to include acquired intangible asset amortization and earn-out compensation, in addition to the increases in restructuring and reorganization charges, discussed below.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the: (i) third quarter of 2024 was $149.5 million, a 2.1% decrease when compared to $152.7 million for the third quarter of 2023; and (ii) nine months ended September 30, 2024 was $460.3 million, a 0.3% increase when compared to $458.9 million for the nine months ended September 30, 2023.

•
The decrease in cost of revenue during the third quarter of 2024 is mainly attributed to lower employee-related costs, due to the reallocation of resources to development projects and an increase in deferred costs related to SaaS implementation projects. This decrease is partially offset by the increased costs reflective of the increase in SaaS and related solutions revenue between periods, to include the acquired businesses.
•
The increase in cost of revenue during the nine months ended September 30, 2024 is reflective of the increase in SaaS and related solutions revenue year-over-year, to include the acquired businesses, offset by a decrease in employee-related costs, due to the reallocation of resources to development projects, and an increase in deferred costs related to SaaS implementation projects.

Total cost of revenue as a percentage of revenue for the: (i) third quarters of 2024 and 2023 was 50.6% and 53.2%, respectively; and (ii) nine months ended September 30, 2024 and 2023 was 52.3% and 52.6%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the: (i) third quarter of 2024 was $41.7 million, an 18.1% increase when compared to $35.3 million for the third quarter of 2023; and (ii) nine months ended September 30, 2024 was $116.2 million, an 8.2% increase when compared to $107.4 million for the nine months ended September 30, 2023. The increases in R&D expense between periods are mainly attributed to increased employee-related costs. During 2024 our R&D investment increased from prior periods as a result of the continued development of our SaaS platforms as we gain further traction in new industry verticals along with the integration of the recently acquired businesses into our solutions. These investments are focused on the continued evolution of our solutions that enable us to launch, monetize, and scale new digital services quickly and across any channel, while delivering an exceptional customer experience.

As a percentage of total revenue, R&D expense for the: (i) third quarters of 2024 and 2023 was 14.1% and 12.3%, respectively; and (ii) nine months ended September 30, 2024 and 2023 was 13.2% and 12.3%, respectively.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the: (i) third quarter of 2024 was $63.9 million, an 8.1% increase when compared to $59.1 million for the third quarter of 2023; and (ii) nine months ended September 30, 2024 was $186.8 million, a 3.2% increase when compared to $180.9 million for the nine months ended September 30, 2023. The increases in SG&A expense are mainly attributed to increased employee-related costs, to include stock-based compensation and acquisition-related earn-out compensation.

As a percentage of total revenue, SG&A expense for the: (i) third quarters of 2024 and 2023 was 21.7% and 20.6%, respectively; and (ii) nine months ended September 30, 2024 and 2023 was 21.2% and 20.8%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the: (i) third quarter of 2024 was $2.9 million, a $1.7 million increase when compared to $1.2 million for the third quarter of 2023; and (ii) nine months ended September 30, 2024 was $12.0 million, a $3.6 million increase when compared to $8.4 million for the nine months ended September 30, 2023. The restructuring and reorganization charges for the nine months ended September 30, 2024 relate mainly to initiatives to better align and allocate resources to areas of the business where we have identified growth opportunities, which have resulted in restructuring charges related to involuntary terminations of $9.6 million.

See Note 6 to our Financial Statements for additional discussion.

Operating Income. Operating income for the: (i) third quarter of 2024 was $31.8 million, or 10.8% of total revenue, compared to $32.7 million, or 11.4% of total revenue for the third quarter of 2023; and (ii) nine months ended September 30, 2024 was $89.0 million, or 10.1% of total revenue, compared to $99.1 million, or 11.4% of total revenue, for the nine months ended September 30, 2023.

•
The decrease in operating income for the third quarter of 2024 is mainly attributed to the increase in acquisition-related expenses in the third quarter of 2024, to include earn-out compensation and amortization of acquired intangible assets.
•
The decrease in operating income for the nine months ended September 30, 2024 is mainly attributed to: (i) the higher software license revenue recognized during the first quarter of 2023, as the cost associated with this revenue is not generally dependent upon the timing of deal closures; (ii) the increase in acquisition-related expenses to include earn-out compensation and amortization of acquired intangible assets; and (iii) higher restructuring and reorganization charges.

Interest Income. Interest income for the: (i) third quarter of 2024 was $1.9 million, a $0.7 million increase when compared to $1.2 million for the third quarter of 2023; and (ii) nine months ended September 30, 2024 was $6.6 million, a $4.1 million increase when compared to $2.5 million for the nine months ended September 30, 2023, with the increase primarily attributed to certain settlement assets being swept into overnight money market accounts on a daily basis.

Other, net. Other, net for the: (i) third quarter of 2024 was $2.2 million of other expense, a $3.0 million change when compared to $0.8 million of other income for the third quarter of 2023; and (ii) nine months ended September 30, 2024 was $1.5 million of other expense, a $1.5 million change when compared to $3.0 million of other expense for the nine months ended September 30, 2023, with the changes primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the: (i) third quarters of 2024 and 2023 were 20% and 30%, respectively; and (ii) nine months ended September 30, 2024 and 2023 were 26% and 29%, respectively. The third quarter of 2024 effective income tax rate benefited from the revaluation of certain deferred income taxes. Our estimated full year 2024 effective income tax rate is approximately 28%, consistent with our 2023 full year effective income tax rate.

Liquidity

Cash and Liquidity. As of September 30, 2024, our principal sources of liquidity included cash and cash equivalents of $118.4 million, compared to $110.4 million as of June 30, 2024, and $186.3 million as of December 31, 2023.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026, the 2021 Revolver. As of September 30, 2024, we had no borrowings outstanding on the 2021 Revolver balance, and have issued standby letters of credit for $1.5 million that count against the available 2021 Revolver balance, leaving $448.5 million available to us. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of September 30, 2024, and the date of this filing, we believe we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2024	December 31, 2023
Americas (principally the U.S.)	$82,183	$142,515
Europe, Middle East, and Africa	24,113	32,974
Asia Pacific	12,148	10,775
Total cash and cash equivalents	$118,444	$186,264

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of September 30, 2024 and December 31, 2023, we had $1.8 million and $2.9 million, respectively, of cash restricted as to use primarily to collateralize guarantees included in our other current and non-current asset balances. In addition, as of September 30, 2024 and December 31, 2023, we had $240.8 million and $274.7 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

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

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2024:
March 31 (1)	$51,655	$(81,006)	$(29,351)
June 30	35,625	7,480	43,105
September 30	44,354	(4,895)	39,459
Total	$131,634	$(78,421)	$53,213

2023:
March 31 (2)	$50,158	$(34,761)	$15,397
June 30	26,539	(14,153)	12,386
September 30	34,618	(10,036)	24,582
Total	$111,315	$(58,950)	$52,365
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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2024:
March 31	$281,051	$(5,692)	$275,359	67
June 30	270,934	(4,720)	266,214	66
September 30	284,740	(4,810)	279,930	64

2023:
March 31	$261,028	$(5,254)	$255,774	68
June 30	260,928	(4,618)	256,310	65
September 30	279,892	(4,731)	275,161	66

As of September 30, 2024 and 2023, approximately 95% and 93%, respectively, of our net billed trade accounts receivable balances were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $0.4 million to $82.6 million as of September 30, 2024, from $82.2 million as of December 31, 2023. These unbilled trade accounts receivable balances relate primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or are delayed. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Income Taxes Payable/Receivable

Net income taxes payable/receivable (current and non-current) as of September 30, 2024 was a net income taxes receivable balance of $10.4 million, compared to a net income taxes payable balance of $5.8 million as of December 31, 2023. This net $16.2 million change is primarily due to the timing of our estimated federal and state income tax payments.

Accrued Employee Compensation

Accrued employee compensation decreased $26.7 million to $57.7 million as of September 30, 2024, from $84.4 million as of December 31, 2023, due primarily to the payment of the 2023 employee incentive compensation during the first quarter of 2024 that was fully accrued at December 31, 2023 and the timing of accrued wages, partially offset by the accruals for the 2024 employee incentive compensation.

Cash Flows From Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, and in 2024, our business combination activities, which are discussed below.

Purchases of Software, Property, and Equipment

Our capital expenditures for the nine months ended September 30, 2024 and 2023 for software, property, and equipment were $16.5 million and $22.9 million, respectively, and consisted principally of investments in: (i) communication design and delivery center equipment and infrastructure; (ii) software and related equipment; (iii) computer hardware; and (iv) lease improvements.

Business Combinations, net of Cash and Settlement Assets Acquired

The cash paid for the acquisitions discussed in Note 5 to our Financial Statements, less cash and settlement assets acquired, resulted in net cash provided by business combinations for the nine months ended September 30, 2024 of $17.3 million.

Cash Flows From Financing Activities. Our financing activities typically consist of activities with our common stock, various debt-related transactions, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the nine months ended September 30, 2024 and 2023, our Board approved dividends totaling $26.4 million for both periods, and we made dividend payments of $26.6 million and $26.2 million, respectively, with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During the nine months ended September 30, 2024 and 2023, we repurchased approximately 716,000 and 1,991,000 shares of our common stock, respectively, under our Stock Repurchase Program for $33.7 million and $107.0 million, respectively.

Additionally, outside of our Stock Repurchase Program, during the nine months ended September 30, 2024 and 2023, we repurchased from our employees and then canceled approximately 172,000 and 171,000 shares of our common stock, respectively, for $9.1 million and $9.6 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through the nine months ended September 30, 2024 and 2023, we have paid $42.4 million and $116.4 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement and the accrued excise tax imposed as part of the 2022 Inflation Reduction Act.

See Note 9 to our Financial Statements for additional discussion of our repurchases of common stock.

Long-Term Debt

During the nine months ended September 30, 2024 and 2023, we made principal repayments on our 2021 Term Loan of $5.6 million during each period. Additionally, during the nine months ended September 30, 2024, we borrowed and subsequently repaid $15.0 million from our 2021 Revolver for general corporate purposes.

During the nine months ended September 30, 2023, we borrowed $45.0 million under our 2021 Revolver for general corporate purposes and subsequently repaid $30.0 million. In September 2023, we issued the 2023 Convertible Notes offering and received proceeds of $425.0 million. We used a portion of these proceeds to repay $275.0 million of our 2021 Revolver balance and pay the $34.3 million premiums for the Capped Call Transactions. Additionally, during the nine months ended September 30, 2023, we paid deferred financing costs of $13.5 million.

See Note 4 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the nine months ended September 30, 2024 and 2023, we had net settlement and merchant reserve activity of $(79.6) million and ($46.2) million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of September 30, 2024, we had cash and cash equivalents of $118.4 million, of which approximately 62% was in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2021 Credit Agreement, we have a $450.0 million revolving loan facility, the 2021 Revolver. As of September 30, 2024, we had no borrowings outstanding on the 2021 Revolver and issued standby letters of credit for $1.5 million that count against the available 2021 Revolver balance, currently leaving $448.5 million available to us. Our long-term debt obligations are discussed in more detail in Note 4 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases and Cash Dividends. We have made repurchases of our common stock in the past under our Stock Repurchase Program. In August of 2024, our Board authorized an additional $100.0 million of repurchases under our Stock Repurchase Program, with all outstanding authorized repurchases to be completed by December 31, 2025. As of September 30, 2024, we had $162.0 million authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the nine months ended September 30, 2024, we repurchased approximately 716,000 shares of our common stock for $33.7 million (weighted-average price of $47.07 per share).

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2024, we repurchased from our employees and then cancelled approximately 172,000 shares of our common stock for $9.1 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

During the nine months ended September 30, 2024, the Board declared dividends totaling $26.4 million. Going forward, we expect to pay cash dividends each year in March, June, September, and December, with the amount and timing subject to our Board’s approval.

We expect to return a total of $100.0 million to our shareholders through combined common stock repurchases and cash dividends in each of 2024 and 2025.

•
Acquisitions. As a result of our previous acquisition activity, during the nine months ended September 30, 2024 we made $2.5 million of deferred acquisition payments. We expect to pay $0.3 million in 2025 related to these past acquisitions. Additionally, there are provisions for up to approximately $13 million of potential future earn-out payments. The earn-out period was originally through September 30, 2025, but during the third quarter of 2024 was extended through December 31, 2026. As of September 30, 2024, we have accrued $0.1 million related to potential earn-out payments.

During the second quarter of 2024, we acquired two businesses, discussed in further detail in Note 5 to our Financial Statements. The acquisition date fair value of the consideration transferred totaled $32.6 million, subject to customary working capital adjustments. The iCG Pay purchase agreement includes provisions for up to $15.0 million of potential future earn-out payments tied to performance-based goals and a defined service period. The earn-out period is through June 3, 2027. As of September 30, 2024, we have accrued $3.5 million related to potential earn-out payments. These acquisitions were funded with available cash.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the 2018 acquisition of Forte Payment Systems, Inc., at a total cost of $9.9 million, of which $1.8 million was paid in 2023. We paid an additional $5.6 million during the nine months ended September 30, 2024. Of the remaining $2.5 million, $1.3 million will be paid in 2025 and $1.2 million will be paid in 2026.
•
Capital Expenditures. During the nine months ended September 30, 2024, we spent $16.5 million on capital expenditures.
•
Financing Agreements. We have financing agreements for certain of our internal use software. During the nine months ended September 30, 2024, we paid $2.2 million related to these financing agreements, with an additional $1.4 million to be paid in 2024, $4.6 million to be paid in 2025, $3.6 million to be paid in 2026, and $0.9 million to be paid in 2027.
•
Long-Term Debt. As of September 30, 2024, our long-term debt consisted of the following: (i) 2023 Convertible Notes in the principal aggregate amount of $425.0 million; and (ii) 2021 Credit Agreement term loan borrowings of $127.5 million.

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

2021 Credit Agreement. The mandatory repayments under our 2021 Credit Agreement for the next twelve months are $7.5 million and the cash interest expense (based upon then-current interest rates) for the 2021 Term Loan is $7.7 million. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2024, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the September 30, 2024 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of September 30, 2024 and December 31, 2023 were $118.4 million and $186.3 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments. Our cash equivalents are invested primarily in institutional money market funds held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of September 30, 2024 and December 31, 2023, we had $240.8 million and $274.7 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of September 30, 2024, the fair value of the 2023 Convertible Notes was estimated at $426.0 million, using quoted market prices.

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

During the nine months ended September 30, 2024, we generated approximately 90% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of September 30, 2024. A hypothetical adverse change of 10% in the September 30, 2024 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2023 10-K. There were no material changes to the risk factors disclosed in our 2023 10-K during the third quarter of 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the third quarter of 2024 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (3)
July 1 - July 31	77,932	$43.21	77,000	$73,135,900
August 1 - August 31 (3)	78,726	46.50	77,000	169,553,935
September 1 - September 30	159,695	47.31	158,947	162,034,521
Total	316,353	$46.10	312,947
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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the third quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.27Z*	First Amendment to Encompass Addendum to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2024

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lori J. Szwanek
Lori J. Szwanek
Chief Accounting Officer
(Principal Accounting Officer)