Form 10-K
period 2024-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2025-02-20
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number 0-27512

CSG SYSTEMS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0783182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
169 Inverness Dr W, Suite 300 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 200-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	CSGS	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2024, was $844,833,184.

The number of shares of registrant’s Common Stock outstanding as of February 18, 2025 was 28,839,469.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed on or prior to April 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CSG SYSTEMS INTERNATIONAL, INC.

2024 FORM 10-K

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

PART I

Item 1. Business

Who We Are

CSG Systems International, Inc. (the “Company”, “CSG”, or forms of the pronoun “we”) is a purpose-driven, SaaS platform company that enables global companies in a wide variety of industry verticals to simplify their complex customer engagement and how they monetize in the digital age. Our cloud-first architecture and customer-centric approach empower companies to deliver unforgettable experiences for their B2B (business-to-business), B2C (business-to-consumer), and B2B2X (business-to-business-to-consumer) customers, making it easier for people and businesses to buy, use, and pay for the services they value most. CSG manages billions of critical customer interactions annually, and we do it with a singular focus – an obsession on our customers’ success.

As a global technology leader, we aspire to envision, invent, and shape a better, more future-ready world. Specifically, our mission is focused on helping some of the world's most recognizable brands compete and win in the digital age by making it easier for their customers to do business.

Every company in every industry vertical with recurring customer relationships needs to make it easier for their consumer and enterprise customers to do business with them in their customers’ preferred channel of choice. They need to make it easier for customers to identify which product or service is right for them; easier to buy, procure, provision, and pay for their goods and services; easier to communicate with or get updates from them; and easier to modify the goods/services they buy. This is exactly where CSG’s SaaS platforms come in. Industry leaders in telecom, broadband cable, media, retail, healthcare, financial services, insurance, government, and other industries leverage the power of our integrated, domain specific technology to compete and win in the digital age.

Our 5,800-plus employees around the globe have made CSG a trusted technology leader and SaaS platform company to some of the biggest and most innovative brands around the world.

Our corporate headquarters is located at 169 Inverness Dr W, Suite 300, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000.

Our common stock is listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “CSGS”. We are a member of the S&P Small Cap 600 and Russell 2000 indices.

What We Do

Simply put, CSG helps companies solve their toughest business challenges. We help our customers deliver personalized, secure, and integrated customer experience solutions in order to grow their revenue and wow their customers with future-ready solutions that drive exceptional customer experiences.

Our Industry-Leading Solutions

Revenue Management and Digital Monetization: We provide robust, integrated real-time revenue management platforms leveraging public cloud, private cloud, or on-premise deployments to optimize and monetize transactions at every stage of the customer lifecycle. Our flexible, configurable business support systems help companies be more profitable because they sell, engage, and monetize better with CSG integrated, domain specific technology. These solutions span the commerce lifecycle, streamlining the entire revenue monetization process from concept to cash, helping companies address digital transformation in the ever-changing and dynamic business world in which they operate.

With the growth in digital services across many industries, the way our customers interact with their customers is rapidly changing. For Communication Service Providers ("CSPs"), it provides new revenue sources beyond connectivity, information, and communications services. For consumers, it enables personalized new digital capabilities in a simpler to consume and engage model. But, behind these ‘simple’ user experiences are complex B2B, B2C, and B2B2X platforms, rich collaboration ecosystems, and a web of partnerships which are underpinned by open application programming interfaces, or APIs, distributed architecture, and microservices technology. Our solutions are architected to bring speed, agility, and interoperability while maintaining the operational stability, security, reliability, and scalability needed to power these complex ecosystems. We enable companies to bring new services to market with hyper speed and scale with our revenue management platforms which are key to growing revenue and profits in a digital world.

Transformational Customer Experiences: We believe customer experience is the number one differentiator for businesses today. We help businesses "win" on this front by helping them be easier to do business with digitally in the moments that matter. We do this with our SaaS platforms that leverage AI technology and drive loyalty, growth, and cost efficiency across the customer lifecycle.

Some of the biggest communications, financial services, healthcare, and retail brands in the world rely on our solutions, expertise, and insights to enable better experiences and drive customer engagement and retention. Retaining and growing these consumer relationships is critical for industry leaders to continue to thrive and grow. We help our customers deliver differentiated experiences across digital channels creating engagements that are personalized, predictive, and proactive.

Our extensive customer analytics unlock critical insights from the trail of data footprints across websites, stores, billing systems, internal data warehouses, emails, texts, and other channels to power personalized consumer journeys and real-time customer engagement. Our data and orchestration approach utilizes AI to ignite exceptional experiences that fuel loyalty and growth by creating detailed profiles and propelling customized acquisition, engagement, and retention strategies. This translates into faster results, lower risk, and ultimately, better business outcomes for our customers with a lower total cost to serve.

Payments: We continue to see an increase in the velocity and the expectations from our merchants and partners that make digital payments table stakes for every facet of their customer's life – whether that be paying rent, property taxes, gym memberships, educational fees, or other goods and services.

We have been recognized as a leader in payments, providing a full end-to-end SaaS payments platform, allowing organizations to accept electronic check/ACH, debit and credit card payments, and offer the ability to receive funds quicker via same-day ACH. With one of the most robust and complete payments platforms in the market, we enable integrated software vendors ("ISV") to differentiate their solution stack by offering a fully customizable payments platform that seamlessly integrates into existing architectures to help their customers scale payments smarter and faster. Our all-in-one payments platform simplifies and enables businesses and governments to onboard merchants quickly, deliver ongoing innovation, and address the changing market demands in digital payments. Our platform handles tens of billions of dollars in payment volumes annually for approximately 131,000 active merchants and we do this all in a secure, PCI-compliant environment. With our advanced fraud identification and prevention, utilizing AI-driven behavioral analysis and detection, we are able to help entities optimize their revenue, minimize their losses, and most importantly, protect their reputation.

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

Our products are recognized by industry analysts as best-in-class in the areas of monetization, financial services, technology, telecom, field service management, OSS/BSS, journey orchestration, journey analytics, customer experience, and integrated payments. In 2024, analysts ranked CSG as a Leader in the Forrester Wave: Customer Journey Orchestration, a Champion in Clearing & Settlement and Testing, and a High-Flyer in Roaming Analytics in the 2024 Kaleido Intelligence Roaming Vendor Hub Report. For the fourth consecutive year, we received a BIG Innovations Award, as CSG Bill Explainer was named Best Product in Telecommunications 2024. We were awarded for top innovation in payments at the 2024 PayTech Awards USA and honored for our omnichannel experience and recurring payment innovation at the 2024 Juniper Future Digital Awards. We also earned the TSG Best of Breed API Award for Payments for the second year in a row, and TSG honored CSG as the payment gateway provider with the Lowest Minute Outage in North America at the TSG 2024 Real Transaction Metrics Awards.

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

Creating and leading with category-defining technology: Our broad portfolio of industry-leading integrated, domain specific technology provides our customers with a competitive advantage. These solutions enable customers to simplify the complexity in their traditional customer engagements while being able to quickly deliver new digital services and incorporating AI to create a more personalized and relevant experience to their consumers. We will continually add relevant capabilities to what we do as a company, both in terms of our people and our solutions.

Delivering an exceptional customer experience: We believe we deliver more business value by doing what we say and being easy to do business with. We do this by putting the customer at the heart of our decision-making and by continuing to raise the bar on our agility, delivery capabilities, efficiency, and reliability to power our customers’ success.

Becoming the SaaS technology provider of choice for CSPs: We have a strong presence in the world’s largest CSPs technology ecosystems with our award-winning revenue management and customer engagement platforms. As these companies wrestle with new competitors, changes in customer demands, and disruptive technologies, they need a partner that can provide them with a suite of solutions that can help them turn these challenges into opportunities, higher revenues, and greater operating profits. With our vast portfolio of solutions, we can help service providers launch and scale new digital services quickly, provide a great customer experience across any channel, and simplify and monetize B2B2X ecosystems and marketplaces, across industry verticals.

Expanding into big, higher growth industry verticals: Brands in many large, high-growth industry verticals rely on and need the technology products and platforms that CSG provides. We are focused on increasing the amount of revenue we generate from customers outside of the CSP industry. While we’ve made significant progress over the years, we have an ongoing opportunity to further expand our footprint in these verticals. CSG is helping some of the biggest brands in retail, healthcare, financial services, insurance, and government digitize and modernize their revenue management, customer experience, and payments capabilities.

Customers

We work with some of the world’s leading brands in a wide variety of industry verticals, including leading CSPs like Charter, Comcast, MTN, Airtel Africa, DISH, Mobily, Verizon, AT&T, American Movil, and Telstra. Outside of the CSP space, we work with hundreds of other customers like JP Morgan Chase, Walgreens, Formula 1, and NRC Health, and approximately 131,000 active merchants including some of the largest financial services companies, property management companies, and state and local governments.

Customers that represented 10% or more of our revenue for 2024 and 2023 were as follows (in millions, except percentages):

	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Charter	$240	20%	$241	21%
Comcast	225	19%	215	18%

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

Competition

The market for our offerings is competitive and evolving. We compete with both independent providers and in-house developers of revenue management, digital monetization, customer experience, and payments systems. Our current competitors include companies who deliver on-premise bespoke custom offerings (i.e., Amdocs Limited, NEC Netcracker), software solutions (i.e., Salesforce, Adobe, Pegasystems, Twilio), internally developed enterprise applications, network operators (i.e., Ericsson, Huawei), large outsourced transactional communications companies (i.e., Intrado, Genesys), systems integrators (i.e., Accenture, Tech Mahindra) and large payments processors (i.e., FIS, Chase Payment Solutions) and payments specialists (i.e., Stripe, Square) and niche players (i.e., Paymentus, Invoice Cloud).

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

Human Capital

We believe that our culture serves as a competitive differentiator in the marketplace and gives CSG a competitive edge. As a result, our success is dependent upon our ability to attract, develop, and retain this smart, talented, and inclusive team. We have introduced a framework that outlines our ethos for how we serve not only our customers and each other, but the greater communities in which we operate.

Our Purpose:

To envision, invent, and shape a better, more future-ready world.

Our Mission:

By channeling the power of all, we make ordinary customer and employee experiences extraordinary.

Our Guiding Principles:

Integrity: Be Authentic, Be Inclusive, Be Trusted Team Players

Inspiration: Be Bold, Be Inventive, Be Agile

Impact: Be Customer Obsessed, Be Game Changers, Be Drivers of Growth

At CSG, we believe in the power of all so much that it is a cornerstone of our mission statement. The power of all means that we draw on the experiences and innovations of the best, most diverse global talent to serve our customers. The power of all means we are mindful of living our guiding principles and creating an inclusive environment where team members around the world can reach their full potential by being valued for their authentic selves. And the power of all means that together, we strive to make a bigger difference in the communities in which we operate by envisioning, inventing, and shaping a better, more future-ready world.

Delivering on our greater purpose and mission at speed and scale while delighting our customers and being mindful of our team members’ growth, wellbeing, and happiness requires a people and culture philosophy that accelerates sustainable growth and innovation through three pillars:

•
Leading the Future of Work by fostering an industry leading employee experience focused on employee choice and flexibility, providing programs and events focusing on wellbeing and mental health of all team members, and inspiring collaborative and connected teams.
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
•
Developing our People into bold, agile, inventive team members and leaders; innovating talent development and succession planning; and expanding cross-company and cross-unit rotations and promotions is critical to the success of CSG and our employees. We continue to expand our personalized learning platform and internal talent marketplace, which allows employees to browse open roles, see their skills match for roles they might be interested in, and receive curated learning pathways designed to provide them the skills they need to take on more responsibility or move to an entirely different role or department.

We believe that our culture and our team members are a key reason our customers continue to rely on us to help them achieve their business goals and objectives and do business with us for years.

As of December 31, 2024, we employed over 5,800 people, of which approximately 46% were in our locations in Asia-Pacific and Australia, 36% were in our locations in North America, 10% were in our locations in Europe, the Middle East, and Africa, and 8% were in our locations in South and Central America.

As of December 31, 2024, our workforce was approximately 63% male and 37% female. The race/ethnicity of our U.S. workforce was 67% White, 12% Asian, 7% Hispanic or Latino, 6% Black or African American, 1% two or more races, <1% American Indian/Alaskan Native, <1% other, and 6% unknown or undeclared.

We believe our employee relations are good and we work hard to constantly improve in this area.

Sustainability and Social Responsibility

We aspire to envision, invent, and create a better, more inclusive, and future ready world by channeling the power of all. To accomplish that, we are focusing on these key areas:

Expanding Our Community Impact: We support Community Based Organizations (“CBOs”) that provide underrepresented communities with the opportunity to participate, thrive, and make a lasting impact across the globe. We continue to expand our partnerships with CBOs like WeMakeChange, WeHero, The Arbor Day Foundation, and Earthday.org. In addition, we've continued our commitment to CSG's Global Days of Action, where we give every team member an opportunity (two days of paid leave) to volunteer their time giving back to the community.

Enhancing Our Environmental Stewardship: With employees in over 20 countries and serving customers globally, this is a vital and important focus area. We seek to work with partners that are committed to reducing and recycling waste, investing in green energy, and responsible sourcing to create a more sustainable future. Reducing global emissions is critical, and we have a goal to be carbon neutral for Scope 1 and 2 greenhouse emissions by 2035. With the goal of reducing our environmental impact, we’ve established a baseline to drive improvement in our environmental performance as part of our ongoing business strategy and operating methods and we recently completed our Double Materiality Assessment.

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

We are also subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which we operate. Additionally, as a U.S. entity operating through subsidiaries in non-U.S. jurisdictions, we are subject to foreign exchange control, transfer pricing, and custom laws that regulate the flow of funds between CSG and its subsidiaries. We are also required to comply with transfer pricing, securities laws, and other statutes and regulations, such as the Foreign Corrupt Practices Act (“FCPA”), and other countries’ anti-corruption and anti-bribery laws.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge on our website at www.csgi.com. Information on our website is not incorporated by reference into this report and should not be considered part of this document. Additionally, these reports are available on the SEC’s website at www.sec.gov.

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

Over the past decade, the global communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of CSPs, with greater size and scale, and there are possibilities of further consolidation. A large percentage of our revenue is generated from a limited number of customers in the global communications industry, with our three largest customers being Charter, Comcast, and DISH Network L.L.C. Consistent with this market concentration, we generate approximately 40% of our revenue from our two largest customers, Charter and Comcast, which each accounted for over 10% or more of our total revenue. See the Significant Customer Relationships section of MD&A for a brief summary of our business relationship with these customers.

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

Most recently, the global marketplace is experiencing an ever-increasing exposure to both the number and severity of cyber-attacks. In particular, ransomware attacks are increasingly prevalent and can lead to significant reputational harm, loss of data, operational disruption, and significant monetary loss. Organized criminals, nation state threat actors, and motivated hacktivists have the possibility of impacting our Systems, Networks, data, and business operations, as well as our customers' systems, networks, data, and business operations. Neither we, nor our customers, may be able or willing to respond to any such attacks due to policy, laws, regulations, or other reasons. In addition, we continue to expand our use of third-party Systems and Networks with our solution offerings thereby permitting, for example, our customers’ customers to access our cloud solutions to review account balances, order services, or execute similar account management functions. Increased access to Networks and Systems has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the Systems’ reliability on the availability and performance of our cloud solutions and end users’ infrastructure they obtain through other third-party providers.

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

As a result, there is a risk that we may experience cancellations, delays, changes in scope, or unexpected costs associated with implementations. In addition, our inability to complete implementations in an efficient and effective manner could damage our reputation in the global marketplace, adversely impacting our financial results and/or reducing our opportunity to grow our organic business with both new and existing customers and merchants.

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

We Use Artificial Intelligence in Our Business and Solutions and May Have Challenges with Properly Managing its Use Resulting in Operational, Financial, and Other Adverse Consequences to Our Business.

We have been and expect to continue to use artificial intelligence (“AI”) in our solutions and other third-party products that support our business. This technology continues to evolve and presents a number of risks inherent in its use, including risks related to cybersecurity, data privacy, ethics, and intellectual property ownership. Additionally, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues and unintended biases. Further, our competitors or other third parties may incorporate AI into their business and solutions more rapidly or more successfully than us, which could hinder our ability to compete effectively. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational, or technological risks related to the use of AI. Implementing the use of AI successfully, ethically, and as intended, will require significant resources, including having the technical competency and expertise required to develop, test, and continuously monitor our solutions. In addition, we expect that there will continue to be new laws or regulations implemented concerning the use of AI. It is possible that certain governments may seek to regulate, limit, or block the use of AI in our solutions or otherwise impose other restrictions that may hinder the usability or effectiveness of our solutions. Any failure to successfully or ethically implement the use of AI into our operations or our products could result in an adverse material impact to our business or to a third party and could cause reputational harm to our business.

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

We rely on third-party providers for software, distributed computing infrastructure environments (or commonly referred to as “cloud” computing services), processing, and other suppliers to deliver our solutions to our customers. Our ability to deliver according to our contractual commitments and market demands depends significantly on being able to obtain the necessary licenses, components, computing capacity, and other vital services and supplies as needed and on competitive terms. Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries from our suppliers and partners. In addition, if a third party were to experience a material breach of their information technology systems which results in the unauthorized access, theft, use, destruction, or unauthorized disclosures of customers' or employees' data or confidential information of the Company stored in such systems, including through cyberattacks or other external or internal methods, it could result in a material loss of revenue from the potential adverse impact to our reputation, our ability to retain or attract new customers, potential disruption or loss of services from the vendor and disruption to our business. Such a breach could also result in contractual claims, and it could lead to our being named as a party in litigation brought by or on behalf of impacted individuals. Although we strive to avoid single-source supplier solutions, this is not always possible. Failure by any of our third-party vendors could interrupt our operations and the delivery of our solutions, and/or substantially increase our costs. Additionally, if these third-party vendors decide to significantly increase our costs, due to inflationary pressures or otherwise, it could have an adverse financial impact to our business as we may have limited third-party options and the ability to shift to a competing solution, or redesign our solutions would take considerable time, effort, and money.

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
o
The inability to utilize some or all losses generated in one or more foreign countries.

One or any combination of these or other risks could have an adverse impact on our operations and business.

Failure to Deal Effectively with Fraud, Fictitious Transactions, Bad Transactions, and Negative Experiences Could Increase Our Loss Rate and Harm Our Payments Business, and Could Severely Diminish Merchant and Consumer Confidence in and Use of Our Services.

In the event that merchants do not fulfill their obligations to consumers, or a consumer disputes a transaction for various reasons, we may incur losses as a result of chargebacks and/or claims from consumers. We would seek to recover such losses from the merchant; however, we may not be able to recover the amounts in full if the merchant is unwilling or unable to pay or the deposit does not cover the losses, but we are still required to meet obligations with our banks and card brands we serve. While we have established financial reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves for individual merchants may be insufficient. We may also incur losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transactions, and as a result of consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. In addition, if losses incurred by us related to payment card transactions become excessive, we could lose the ability to process credit card transactions, which would significantly impact our payments business. We have taken measures to detect and reduce the risk of fraud, including underwriting and risk management procedures and processes. These measures need to be continually updated to address emerging means of perpetrating fraud or to accommodate new solution offerings, but the increase in costs could adversely impact our business.

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

•
Competition: Our customers operate in a highly competitive environment. Our competitors include companies who deliver on-premise bespoke custom offerings (i.e., Amdocs Limited, NEC Netcracker), software solutions (i.e., Salesforce, Adobe, Pegasystems, Twilio), internally developed enterprise applications, network operators (i.e., Ericsson, Huawei), large outsourced transactional communications companies (i.e., Intrado, Genesys), systems integrators (i.e., Accenture, Tech Mahindra) and large payments processors (i.e., FIS, Chase Payments Solutions) and payments specialists (i.e., Stripe, Square) and niche players (i.e., Paymentus, Invoice Cloud). Should these competitors be successful in their strategies, it could threaten our customers’ market share, pricing power, and level of services delivered. These threats could negatively impact our customers’ revenue, putting pressure on our source of revenue, as generally speaking, these companies do not use our core solutions and there can be no assurance that new entrants will become our customers. In addition, demand for spectrum, network bandwidth and content continue to increase and any changes in the regulatory environment could have a significant impact to not only our customers’ businesses, but in our ability to help our customers be successful.

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

In response to these evolving restrictions and regulations (which include, without limitation, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the California Consumer Privacy Act (“CCPA”), the Gramm-Leach-Bliley Act (“GLBA”), and other U.S. federal and state privacy laws and regulations, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), the South Africa Protection of Personal Information Act (“POPIA”), the Brazilian General Data Protection Law (“LGPD”), the Colombian General Data Protection Law (“GDPL”) and other global privacy laws and regulations), we have implemented and maintain administrative, technical, and physical security measures and it is our standard practice to contractually require our service providers to whom we disclose data (including PII) to implement and maintain reasonable privacy, data protection, and information security measures, in each case to protect against loss, theft, misuse, or unauthorized access to or disclosure of such information, and otherwise comply with these laws and regulations. These measures include standard industry practices (e.g., payment card industry (“PCI”) requirements, ISO/IEC 27001), periodic security reviews of our systems by independent parties, secure development practices, network firewalls, policy directives, procedural controls, training of our personnel, intrusion detection systems, and antivirus applications. However, due to the inherent risks and complexities of defending against cybercrime and other information security incidents, these measures may fail to adequately protect this information. Any failure on our part to protect the security and privacy of PII and other confidential information, or otherwise comply with data privacy laws and regulations, may subject us to contractual liability and damages, loss of business, damages from individual claimants (including class action litigation), substantial fines/penalties, criminal prosecution, and unfavorable publicity.

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

We May Be Subject to Enforcement Actions or Financial Penalties with Payments Regulation in the U.S.

Many states in which we operate have laws that govern payments activities and have implemented various definitions and licensing requirements for entities deemed to be money transmitters. These licenses require us to maintain certain financial metrics, file periodic reports, and subject us to inspections by state regulatory agencies.

There are substantial costs and potential solution changes involved in maintaining such licenses, and we could be subject to fines or other enforcement action if we are found to have violated applicable federal, state, and local laws and regulations, including those related to licensing and supervision, anti-money laundering, the Bank Secrecy Act, financial privacy, and cybersecurity and data security. These factors could impose substantial additional costs and involve considerable delay to the development or provision of our solutions or services, or could require significant and costly operational changes or prevent us from providing our solutions or services in a given market. In addition, as we continue to provide new services, these limitations may adversely affect our ability to grow our business. Further, laws governing payments activities may evolve and changes in such laws could affect our ability to provide our solutions or services in the same form and on the same terms as we have historically, or at all.

We may also be subject to card association and network rules and requirements, and violations of such rules and requirements could result in fines or the inability to use third-party networks to conduct our business.

We Are Subject to Various Anti-Money Laundering and Counter-Terrorist Financing Laws and Regulations.

We are subject to various anti-money laundering (“AML”) and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in processing the proceeds associated with criminal activities. We maintain AML Compliance Policies and Procedures applicable to our payments processing business which policies are intended to comply with any applicable U.S. federal and foreign requirements. The laws or their application, our interpretation of the laws, and/or our services may change such that we could be subject to additional regulation and incur additional costs of compliance. We may not be able to meet additional regulatory requirements or the cost of adhering to such requirements could be substantial or could severely impact our ability to continue to maintain and/or grow our payments processing business or retain merchants or partners. The regulations of other countries and/or increased compliance costs associated with such regulations could prevent us from entering new markets for our services.

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

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payment can be made. As part of our business, we regularly deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. We require compliance from our personnel and third-party sales representatives with the requirements of the FCPA and other anti-corruption laws, including, but not limited to their reporting requirements. We have also developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on agents and partners while improving our recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that our employees, third-party sales representatives, or other partners have not or will not engage in conduct undetected by our processes and for which we might be held responsible under the FCPA or other anti-corruption laws.

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
•
Delays in timing of implementation or changes in scope of significant projects or arrangements;
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

Our Business May Be Disrupted and Our Results of Operations and Cash Flows May be Adversely Affected by a Global Pandemic.

The significance of the impact of a global pandemic on our operations depends on numerous evolving factors that we may not be able to accurately predict or effectively respond to, including, among others:

•
the effect on global economic activity and the resulting impact on our customers' businesses, their credit and liquidity, and their demand for our solutions and services, as well as their ability to pay;
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

We are Subject to a Series of Risks Associated with Our Environmental, Social, and Governance Initiatives and Sustainability Commitments.

As part of the growing interest in environmental, social, and governance (“ESG”) matters, we face increased scrutiny and changing expectations from a variety of stakeholders related to our ESG practices.  Additionally, we anticipate that we will become subject to changes in regulation and disclosure requirements related to ESG matters, including environmental and social topics.  Although we have engaged in certain ESG-related voluntary disclosures on goals and commitments, there can be no assurances that stakeholders will be satisfied with our efforts.  Additionally, our ability to achieve these goals and commitments is subject to numerous risks and uncertainties, many of which are outside of our control.  If we fail to meet any of our goals and commitments, or if there are unfavorable stakeholder perceptions of our ESG efforts, we may be subject to various adverse impacts to our business, reputational harm, or legal liability. There are also changing expectations for ESG-related disclosures that may be required by regulators.  Any changes in laws, regulations, or customer requirements could result in significant revisions to our current goals and commitments, reported progress, or ability to achieve such goals and commitments in the future.  Furthermore, the application of these laws and regulations to our business is often unclear and may at times conflict.  Compliance with the applicable regulatory requirements may be onerous, time-consuming, and expensive, especially when these requirements vary from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined.  Non-compliance with the applicable laws or regulations could result in fines, damages, business restrictions, and damage to our reputation.

Substantial Impairment of Goodwill and Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our Company over the last several years, as of December 31, 2024, we have approximately $201 million of long-lived assets other than goodwill (principally, property and equipment, operating lease right-of-use assets, software, acquired customer contracts, and customer contract costs) and approximately $316 million of goodwill. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and goodwill is tested for impairment at least annually, and more frequently if there are signs of impairment. We utilize our market capitalization, third party valuation and/or cash flow models as the primary basis to estimate the fair value amounts used in our impairment valuations. If an impairment was to be recorded in the future, it could materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our current or future cash flows.

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

Although we take reasonable and effective measures to ensure the protection of any data that is stored, processed, or transmitted through our systems, we know that attackers have the means, motives, and opportunities to attack. As of the date of this filing we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. In addition, we maintain controls and procedures that are designed to ensure prompt escalation of critical cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner. Please refer to “Item 1A. Risk Factors” for further information about the material risks associated with various cybersecurity threats.

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

We leverage the ISO 27001 framework for cybersecurity risk management. Our cybersecurity risk management strategy is frequently reviewed and adapted to address and meet current and emerging threats. In addition, we have taken steps to address cybersecurity threats presented by third-party service providers, to include third-party systems that could adversely impact our business in the event of a significant cybersecurity incident affecting those third-party systems. We have formal requirements that these third parties maintain certain security controls, we assess their compliance with these requirements on an ongoing basis, and we require timely notification of potential or confirmed security breaches. We also use third-party services that help us to monitor the security risks associated with our third-party service providers. Risk treatment plans are strategically prioritized and executed, and residual risks are reported through our enterprise risk program and elevated to executive management and the Board.

We foster a proactive cybersecurity culture across our organization through employee education, awareness, and engagement. This approach includes monthly e-mail phishing simulations, quarterly computer-based security awareness training on topics relevant to protecting our organization, role-based secure design and coding training, role-based security practitioner training, cybersecurity tabletop exercises, and adversary emulation exercises.

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

Cybersecurity Risk Management and Oversight

The Board is responsible for overseeing the Company’s cybersecurity program and ensuring that it is aligned with our strategic goals and risk appetite. The Board has diverse expertise on topics including accounting and financial management, corporate governance, global business, technology and innovation, human capital management, ESG, and cybersecurity. The Board also reviews the strategic direction of the Company’s cybersecurity program and ensures that adequate resources and budget are allocated to address cybersecurity threats.

The Board exercises its cyber risk oversight primarily through updates provided by executive management, our CIO, and our CISO. Our CIO and CISO have expertise in the areas of information security and cybersecurity, through decades of management, prominent cybersecurity training, and real-world experience. Intimate knowledge of best practices, incident response, technologies, and IT and business processes enable the management team to be effective in their approach.

The Board also has a standing committee (the “Cybersecurity Committee”), comprised of certain members of the Board, that advises it on cybersecurity matters and provides strategic guidance and direction for our cybersecurity program. The Cybersecurity Committee convenes as necessary to address critical or emerging cybersecurity concerns and to ensure alignment on approach. Our CIO and CISO collaborate with the Cybersecurity Committee and report to the entire Board on a quarterly basis, or more frequently as needed. Additionally, the Cybersecurity Committee reviews the outcomes of our regular tabletop exercises with our CIO and CISO and ensures that lessons learned have been incorporated into the overall strategy.

Item 2. Properties

Our corporate headquarters is located in Denver, Colorado where we occupy office space under a lease that expires in 2033. We also lease office space for our operations in various locations throughout the U.S. as well as a number of countries in Europe, North America, Asia, South America, and Africa. These leases run through 2026.

Beginning in 2022, in connection with our flexible work approach, we made the decision to reduce our real estate footprint and exit office space in certain locations. See Note 8 to our Financial Statements for information regarding these office space closures and consolidations.

Additionally, we lease approximately 330,000 square feet for our three design and delivery centers located in: (i) Omaha, Nebraska; (ii) Crawfordville, Florida; and (iii) Fort Worth, Texas. The leases for these facilities expire in the years 2026 through 2029, all of which include the option to extend the leases for up to an additional ten years.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

As of the date of this filing, our executive officers are Brian A. Shepherd (President and Chief Executive Officer), Hai Tran (Executive Vice President and Chief Financial Officer), Elizabeth A. Bauer (Executive Vice President and Chief Experience Officer), Rasmani Bhattacharya (Executive Vice President and Chief Legal Officer), Chad C. Dunavant (Executive Vice President and Chief Product and Strategy Officer), Michael J. Woods (Executive Vice President and President of North America Communications, Media, and Technology), and Lori J. Szwanek (Senior Vice President and Chief Accounting Officer).

Brian A. Shepherd

President and Chief Executive Officer

Mr. Shepherd, 57, is the President and Chief Executive Officer at CSG and a member of the Board, having been appointed in January 2021. Prior to his role as Chief Executive Officer, Mr. Shepherd served as Executive Vice President and Group President (2017-2021), where he focused on accelerating the growth and strategic development of the Company, and Executive Vice President and President of Global Broadband, Cable and Satellite at CSG (2016-2017). Mr. Shepherd received an MBA from Harvard Business School and graduated from Wabash College with a BA in Economics.

Hai Tran

Executive Vice President and Chief Financial Officer

Mr. Tran, 55, is Chief Financial Officer of CSG, where he oversees finance, accounting, treasury, investor relations and also serves as President of Global Telecommunications. Mr. Tran joined CSG in November 2021 and brings over 30 years of finance and operational experience, having most recently served as President and Chief Operating Officer (2020-2021) and Chief Operations Officer and Chief Financial Officer (2015-2020) at SOC Telemed, the largest U.S. provider of acute care telemedicine solutions. Prior to that, he served as Chief Financial Officer for many health-care companies, including BioScrip, Inc., Harris Healthcare Solutions, and Catalyst Health Solutions. Mr. Tran holds a BS in Electrical Engineering from the University of Virginia and an MBA from the University of Richmond.

Elizabeth A. Bauer

Executive Vice President and Chief Experience Officer

Ms. Bauer, 62, is Chief Experience Officer at CSG, leading the human capital management, marketing, corporate communications, customer centricity, and sales enablement teams. Having previously served as Chief Marketing and Customer Officer (2021-2022) and Senior Vice President, Chief Investor Relations and Communications Officer (2016-2021), Ms. Bauer has greatly impacted the Company’s growth strategy and the development of CSG’s customer-first, values-based culture. She brings over 30 years of combined business management, investor relations, and integrated marketing and communications experience, including managing a Midwest-based advertising agency. Ms. Bauer holds a BSBA in Business and Journalism from Creighton University.

Rasmani Bhattacharya
Executive Vice President and Chief Legal Officer

Ms. Bhattacharya, 56, is Chief Legal Officer at CSG, where she leads the Company’s legal, compliance, and procurement teams. Ms. Bhattacharya joined CSG in January 2022, having previously served as Executive Vice President, General Counsel and Corporate Secretary at Gates Corporation from 2015-2017, where she led a global team responsible for legal, mergers and acquisitions, intellectual property, regulatory, compliance, insurance, and environmental matters. She has extensive experience in structuring and negotiating complex, multi-jurisdictional transactions supporting business transformations, including joint ventures, corporate restructurings, and strategic partnerships. Ms. Bhattacharya started her career as a corporate lawyer in the Houston office of the law firm of Vinson & Elkins, LLP. She holds a BA in Economics and Foreign Affairs from the University of Virginia and JD from the University of Virginia School of Law.

Chad C. Dunavant

Executive Vice President and Chief Product and Strategy Officer

Mr. Dunavant, 48, serves as Chief Strategy and Product Officer at CSG, responsible for developing, communicating, executing, and sustaining corporate strategic initiatives. Mr. Dunavant has been with CSG for over 20 years, previously as Senior Vice President and Global Head of Product Management (2017-2020) where he developed the strategic direction for CSG’s products and services. He possesses deep industry knowledge and experience developing enterprise SaaS software for multiple industry verticals and is an author and speaker on best practices for driving profits in the digital era. Mr. Dunavant holds a BBS in Finance and Management Information Systems from Gonzaga University and received an MBA in International Business from the University of Denver.

Michael J. Woods

Executive Vice President and President of North America Communications, Media, and Technology

Mr. Woods, 40, is President of North America Communications, Media and Technology at CSG, where he is responsible for driving revenue, business development, product management, and account management for CSG’s largest customers in North America. Since joining CSG in March 2018, Mr. Woods has served as Senior Vice President, Broadband, Cable, and Satellite (2023-2024), Senior Vice President and General Manager, Communications, Design and Delivery (2022- 2023), Vice President, Output Solutions (2021-2022) and Executive Director, Customer Business Executive (2018-2020). Previously, he held leadership roles at Business Ink, prior to its acquisition by CSG, in addition to, finance and commercial roles at Shell plc. Mr. Woods holds a BS in Business Administration and a BA in History from the University of Colorado at Boulder as well as an MBA from Rice University, where he was a Jones Scholar.

Lori J. Szwanek

Senior Vice President and Chief Accounting Officer

Ms. Szwanek, 58, serves as Chief Accounting Officer at CSG, having re-joined CSG in September 2023. Previously, Ms. Szwanek was the Chief Accounting Officer at Orion Advisor Solutions, LLC (2021-2023). Prior to that, Ms. Szwanek held multiple roles at CSG, beginning in 1996, most recently as Vice President and Global Controller (2014-2021). Ms. Szwanek possesses a wealth of expertise in technical accounting matters and is a demonstrated strategic leader within the technology industry. Ms. Szwanek obtained a Bachelor of Business Administration from Midland University in Nebraska and is a Certified Public Accountant (inactive) and is a member of the AICPA and Nebraska Society of CPAs.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol ‘‘CSGS’’. On January 31, 2025, the number of holders of record of common stock was 124.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2019, in our common stock and in each of the two indexes, and all dividends, if any, were reinvested.

	As of December 31,
	2019	2020	2021	2022	2023	2024
CSG Systems International, Inc.	$100.00	$89.00	$116.15	$117.44	$111.64	$110.00
Russell 2000 Index	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
Data Preparation and Processing Services	$100.00	$142.13	$111.46	$57.13	$39.65	$43.33

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2024 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 - October 31	181,841	$48.18	179,182	$153,400,374
November 1 - November 30	142,915	53.58	140,521	$145,863,553
December 1 - December 31	149,320	53.18	148,792	$137,950,850
Total	474,076	$51.38	468,495
(1)
The total number of shares purchased that are not part of the Stock Repurchase Program represents shares purchased and cancelled in connection with stock incentive plans.
(2)
In August 2023, our Board authorized the repurchase of $100.0 million of common stock under our Stock Repurchase Program. In August 2024, our Board authorized an additional $100.0 million of repurchases under our Stock Repurchase Program, with all outstanding authorized repurchases to be completed by December 31, 2025. See Note 12 to our Financial Statements for additional information regarding our share repurchases and our Stock Repurchase Program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

Results of Operations. A summary of our results of operations for 2024 and 2023, and other key performance metrics, are as follows (in thousands, except percentages and per share amounts):

	2024	2023
Revenue	$1,197,248	$1,169,258
Transaction fees (1)	97,857	87,430
Operating results:
Operating income	131,333	123,877
Operating margin percentage	11.0%	10.6%
Diluted EPS	$3.03	$2.20
Supplemental data:
Restructuring and reorganization charges (2)	$13,323	$16,336
Executive transition costs	352	1,754
Acquisition-related costs:
Amortization of acquired intangible assets	14,014	12,185
Earn-out compensation	5,644	(14)
Transaction-related costs	381	2,109
Stock-based compensation (2)	34,385	29,480
(1)
Transaction fees are primarily comprised of fees paid to third-party payment processors and financial institutions and interchange fees under our payment services. contracts. Transaction fees are included in revenue in our Income Statement (and not netted against revenue) because we maintain control and act as the principal over the integrated service provided under our payment services customer contracts.
(2)
Restructuring and reorganization charges includes stock-based compensation which is not included in the stock-based compensation line in the table above, and depreciation, which has not been recorded to the depreciation line on our Income Statement.

Revenue. Revenue for 2024 was $1,197.2 million, a 2.4% increase when compared to $1,169.3 million for 2023. The increase in revenue is primarily attributed to continued growth of our SaaS and related solutions revenue to include the revenue generated from the businesses acquired in the second quarter of 2024, which more than offset lower software and services revenue for the year.

Operating Results. Operating income for 2024 was $131.3 million, or an 11.0% operating income margin percentage, compared to $123.9 million, or a 10.6% operating income margin percentage for 2023. The increase in operating income in 2024 can be mainly attributed to the higher revenue, discussed above.

Diluted Earnings Per Share (“EPS”). Diluted EPS for 2024 was $3.03 compared to $2.20 for 2023, with the increase mainly attributed to the higher operating income, discussed above, and 2024 benefited from a lower effective income tax rate and lower share count.

Balance Sheet and Cash Flows. As of December 31, 2024, we had cash and cash equivalents of $161.8 million, compared to $186.3 million as of December 31, 2023. Cash flows from operating activities for 2024 were $135.7 million, compared to $131.9 million for 2023. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

A large percentage of our historical revenue has been generated from a limited number of customers in the global communications industry, with our three largest customers being, Charter Communications Inc. (“Charter”), Comcast Corporation (“Comcast”), and DISH Network L.L.C. We have significant customer concentration, with Charter and Comcast each exceeding 10% of our revenue.

Charter. For 2024 and 2023, revenue from Charter was $240 million and $241 million, respectively, representing approximately 20% and 21% of our total revenue. Our agreement with Charter runs through March 31, 2028, and will automatically be extended for an additional one-year term, subject to Charter achieving certain conditional processing minimums on July 1, 2027, unless Charter provides us with written notice of non-renewal.

A copy of the Charter Agreement and related amendments, with confidential information redacted, is included in the exhibits to this Form 10-K.

Comcast. For 2024 and 2023, revenue from Comcast was $225 million and $215 million, respectively, representing approximately 19% and 18% of our total revenue. In October 2024, we entered an amendment to our current agreement with Comcast (the "Amended Agreement"). The key terms of the Amended Agreement are as follows:

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

A copy of the Amended Agreement, with confidential information redacted, is filed as Exhibit 10.27AA to this Form 10-K.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the following captions in our Income Statements as follows (in thousands):

	2024	2023
Cost of revenue	$5,078	$4,454
Research and development	3,796	3,289
Selling, general and administrative	25,512	21,737
Restructuring and reorganization charges	(822)	(490)
Total stock-based compensation expense	$33,564	$28,990

See Notes 2 and 13 to our Financial Statements for additional discussion of our stock-based compensation expense.

Critical Accounting Policies and Estimates

The preparation of our Financial Statements in conformity with accounting principles generally accepted in the U.S. requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. On an ongoing basis, we evaluate our estimates and assumptions. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Financial Statements.

We believe that of our significant accounting policies, which are described in the notes to our Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity.

Revenue Recognition. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products and services. We derive our revenue from SaaS-based revenue management platform arrangements, managed services arrangements, SaaS payments platform arrangements, software license and service arrangements, professional services arrangements, and bundled service arrangements. These arrangements are often complex long-term contracts that include multiple performance obligations. Key factors considered in accounting for these arrangements include the following criteria: (i) identification of performance obligations within the contract; (ii) determination of the transaction price as our contracts may include both fixed and variable consideration; (iii) determination of stand-alone selling price for each performance obligation and the allocation of value between the performance obligations; and (iv) calculation of revenue recognized in each period which may include estimates to measure progress for delivery.

We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license and maintenance fees, and cost-plus margins for services. The pricing calculations can be complex and require estimates based on expected volumes and/or costs to complete a project. Additionally, for certain of our software license and professional service performance obligations that are satisfied over time, we use an hours-based method to measure progress for delivery based on the total expected hours to complete a project. These estimates are inherently complex and require significant judgment by us. Changes in estimates as a result of additional information as work progresses on a project are inherent characteristics of this method of revenue recognition as we are exposed to business risks in completing these types of performance obligations. The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity.

Our contracts are subject to modification by amendments, change requests, and/or statements of work. Such modifications may occur frequently. The accounting for contract modifications is complex and requires significant judgments to be made by us as to whether the contract modification is treated as either a separate contract or part of the existing contract.

The evaluation of the factors above and ultimate revenue recognition decision requires us to make significant judgments and estimates. Our judgments and estimates could have a significant effect on revenue recognized in any period by changing the amount and/or the timing of the revenue recognized.

Income Taxes. We are a U.S.-based multinational company operating in multiple U.S. and foreign jurisdictions. We are required to estimate our income tax liability in each jurisdiction in which we operate, including U.S. Federal, state, and foreign income taxes.

Various judgments are required in evaluating our income tax positions and determining our provisions for income taxes. We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is not more likely than not that a deferred income tax asset will be realized, a valuation allowance is established. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all the available evidence, both positive and negative, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for (benefit from) income taxes in the period in which such determination is made.

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

Loss Contingencies. In the ordinary course of business, we are subject to potential claims related to various items including but not limited to the following: (i) legal and regulatory matters; (ii) vendor contracts; (iii) solution and service delivery matters; (iv) labor matters; and (v) certain tax matters. Accounting and disclosure requirements for loss contingencies require us to assess the likelihood of any adverse judgments in a range of potential outcomes for these matters. A determination of the amount of reserves for such contingencies, if any, is based on an analysis of the issues, often with the assistance of legal counsel. The evaluation of such issues, and our ultimate accounting and disclosure decisions, are by their nature, subject to various estimates and highly subjective judgments. Should any of the factors considered in determining the adequacy of any required reserves change significantly, an adjustment to the reserves may be necessary. Due to the potential significance of these issues, such an adjustment could be material.

Detailed Discussion of Results of Operations

The following discussion includes a comparison of our results of operations and liquidity for 2024 compared to 2023. For a discussion of the 2023 compared to 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.

Revenue. Revenue for 2024 was $1,197.2 million, a 2.4% increase when compared to $1,169.3 million for 2023.

Revenue by type for 2024 and 2023 was as follows (in thousands):

	2024	2023
Revenue:
SaaS and related solutions	$1,069,325	$1,024,572
Software and services	80,935	98,078
Maintenance	46,988	46,608
Total revenue	$1,197,248	$1,169,258

The increase in revenue is primarily attributed to the continued growth of our SaaS and related solutions revenue, due primarily to higher payments volumes and increased usage of our digital solutions, which includes approximately $15 million of revenue generated from the businesses acquired during the second quarter of 2024 (see Note 7 to our Financial Statements). This increase was offset to a certain degree by lower software and services revenue in 2024, due primarily to the closure of approximately $10 million of license upgrades in the first quarter of 2023.

We use the location of the customer as the basis of attributing revenue to individual countries and corresponding geographic region. Revenue by geographic region for 2024 and 2023 was as follows (in thousands):

	2024	2023
Americas (principally the U.S.)	$1,038,235	$999,725
Europe, Middle East, and Africa	104,789	117,759
Asia Pacific	54,224	51,774
Total revenue	$1,197,248	$1,169,258

Total Operating Expenses. Our operating expenses for 2024 increased 2.0% to $1,065.9 million, from $1,045.4 million for 2023. The increase in total operating expenses is reflective of the higher SaaS and related solutions revenue between periods and the additional costs from the acquired businesses, to include acquired intangible asset amortization and earn-out compensation. The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). Our cost of revenue consist principally of the following: (i) computing capacity and network communications costs; (ii) statement production costs (e.g., labor, paper, envelopes, equipment, equipment maintenance, etc.); (iii) transaction fees, which are primarily comprised of fees paid to third-party payment processors and financial institutions and interchange fees; (iv) customer support organizations (e.g., customer support call center, account management, etc.); (v) professional services organization; (vi) various product delivery and support organizations (e.g., managed services delivery, product management, product maintenance, etc.); (vii) third-party software costs and/or royalties related to certain software products; (viii) facilities and infrastructure costs related to the statement production and support organizations; and (ix) amortization of acquired intangibles. The costs related to new solution development (including significant enhancements to existing products and services) are included in R&D expense.

The cost of revenue for 2024 was $614.5 million, a slight decrease when compared to $615.0 million for 2023. The slight decrease in cost of revenue is mainly attributed to lower employee-related costs, due to the reallocation of resources to development projects and deferred SaaS implementation projects. This decrease is partially offset by the increased costs reflective of the increase in SaaS and related solutions revenue between periods, to include the acquired businesses. Total cost of revenue as a percentage of revenue for 2024 and 2023 was 51.3% and 52.6%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for 2024 was $158.2 million, a 10.5% increase when compared to $143.2 million for 2023, with the increase mainly attributed to employee-related costs. During 2024 our R&D investment increased from prior periods as a result of the continued development of our SaaS platforms as we gain further traction in new industry verticals along with the integration of the recently acquired businesses into our solutions. These investments are focused on the continued evolution of our solutions that enable us to launch, monetize, and scale new digital services quickly and across any channel, while delivering an exceptional customer experience. As a percentage of total revenue, R&D expense for 2024 and 2023 was 13.2% and 12.2%, respectively.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for 2024 was $258.3 million, a 4.3% increase from $247.6 million for 2023. The increase in SG&A expense between 2024 and 2023 is primarily due to increased employee-related costs, to include stock-based compensation and acquisition-related earn-out compensation. As a percentage of total revenue, SG&A expense for 2024 and 2023 was 21.6% and 21.2%, respectively.

Restructuring and Reorganization Charges. In 2024 and 2023, we implemented cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $13.3 million and $16.3 million, respectively. The restructuring and reorganization charges for 2024 relate mainly to initiatives to better align and allocate resources to areas of the business where we have identified growth opportunities, which have resulted in restructuring charges related to involuntary terminations of $10.1 million.

See Note 8 to our Financial Statements for additional information regarding these initiatives.

Operating Income. Operating income and operating income margin for 2024 was $131.3 million, or 11.0% of total revenue, compared to $123.9 million, or 10.6% of total revenue for 2023. The increase in operating income in 2024 can be mainly attributed to higher revenue, discussed above.

Interest Income. Interest income for 2024 was $8.7 million, a $4.4 million increase when compared to $4.3 million for 2023, with the increase primarily attributed to certain settlement assets being swept into overnight money market accounts on a daily basis.

Other, net. Other, net for 2024 was $2.7 million of other income, a $7.4 million change when compared to $4.7 million of other expense for 2023, with the change primarily the result of foreign currency transaction gains due to the strengthening of the U.S. dollar.

Income Tax Provision. Our effective income tax rates for 2024 and 2023 were approximately 23% and 28%, respectively. The 2024 effective income tax rate benefited from: (i) the release of valuation allowances related to certain U.S. and foreign deferred tax assets; and (ii) the utilization of foreign tax credits.

Liquidity

Cash and Liquidity. As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $161.8 million, compared to $186.3 million as of December 31, 2023.

As part of our 2021 Credit Agreement, we have a $450.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in September 2026, the 2021 Revolver. As of December 31, 2024, we had no borrowings outstanding on the 2021 Revolver and have issued standby letters of credit for $0.3 million that count against the available 2021 Revolver balance, leaving $449.7 million available to us. The 2021 Credit Agreement contains customary affirmative, negative, and financial covenants. As of December 31, 2024, and the date of this filing, we believe we are in compliance with the provisions of the 2021 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2024	December 31, 2023
Americas (principally the U.S.)	$102,417	$142,515
Europe, Middle East, and Africa	43,609	32,974
Asia Pacific	15,763	10,775
Total cash and cash equivalents	$161,789	$186,264

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of December 31, 2024, we had $1.7 million of cash restricted as to use primarily to collateralize guarantees included in our non-current asset balance. In addition, we had $343.2 million of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

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

The primary use of our cash is to fund our operating activities. Over half of our total operating costs relate to labor costs (both employees and contracted labor) for the following: (i) compensation; (ii) related fringe benefits; (iii) incentive compensation; and (iv) reimbursements for travel and entertainment expenses. Other operating expenses consist of: (i) computing capacity and related services and communication lines for our outsourced cloud-based business; (ii) transaction fees paid in conjunction with the delivery of services under our payment services contracts; (iii) hardware and software maintenance and other SaaS-based services; (iv) paper, envelopes, and related supplies for our customer communications; and (v) rent and related facility costs. These items are purchased under a variety of both short-term and long-term contractual commitments. A discussion of our material contractual obligations is provided below.

Our 2024 and 2023 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2024:
March 31 (1)	$51,655	$(81,006)	$(29,351)
June 30	35,625	7,480	43,105
September 30	44,354	(4,895)	39,459
December 31 (2)	44,805	37,699	82,504
Total	$176,439	$(40,722)	$135,717

2023:
March 31 (3)	$50,158	$(34,761)	$15,397
June 30	26,539	(14,153)	12,386
September 30	34,618	(10,036)	24,582
December 31 (4)	29,550	49,981	79,531
Total	$140,865	$(8,969)	$131,896
(1)
Cash flows from operating activities for the first quarter of 2024 were negatively impacted by unfavorable working capital changes, to include the impact of the payment of the 2023 year-end accrued employee incentive compensation and timing of trade accounts receivable.
(2)
Cash flows from operating activities for the fourth quarter of 2024 were positively impacted by favorable changes in working capital, which can mainly be attributed to the timing of our estimated federal and state income tax payments, and decreases in our accounts receivable balance.
(3)
Cash flows from operating activities for the first quarter 2023 reflect the impact of the payment of the 2022 year-end accrued employee incentive compensation.
(4)
Cash flows from operating activities for the fourth quarter of 2023 were positively impacted by favorable changes in working capital, which can mainly be attributed to decreases in our accounts receivable balance and increases in our accrued employee compensation.

Variations in our net cash provided by (used in) operating activities are generally related to the changes in our operating assets and liabilities (related mostly to fluctuations in timing of customer payments and changes in accrued expenses), and generally over longer periods of time, do not significantly impact our cash flows from operations.

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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2024:
March 31	$281,051	$(5,692)	$275,359	67
June 30	270,934	(4,720)	266,214	66
September 30	284,740	(4,810)	279,930	64
December 31	269,944	(3,041)	266,903	64

2023:
March 31	$261,028	$(5,254)	$255,774	68
June 30	260,928	(4,618)	256,310	65
September 30	279,892	(4,731)	275,161	66
December 31	273,112	(5,432)	267,680	68

As of December 31, 2024 and 2023, approximately 96% and 92%, respectively, of our net billed trade accounts receivable balances were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable decreased $2.0 million to $80.2 million as of December 31, 2024, from $82.2 million as of December 31, 2023. These unbilled trade accounts receivable balances relate primarily to large implementation projects where various milestone and contractual billing dates have not yet been reached or are delayed. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation decreased $16.5 million to $67.9 million as of December 31, 2024, from $84.4 million as of December 31, 2023, due primarily to higher incentive-compensation accruals in 2023.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, and in 2024, our business combination activities, which are discussed below.

Purchases of Software, Property, and Equipment

Our annual capital expenditures for software, property, and equipment for 2024 and 2023 were $22.4 million and $28.0 million, respectively. Our capital expenditures for these periods consisted principally of investments in: (i) communication design and delivery center equipment and infrastructure; (ii) software and related equipment; (iii) computer hardware; and (iv) leasehold improvements.

Business Combinations, net of Cash and Settlement Assets Acquired

The cash paid for the acquisitions discussed in Note 7 to our Financial Statements, less cash and settlement assets acquired, resulted in net cash provided by business combinations for 2024 of $17.3 million.

Cash Flows from Financing Activities. Our financing activities typically consist of activities with our common stock, various debt-related transactions, and settlement and merchant reserve activity, which are discussed below. Additionally, during 2024 and 2023, we made deferred acquisition payments related to our previous acquisitions of $2.5 million and $3.2 million, respectively.

Issuance of Common Stock

Proceeds from the issuance of common stock for 2024 and 2023 were $3.1 million and $3.3 million, respectively, and relate primarily to our employee stock purchase plan.

Cash Dividends Paid on Common Stock

During 2024 and 2023, the Board approved dividend payments totaling $34.8 million and $34.3 million, respectively. During 2024 and 2023, we paid dividends of $26.6 million and $33.9 million, respectively, with the differences between the amount approved and paid attributed to the fourth quarter 2024 dividend being paid in January 2025 and dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During 2024 and 2023 we repurchased approximately 1,185,000 shares and 2,188,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $57.8 million and $117.1 million, respectively.

Additionally, outside of our Stock Repurchase Program, during 2024 and 2023, we repurchased from our employees and then canceled approximately 177,000 shares and 182,000 shares of our common stock for $9.4 million and $10.2 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

During 2024 and 2023, we paid $67.7 million and $127.1 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement and the excise tax on share repurchases.

See Note 12 to our Financial Statements for additional discussion of our repurchases of common stock.

Long-Term Debt

During 2024 and 2023, we made principal repayments on our 2021 Term Loan of $7.5 million during each period. Additionally, during 2024, we borrowed and subsequently repaid $15.0 million from our 2021 Revolver for general corporate purposes.

During 2023, we also borrowed $45.0 million under our 2021 Revolver for general corporate purposes and subsequently repaid this amount during the year. In September 2023, we issued the 2023 Convertible Notes offering and received proceeds of $425.0 million. We used a portion of these proceeds to repay $275.0 million of our 2021 Revolver balance and pay the $34.3 million premiums for the capped call transactions. Additionally, during 2023, we paid deferred financing costs of $14.5 million.

See Note 5 to our Financial Statements for additional discussion of our long-term debt and capped call transactions.

Settlement and Merchant Reserve Activity

During 2024 and 2023, we had net settlement and merchant reserve activity of $23.9 million and $36.0 million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

Our 2023 Convertible Notes are convertible at the option of the noteholders before June 15, 2028 upon the occurrence of certain events. On or after June 15, 2028 and until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert all or any portion of their notes at any time regardless of these conditions. Upon settlement, our cash obligation will not exceed the principal amount, and interest paid through maturity is at a rate of 3.875%. Our estimated remaining interest for our 2023 Convertible Notes through their maturity date of September 15, 2028 is approximately $65 million.

Our 2021 Credit Agreement includes mandatory quarterly amortization payments on the term loan, interest payments throughout the life of the term loan, interest payments on the used balance of the revolver, and a commitment fee on the unused balance of the revolver. As of December 31, 2024, the outstanding balance on our 2021 Term Loan was $125.6 million and we had no borrowings outstanding on our 2021 Revolver. Our estimated interest for our 2021 Credit Agreement over the remaining life of the loan includes: (i) approximately $12 million for our 2021 Term Debt; and (ii) approximately $1 million for the commitment fee. These amounts are based on the current leverage ratio and SOFR rates and assumes that no amounts are borrowed on the 2021 Revolver.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Our operating leases are discussed in Note 6 to our Financial Statements. As of December 31, 2024, the value of our obligations under our real estate leases were approximately $35 million.

Our contractual commitments consist primarily of our expected minimum base fees under our outsourced computing service agreement with Ensono, Inc., which includes embedded lease components (discussed in Notes 6 and 11 to our Financial Statements), and to a lesser degree, cloud computing, networking, and communication services. As of December 31, 2024, the total value of our contractual commitments were approximately $331 million, with approximately $98 million due within the next twelve months.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of December 31, 2024, we had cash and cash equivalents of $161.8 million, of which approximately 58% is in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2021 Credit Agreement, we have a $450.0 million revolving loan facility, our 2021 Revolver. As of December 31, 2024, we had no borrowings outstanding on our 2021 Revolver, and had issued standby letters of credit for $0.3 million that count against the available 2021 Revolver balance, currently leaving $449.7 million available to us. Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases and Cash Dividends. We have made repurchases of our common stock in the past under our Stock Repurchase Program. In August of 2024, our Board authorized an additional $100.0 million of repurchases under our Stock Repurchase Program, with all outstanding authorized repurchases to be completed by December 31, 2025. As of December 31, 2024, we had $138.0 million authorized for repurchase remaining under our Stock Repurchase Program. Our 2021 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During 2024, we repurchased approximately 1,185,000 shares of our common stock for $57.8 million (weighted-average price of $48.79 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during 2024, we repurchased from our employees and then cancelled approximately 177,000 shares of our common stock for $9.4 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

During 2024, the Board declared dividends totaling $34.8 million. Going forward, we expect to pay cash dividends each year in January, April, July, and October, with the amount and timing subject to our Board’s approval.

We expect to return a total of $100.0 million to our shareholders through combined common stock repurchases and cash dividends in 2025.

•
Acquisitions. As a result of our previous acquisition activity, during 2024 we made $2.5 million of deferred acquisition payments. Additionally, there are provisions for up to approximately $13 million of potential future earn-out payments through December 31, 2026. As of December 31, 2024, we have accrued $0.4 million related to potential earn-out payments.

During 2024, we acquired two businesses, discussed in further detail in Note 7 to our Financial Statements. The acquisition date fair value of the consideration transferred totaled $32.6 million. The iCG purchase agreement includes provisions for up to $15.0 million of potential future earn-out payments tied to performance-based goals and a defined service period through June 3, 2027. As of December 31, 2024, we have accrued $5.5 million related to potential earn-out payments. These acquisitions were funded with available cash.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expenses of $9.9 million, of which we paid $1.8 million in 2023 and $5.6 million in 2024, with $1.3 million to be paid in 2025 and $1.2 million to be paid in 2026.
•
Capital Expenditures. During 2024, we spent $22.4 million on capital expenditures.
•
Financing Agreements. We have financing agreements for certain of our internal use software. During 2024, we paid $3.5 million related to these financing agreements, with $4.5 million to be paid in 2025, $3.6 million to be paid in 2026, and $0.9 million to be paid in 2027.
•
Long-Term Debt. As of December 31, 2024, our long-term debt consisted of the following: (i) 2023 Convertible Notes in the principal aggregate amount of $425.0 million; and (ii) 2021 Credit Agreement term loan borrowings of $125.6 million.

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

2021 Credit Agreement. The mandatory repayments under our 2021 Credit Agreement for the next twelve months are $7.5 million and the cash interest expense (based upon then current interest rates) for the 2021 Term Loan is $7.2 million. We have the ability to make prepayments without penalties on our 2021 Credit Agreement.

Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash and cash equivalents balances and our 2021 Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next twelve months. We believe we could obtain additional capital through refinancing options or other debt sources which may be available to us if deemed appropriate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2024, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the December 31, 2024 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of December 31, 2024 and 2023 were $161.8 million and $186.3 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, any excess funds are invested in low-risk, somewhat longer term, cash equivalent instruments. Our cash equivalents are invested primarily in institutional money market funds held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of December 31, 2024 and 2023, we had $343.2 million and $274.7 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of December 31, 2024, the fair value of the 2023 Convertible Notes was estimated at $429.1 million, using quoted market prices.

Foreign Currency Exchange Rate Risk

Due to foreign operations around the world, our financial statements are exposed to foreign currency exchange risk due to the fluctuations in the value of currencies in which we conduct business. Our principal currency exposures include the British Pound, Euro, Australian Dollar, Saudi Riyal, and South African Rand. While we attempt to maximize natural hedges by incurring expenses in the same currency in which we contract revenue, the related expenses for that revenue could be in one or more differing currencies than the revenue stream. In particular, if the U.S. Dollar were to strengthen it would reduce the reported amount of our foreign-denominated cash, cash equivalents, trade receivables, revenue, and expenses that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period. We have removed our previous tabular presentation of the carrying amounts of our monetary assets and monetary liabilities on the books of our non-U.S. subsidiaries in currencies denominated in a currency other than the functional currency of those non-U.S. subsidiaries as other than the U.S. Dollar, they were not material in any period presented.

During the year ended December 31, 2024, we generated approximately 89% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of December 31, 2024. A hypothetical adverse change of 10% in the December 31, 2024 exchange rates would not have had a material impact upon our results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CSG Systems International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Omaha, Nebraska
February 20, 2025

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$161,789	$186,264
Settlement and merchant reserve assets	343,235	274,699
Trade accounts receivable:
Billed, net of allowance of $3,041 and $5,432	266,903	267,680
Unbilled	80,173	82,163
Income taxes receivable	2,600	1,345
Other current assets	46,182	50,075
Total current assets	900,882	862,226
Non-current assets:
Property and equipment, net of depreciation of $133,514 and $121,816	56,595	65,545
Operating lease right-of-use assets	24,166	34,283
Software, net of amortization of $154,648 and $157,601	19,927	14,224
Goodwill	316,041	308,596
Acquired customer contracts, net of amortization of $133,279 and $126,469	39,377	35,879
Customer contract costs, net of amortization of $44,587 and $42,094	60,809	54,421
Deferred income taxes	73,295	57,855
Other assets	9,595	10,017
Total non-current assets	599,805	580,820
Total assets	$1,500,687	$1,443,046
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Operating lease liabilities	11,067	15,946
Customer deposits	41,448	41,035
Trade accounts payable	36,370	46,406
Accrued employee compensation	67,944	84,380
Settlement and merchant reserve liabilities	341,924	273,817
Deferred revenue	54,424	54,199
Income taxes payable	7,802	4,104
Other current liabilities	46,730	33,449
Total current liabilities	615,209	560,836
Non-current liabilities:
Long-term debt, net of unamortized discounts of $12,128 and $15,628	530,997	534,997
Operating lease liabilities	25,020	34,360
Deferred revenue	26,469	23,447
Income taxes payable	2,732	3,041
Deferred income taxes	94	123
Other non-current liabilities	17,597	12,916
Total non-current liabilities	602,909	608,884
Total liabilities	1,218,118	1,169,720
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 5,513 and 6,781 shares reserved for employee stock purchase plan and stock incentive plans; 28,854 and 29,541 shares outstanding	718	713
Additional paid-in capital	518,215	490,947
Treasury stock, at cost; 41,583 and 40,398 shares	(1,194,224)	(1,136,055)
Accumulated other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax	-	1
Cumulative foreign currency translation adjustments	(62,290)	(50,414)
Accumulated earnings	1,020,150	968,134
Total stockholders' equity	282,569	273,326
Total liabilities and stockholders' equity	$1,500,687	$1,443,046

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,197,248	$1,169,258	$1,089,752

Cost of revenue (exclusive of depreciation, shown separately below)	614,463	615,042	565,168
Other operating expenses:
Research and development	158,194	143,201	137,913
Selling, general and administrative	258,313	247,613	238,018
Depreciation	21,622	23,189	23,598
Restructuring and reorganization charges	13,323	16,336	46,308
Total operating expenses	1,065,915	1,045,381	1,011,005
Operating income	131,333	123,877	78,747
Other income (expense):
Interest expense	(30,469)	(31,176)	(16,432)
Interest income	8,685	4,336	877
Loss on derivative liability upon debt conversion	-	-	(7,456)
Other, net	2,723	(4,686)	5,045
Total other	(19,061)	(31,526)	(17,966)
Income before income taxes	112,272	92,351	60,781
Income tax provision	(25,420)	(26,105)	(16,721)
Net income	$86,852	$66,246	$44,060

Weighted-average shares outstanding:
Basic	28,345	29,938	31,028
Diluted	28,665	30,115	31,298

Earnings per common share:
Basic	$3.06	$2.21	$1.42
Diluted	3.03	2.20	1.41

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$86,852	$66,246	$44,060
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,877)	8,416	(20,483)
Unrealized holding gain on short-term investments arising during period	-	-	7
Other comprehensive income (loss), net of tax	(11,877)	8,416	(20,476)
Total comprehensive income, net of tax	$74,975	$74,662	$23,584

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Noncontrolling Interest	Total Stockholders' Equity
BALANCE, January 1, 2022	32,495	$705	$488,303	$(930,106)	$(38,353)	$916,060	$3,635	$440,244

Comprehensive income:
Net income	-	-	-	-	-	44,060	-
Unrealized gain on short-term investments, net of tax	-	-	-	-	7	-	-
Foreign currency translation adjustments	-	-	-	-	(20,483)	-	-
Total comprehensive income								23,584
Repurchase of common stock	(1,635)	(1)	(8,675)	(87,928)	-	-	-	(96,604)
Issuance of common stock pursuant to employee stock purchase plan	57	-	2,969	-	-	-	-	2,969
Issuance of restricted common stock pursuant to stock- based compensation plans	544	6	(6)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(192)	(2)	2	-	-	-	-	-
Stock-based compensation expense	-	-	27,243	-	-	-	-	27,243
Settlement of convertible debt securities, net of tax	-	-	(4,845)	-	-	-	-	(4,845)
Adjustments due to adoption of new accounting standard	-	-	(9,802)	-	-	9,802	-	-
Dividends	-	-	-	-	-	(33,707)	-	(33,707)
Write-off of noncontrolling interest	-	-	-	-	-	-	(3,635)	(3,635)
BALANCE, December 31, 2022	31,269	708	495,189	(1,018,034)	(58,829)	936,215	-	355,249

Comprehensive income:
Net income	-	-	-	-	-	66,246	-
Foreign currency translation adjustments	-	-	-	-	8,416	-	-
Total comprehensive income								74,662
Repurchase of common stock	(2,369)	(2)	(10,156)	(118,021)	-	-	-	(128,179)
Issuance of common stock pursuant to employee stock purchase plan	74	-	3,284	-	-	-	-	3,284
Issuance of restricted common stock pursuant to stock- based compensation plans	666	7	(7)	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(99)	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	28,990	-	-	-	-	28,990
Purchase of capped call transactions, net of tax	-	-	(26,353)	-	-	-	-	(26,353)
Dividends	-	-	-	-	-	(34,327)	-	(34,327)
BALANCE, December 31, 2023	29,541	713	490,947	(1,136,055)	(50,413)	968,134	-	273,326

Comprehensive income:
Net income	-	-	-	-	-	86,852	-
Foreign currency translation adjustments	-	-	-	-	(11,877)	-	-
Total comprehensive income								74,975
Repurchase of common stock	(1,362)	(1)	(9,361)	(58,169)	-	-	-	(67,531)
Issuance of common stock pursuant to employee stock purchase plan	73	-	3,072	-	-	-	-	3,072
Issuance of restricted common stock pursuant to stock- based compensation plans	777	8	(9)	-	-	-	-	(1)
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(175)	(2)	2	-	-	-	-	-
Stock-based compensation expense	-	-	33,564	-	-	-	-	33,564
Dividends	-	-	-	-	-	(34,836)	-	(34,836)
BALANCE, December 31, 2024	28,854	$718	$518,215	$(1,194,224)	$(62,290)	$1,020,150	$-	$282,569

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$86,852	$66,246	$44,060
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	22,061	23,585	27,967
Amortization	50,447	47,667	48,984
Asset impairments	717	2,061	31,761
Gain on lease modifications	(174)	(4,349)	-
(Gain) loss on unrealized foreign currency transactions and other, net	(525)	225	(85)
Loss on derivative liability upon debt conversion	-	-	7,456
Deferred income taxes	(16,503)	(23,560)	(27,627)
Stock-based compensation	33,564	28,990	27,243
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	4,134	(22,401)	(51,005)
Other current and non-current assets and liabilities	(13,042)	(6,566)	(12,833)
Income taxes payable/receivable	2,126	(1,849)	9,336
Trade accounts payable and accrued liabilities	(38,486)	12,541	(36,971)
Deferred revenue	4,546	9,306	(4,689)
Net cash provided by operating activities	135,717	131,896	63,597

Cash flows from investing activities:
Purchases of software, property, and equipment	(22,421)	(27,977)	(36,991)
Proceeds from sale/maturity of short-term investments	-	71	27,953
Business combinations, net of cash and settlement assets acquired of $46,432 in 2024	17,293	-	-
Net cash used in investing activities	(5,128)	(27,906)	(9,038)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,072	3,284	2,969
Payments of cash dividends	(26,608)	(33,930)	(33,475)
Repurchases of common stock	(67,745)	(127,065)	(96,720)
Deferred acquisition payments	(2,488)	(3,220)	(2,314)
Proceeds from long-term debt	15,000	470,000	290,000
Payments on long-term debt	(22,500)	(327,500)	(264,801)
Purchase of capped call transactions related to convertible notes	-	(34,298)	-
Payments of deferred financing costs	-	(14,539)	-
Payments on financing obligations	(2,538)	-	-
Settlement and merchant reserve activity	23,884	35,963	52,656
Net cash used in financing activities	(79,923)	(31,305)	(51,685)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(7,779)	2,173	(5,758)

Net increase (decrease) in cash, cash equivalents, and restricted cash	42,887	74,858	(2,884)

Cash, cash equivalents, and restricted cash, beginning of period	463,876	389,018	391,902
Cash, cash equivalents, and restricted cash, end of period	$506,763	$463,876	$389,018

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$27,119	$24,730	$18,314
Income taxes	39,944	51,675	34,671

Non-cash investing and financing activities-
Software, property, and equipment included in current and noncurrent liabilities	8,469	-	-

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$161,789	$186,264	$150,365
Settlement and merchant reserve assets	343,235	274,699	238,653
Restricted cash included in current and non-current assets	1,739	2,913	-
Total cash, cash equivalents, and restricted cash	$506,763	$463,876	$389,018

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

Use of Estimates in Preparation of Our Financial Statements. The preparation of our Financial Statements requires management to make estimates and use assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more critical accounting estimates and related assumptions that may affect our financial position and results of operations are in the areas of: (i) revenue recognition; (ii) income taxes; and (iii) loss contingencies.

Revenue Recognition. We recognize revenue from our customer contracts when we satisfy our performance obligations by transferring control of a particular product or service, or group of products or services, to our customers, as described in more detail below. Taxes assessed on our products and services based on governmental authorities at the time of invoicing are generally excluded from our revenue.

SaaS and Related Solutions

Our SaaS and related solutions include: (i) our revenue management platform solutions; (ii) our managed services offering in which we operate software solutions (primarily our software solutions) on behalf of our customers; and (iii) our SaaS payments platform solutions.

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

For revenue management platform arrangements, the total contract consideration (including impacts of discounts, incentives, and/or service level agreements) is primarily variable dependent upon actual monthly volumes and/or usage of services; however, these contracts can also include ancillary fixed consideration in the form of one-time, monthly, or annual fees. The pricing of products and services in these contracts is generally at stand-alone selling price, with no allocation of value between the individual performance obligations. In situations where we do an allocation, we determine stand-alone selling price based on established pricing and/or cost, plus an applicable margin. Revenue is generally recognized based on activities performed over a series of daily or monthly periods.

We contract for managed services using long-term arrangements whose terms have typically ranged from three to five years. Under managed services arrangements, we operate software products (primarily our software solutions) on behalf of our customers: (i) out of a customer’s data center; (ii) out of our data center; or (iii) out of a third-party data center. Managed services can also include us providing other services, such as transitional services, fulfillment, remittance processing, operational consulting, back office, and end-user billing services.

For managed services arrangements, the total contract consideration is typically a fixed monthly fee, but these contracts may also have variable fee components. The fees for these services typically are billed to our customers on a monthly basis. Unless managed services are included with a software license contract (as discussed further below), there is generally only one performance obligation and revenue is recognized for these arrangements on a ratable basis as the services are performed.

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

Our SaaS payments platform arrangements are comprised of one performance obligation. Revenue for these services is based primarily on a fee per transaction or a percentage of the transaction principal, and is recognized as delivered over a series of daily service periods. Transaction fees collected from merchants are recognized as revenue on a gross basis when we are the principal in completing the payment processing transaction. As a principal to the transaction, we control the service of processing payments on our platform. We bear primary responsibility for the fulfillment of the payment service, contract directly with the merchant, and have full discretion in determining the fee charged to our customers which is independent of the costs we incur when we utilize payment processors or other financial institutions to perform services on our behalf. We therefore bear full margin risk when completing a payment processing transaction. Transaction fees are primarily comprised of fees paid to third-party payment processors and other financial institutions and interchange fees paid in conjunction with the delivery of service to customers under our payments services contracts. These fees are recognized in cost of revenue.

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

For our software arrangements, total contract consideration is allocated between the separate performance obligations based on stand-alone selling prices for software licenses, cost plus applicable margin for third-party licenses and/or services, and established pricing for maintenance. The initial sale of our software products generally requires significant production, modification, or customization, such that the delivery of the software license and related professional services required to implement the software represent one combined performance obligation that is satisfied over time based on hours worked (i.e., hours-based method). We are using hours worked on the project, compared against total expected hours to complete the project, as the measure to determine progress toward completion as we believe it is the most appropriate metric to measure such progress. The software and services fees are generally fixed fees billed to our customers on a milestone or date basis.

The determination of the performance obligations and allocation of value for software license arrangements require significant judgment. We generally determine stand-alone selling prices using pricing calculations (which include regional market factors) for our software license fees and maintenance, and cost-plus margins for services. Additionally, our use of an hours-based method of accounting for software license and other professional services performance obligations that are satisfied over time requires estimates of the total expected hours necessary to complete a project. Changes in estimates as a result of additional information or experience on a project as work progresses are inherent characteristics of this method of revenue recognition as we are exposed to business risks in completing these types of performance obligations. The estimation process to support our hours-based recognition method is more difficult for projects of greater length and/or complexity. The judgments and estimates made for these types of obligations could: (i) have a significant effect on revenue recognized in any period by changing the amount and/or the timing of the revenue recognized; and/or (ii) impact the expected profitability of a project, including whether an overall loss on an arrangement has occurred. To mitigate the inherent risks in using this hours-based method, we track our current hours expended against our estimates on a periodic basis and continually reevaluate the appropriateness of our estimates.

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2024, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.9 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize over 70% of this amount by the end of 2027, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our SaaS and related solutions customer contracts that includes variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2025 through 2036.

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for 2024, 2023, and 2022 was as follows (in thousands):

	2024	2023	2022
Revenue:
SaaS and related solutions	$1,069,325	$1,024,572	$956,995
Software and services	80,935	98,078	87,247
Maintenance	46,988	46,608	45,510
Total revenue	$1,197,248	$1,169,258	$1,089,752

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for 2024, 2023, and 2022, as a percentage of our total revenue, was as follows:

	2024	2023	2022
Americas (principally the U.S.)	87%	86%	85%
Europe, Middle East, and Africa (principally Europe)	9%	10%	11%
Asia Pacific	4%	4%	4%
Total revenue	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for 2024, 2023, and 2022, as a percentage of our total revenue, was as follows:

	2024	2023	2022
Broadband/Cable/Satellite	52%	52%	54%
Telecommunications	18%	20%	20%
Other	30%	28%	26%
Total revenue	100%	100%	100%

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

The following table rolls forward our unbilled accounts receivable from January 1, 2023 to December 31, 2024 (in thousands):

Unbilled Receivables
Beginning Balance, January 1, 2023	$52,830
Recognized during the period	287,844
Reclassified to receivables	(258,792)
Other	281
Ending Balance, December 31, 2023	82,163
Recognized during the period	267,879
Reclassified to receivables	(268,855)
Other	(1,014)
Ending Balance, December 31, 2024	$80,173

Deferred Revenue. Deferred revenue represents consideration received from customers in advance of services being performed.

The following table rolls forward our deferred revenue from January 1, 2023 to December 31, 2024 (in thousands):

Deferred Revenue
Beginning Balance, January 1, 2023	$68,024
Revenue recognized that was included in deferred revenue at the beginning of the period	(45,699)
Consideration received in advance of services performed net of revenue recognized in the current period	55,920
Other	(599)
Ending Balance, December 31, 2023	77,646
Revenue recognized that was included in deferred revenue at the beginning of the period	(55,359)
Consideration received in advance of services performed net of revenue recognized in the current period	59,917
Other	(1,311)
Ending Balance, December 31, 2024	$80,893

Postage. We pass through to our customers the cost of postage that is incurred on behalf of those customers, and typically require an advance payment on expected postage costs. These advance payments are included in customer deposits in the accompanying Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”) and are classified as current liabilities regardless of the contract period. We net the cost of postage against the postage reimbursements and include the net amount (which is not material) in SaaS and related solutions revenue.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of December 31, 2024 and 2023, our cash equivalents consist primarily of institutional money market funds and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. Our restricted cash mainly serves to collateralize bank and performance guarantees. As of December 31, 2024 and 2023, we had $1.7 million and $2.9 million, respectively, of restricted cash included in other current and non-current assets in our Balance Sheets.

Financial Instruments. Our financial instruments as of December 31, 2024 and 2023 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value. Valuation inputs used to measure the fair value of our cash equivalents held in money market funds and time deposits were derived from quoted market prices, which are considered Level 1 Inputs.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2023 Convertible Notes (par value)	$425,000	$429,144	$425,000	$428,506
2021 Credit Agreement (carrying value including current maturities)	125,625	125,625	133,125	133,125

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$330,769	$329,458	$260,712	$259,825
Merchant reserve assets/liabilities	12,466	12,466	13,987	13,992
Total	$343,235	$341,924	$274,699	$273,817

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

The activity in our allowance for expected losses is as follows (in thousands):

	2024	2023	2022
Balance, beginning of year	$5,432	$5,528	$4,250
Additions to/(reversals of) expense	(951)	1,765	1,295
Write-offs	(1,419)	(1,767)	(8)
Other	(21)	(94)	(9)
Balance, end of year	$3,041	$5,432	$5,528

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

Software. We spend substantial amounts on R&D, particularly for new solutions and enhancements of existing products and services. For development of software solutions that are to be licensed by us, we expense all costs related to the development of the software until technological feasibility is established. For development of software to be used internally (e.g., cloud-based systems software), we expense all costs prior to the application development stage.

During 2024, 2023, and 2022, we spent $158.2 million, $143.2 million, and $137.9 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2024, 2023, and 2022, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2024 and 2023 Balance Sheets.

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

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on our Income Statements. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2024	2023	2022
Basic weighted-average common shares	28,345	29,938	31,028
Dilutive effect of restricted common stock	320	177	270
Diluted weighted-average common shares	28,665	30,115	31,298

The dilutive effect of time-based awards is computed using the treasury stock method. The dilutive effect of performance-based and market-based awards is computed based on the number of shares that would be issued as if the end of the reporting period was the end of the performance period. The dilutive effect of the 2023 Convertible Notes is computed using the if-converted method and will only have an effect in those quarterly periods in which our average stock price exceeds the current effective conversion price.

Potentially dilutive common shares related to non-participating unvested restricted stock were excluded from the computation of diluted EPS, as the effect was anti-dilutive, and were not material in any period presented.

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

Accounting Pronouncements Adopted. Effective for the year ended December 31, 2024, we adopted ASU No. 2023-07, Segment Reporting (Topic 280), (“ASU 2023-07”), which enhances reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments. ASU 2023-07 also requires disclosure of the title and position of the company’s Chief Operating Decision Maker (“CODM”) and how the CODM uses financial reporting to assess segment performance and allocate resources. The adoption of this standard only impacts disclosures and did not have a material impact on our Financial Statements.

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

Accounting Pronouncements Issued but Not Yet Effective. In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to disclose more detailed information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of this standard only impacts disclosures and is not expected to have a material impact on our Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently in the process of evaluating the impact of this ASU on our Financial Statements and related disclosures.

3. Segment Reporting and Significant Concentration

Segment Information. Our CODM is our President and Chief Executive Officer. We have evaluated how our CODM has organized our Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis, and as a result, we have concluded that as of December 31, 2024, there is one reportable segment.

Our one segment provides solutions and services that help companies around the world monetize and digitally enable the customer experience by accurately capturing, managing, generating, and optimizing the interactions and revenue associated with their customers. We generate a substantial percentage of our revenue from customers utilizing Advanced Convergent Platform (“ACP”), a private SaaS platform, and related solutions (e.g., service technician management, analytics, electronic bill presentment, etc.) within the North American communications markets. In addition, a smaller portion of our revenue is generated from our public SaaS revenue management and payments platforms, serving customers globally. In addition, we license certain solutions (e.g., mediation, partner management, rating, and charging) and provide our professional services to implement, configure, and maintain these solutions. These solutions are sometimes provided under a managed service arrangement, where we assume long-term responsibility for delivering and maintaining our solutions and related operations under a defined scope and specified service levels.

The accounting policies of our one segment are the same as those described in the summary of significant accounting policies (see Note 2). As our one segment is managed on a consolidated basis, our measure of segment profit or loss is consolidated net income. Our CODM uses consolidated net income to assess the performance of our one segment and decide how and where to allocate resources and reinvest profits into the business in areas such as R&D, business and/or asset acquisitions, investments in market share expansion with our existing and potential new customers, talent, technology, the repurchase of our common stock, and/or the payment of dividends. Net income, and components of net income, are used to monitor actual performance and are compared to budgeted and forecasted results to assess the performance of our one segment, set targets, and establish management’s incentive compensation. The measure of consolidated segment assets is reported on our Balance Sheets as total assets. We do not have intra-entity sales or transfers.

We regularly provide our CODM a reporting package that shows our results by functional expenses, similar to our Income Statements. However, for purposes of this reporting package, depreciation is included in these functional expense categories, rather than broken out separately. Additionally, certain expenses such as restructuring and reorganization charges, executive transition costs, and acquisition-related charges, along with non-cash charges such as stock-based compensation and amortization of acquired intangibles, are excluded. The following table provides the significant expenses that are regularly provided to our CODM for our one segment, the required disclosable amounts that are included in consolidated net income, and a reconciliation to consolidated net income for the following years:

	2024	2023	2022
Revenue	$1,197,248	$1,169,258	$1,089,752
Less:
Cost of revenue:
Transaction fees	97,857	87,430	75,679
All other (1)	513,237	530,109	488,934
Total cost of revenue	611,094	617,539	564,613
Research and development (1)	155,638	142,962	137,102
Selling and marketing (1)	114,323	114,207	111,693
General and administrative (1)	116,761	108,823	107,513
Restructuring and reorganization charges (1)	13,323	16,336	46,308
Stock-based compensation	34,385	29,480	27,945
Other segment items (2)	8,983	16,384	17,365
Interest expense	30,469	31,176	16,432
Income tax provision	25,420	26,105	16,721
Segment net income	86,852	66,246	44,060
Reconciliation of profit or loss:
Adjustments and reconciling items	-	-	-
Consolidated net income	$86,852	$66,246	$44,060

(1)
These functional expense lines include depreciation expense, which is presented separately on our Income Statements.
(2)
Other segment items include acquisition-related costs (both transaction-related and amortization of acquired intangible assets), executive transition costs, interest income, loss on derivative liability upon debt conversion, and foreign currency gains/losses.

Depreciation expense and interest income are separately disclosed on our Income Statements. Amortization expense is separately disclosed on our Statements of Cash Flows and is discussed in Note 4.

Geographic Concentration. We use the location of the customer as the basis of attributing revenue to geographic location. Revenue from countries exceeding 10% of our total revenue for the following years were as follows:

	2024	2023	2022
United States	$978,308	$935,391	$869,486
All other	218,940	233,867	220,266
Total revenue	$1,197,248	$1,169,258	$1,089,752

Long-lived assets (principally, property and equipment, operating lease right-of-use assets, software, acquired customer contracts, and customer contract costs) classified by the location of the controlling statutory company for countries exceeding 10% of the total long lived asset balance for the following years were as follows:

	2024	2023	2022
United States	$172,412	$175,997	$210,656
All other	28,462	28,355	33,744
Total long-lived assets	$200,874	$204,352	$244,400

Customer Concentration. A large percentage of our revenue is generated from a limited number of customers in the global communications industry, with our three largest customers being Charter Communications, Inc. (“Charter”), Comcast Corporation (“Comcast”), and DISH Network L.L.C.

Revenue from customers exceeding 10% of our total revenue for the following years were as follows:

	2024	2023	2022
Charter	20%	21%	20%
Comcast	19%	18%	20%

As of December 31, 2024 and 2023, the percentage of net billed accounts receivable balances attributable to these customers were as follows:

	As of December 31,
	2024	2023
Charter	20%	23%
Comcast	17%	17%

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

4. Goodwill and Long-Lived Assets

Property and Equipment. Property and equipment as of December 31, 2024 and 2023 consisted of the following (in thousands, except years):

	Useful Lives (Years)	December 31, 2024	December 31, 2023
Computer equipment	3-6	$94,574	$89,946
Leasehold improvements	10	25,415	27,134
Operating equipment	3-8	67,651	67,825
Furniture and fixtures	8	2,469	2,456
		190,109	187,361
Less – accumulated depreciation		(133,514)	(121,816)
Property and equipment, net		$56,595	$65,545

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill for 2023 and 2024 is as follows (in thousands):

January 1, 2023 balance	$304,036
Adjustments related to prior acquisitions	(20)
Impairment charge related to Keydok, LLC	(1,118)
Effects of changes in foreign currency exchange rates	5,698
December 31, 2023 balance	308,596
Goodwill acquired during the period	10,662
Effects of changes in foreign currency exchange rates	(3,217)
December 31, 2024, balance	$316,041

The 2023 impairment charge relates to the decision to dissolve the Keydok, LLC (“Keydok”) business, discussed in Note 8, and the 2024 goodwill acquired during the period relates to the acquisitions, discussed in Note 7.

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software.

Acquired Customer Contracts. As of December 31, 2024 and 2023, the carrying values of our acquired customer contracts were as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts (1)	$172,656	$(133,279)	$39,377	$162,348	$(126,469)	$35,879

The aggregate amortization related to acquired customer contracts included in our operations for 2024, 2023, and 2022 was as follows (in thousands):

	2024	2023	2022
Acquired customer contracts amortization (1)	$11,346	$9,775	$11,605
(1)
Acquired customer contracts represent assets acquired in our business acquisitions, to include the 2024 acquisitions discussed in Note 7. Acquired customer contracts are amortized over their estimated useful lives ranging from five to twenty years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized, with the amortization expense included as cost of revenue in our Income Statements.

The remaining weighted-average amortization period of the acquired customer contracts as of December 31, 2024 was approximately 71 months. Based on the net carrying value of these acquired customer contracts, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2025 – $11.0 million; 2026 – $8.5 million; 2027 – $5.2 million; 2028 – $4.1 million; and 2029 – $3.2 million.

Software. As of December 31, 2024 and 2023, the carrying values of our software assets were as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired software (2)	$84,283	$(79,843)	$4,440	$84,031	$(77,520)	$6,511
Internal use software (3)	90,292	(74,805)	15,487	87,794	(80,081)	7,713
Total software	$174,575	$(154,648)	$19,927	$171,825	$(157,601)	$14,224

The aggregate amortization related to software included in our operations for 2024, 2023, and 2022 was as follows (in thousands):

	2024	2023	2022
Acquired software amortization (2)	$2,668	$2,410	$2,750
Internal use software amortization (3)	11,671	13,624	14,140
Total software amortization	$14,339	$16,034	$16,890

(2)
Acquired software represents software and similar intellectual property rights acquired in our business acquisitions, which are amortized over their estimated useful lives ranging from two to eight years. The amortization of acquired software is reflected as a cost of revenue in our Income Statements.
(3)
Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of third-party software licenses. Internal use software is amortized over its estimated useful life ranging from one to ten years.

The remaining weighted-average amortization period of the software intangible assets as of December 31, 2024 was approximately 24 months. Based on the net carrying value of these intangible assets, the estimated amortization for each of the four succeeding fiscal years ending December 31 will be: 2025 – $11.4 million; 2026 – $6.7 million; 2027 – $1.7 million; and 2028 – $0.1 million; with the software intangible assets being fully amortized by the end of 2028.

Customer Contract Costs. As of December 31, 2024 and 2023, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract incentives (4)	$5,035	$(3,183)	$1,852	$7,027	$(4,935)	$2,092
Capitalized costs (5)	82,363	(33,836)	48,527	71,976	(29,027)	42,949
Capitalized commission fees (6)	17,998	(7,568)	10,430	17,512	(8,132)	9,380
Total customer contract costs	$105,396	$(44,587)	$60,809	$96,515	$(42,094)	$54,421

The aggregate amortization related to our customer contract costs included in our operations for 2024, 2023, and 2022 was as follows (in thousands):

	2024	2023	2022
Customer contract incentives amortization (4)	$748	$1,136	$792
Capitalized costs amortization (5)	17,216	15,422	15,918
Capitalized commission fees amortization (6)	3,298	3,733	3,028
Total customer contract costs amortization	$21,262	$20,291	$19,738
(4)
Customer contract incentives consist principally of incentives provided to new or existing customers to convert their customer accounts to, or retain their customer accounts on, our solutions. Customer contract incentives are amortized ratably over the contract period to include renewal periods, if applicable, which as of December 31, 2024, have termination dates that range from 2025 to 2030. The amortization of customer contract incentives is reflected as a reduction of revenue in our Income Statements.
(5)
Capitalized costs are related to: (i) customer conversion/set-up activities; and (ii) direct material costs to fulfill long-term revenue management solutions and managed services arrangements. These costs are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2024, range from 2025 to 2036, and are included in cost of revenue in our Income Statements.
(6)
Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract. These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2024, range from 2025 to 2031, and are included in Selling, General, and Administrative (“SG&A”) expenses in our Income Statements. Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

5. Debt

As of December 31, 2024 and 2023, our long-term debt was as follows (in thousands):

	December 31, 2024	December 31, 2023
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	$425,000	$425,000
Less – deferred financing costs	(10,618)	(13,216)
2023 Convertible Notes, net of unamortized discounts	414,382	411,784
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 5.804% at December 31, 2024)	125,625	133,125
Less – deferred financing costs	(1,510)	(2,412)
2021 Term Loan, net of unamortized discounts	124,115	130,713
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	-
Total debt, net of unamortized discounts	538,497	542,497
Current portion of long-term debt	(7,500)	(7,500)
Long-term debt, net of unamortized discounts	$530,997	$534,997

2023 Convertible Notes. In September 2023, we completed an offering of $425.0 million of 3.875% senior convertible notes due September 15, 2028 (the “2023 Convertible Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2023 Convertible Notes are unsecured obligations and pay 3.875% annual cash interest, payable semiannually in arrears on March 15 and September 15 of each year.

The 2023 Convertible Notes will be convertible at the option of the noteholders before June 15, 2028, upon the occurrence of certain events. On or after June 15, 2028, and until the close of business on the second scheduled trading day immediately preceding September 15, 2028, the maturity date, noteholders may convert all or any portion of their notes at any time regardless of these conditions. The 2023 Convertible Notes will be convertible at a conversion rate of 14.0753 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes, which is equivalent to a conversion price of $71.05 per share of our common stock and the conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events, in accordance with the terms of the indenture. Under the terms of the 2023 Convertible Notes, the conversion rate is adjusted for any quarterly dividends exceeding $0.28 per share. We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of December 31, 2024, none of the conditions to early convert have been met.

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

During 2024, we made $7.5 million of principal repayments on our 2021 Term Loan. Additionally, during 2024, we borrowed and subsequently repaid $15.0 million from our 2021 Revolver for general corporate purposes. As of December 31, 2024, we had no borrowings outstanding on our 2021 Revolver, and had issued standby letters of credit of $0.3 million that count against our available 2021 Revolver balance, leaving $449.7 million available to us.

As of December 31, 2024, our interest rate on the 2021 Term Loan was 5.804% (adjusted SOFR, credit spread adjustment of 0.10%, plus 1.375% per annum), effective through March 2025, and our commitment fee on the 2021 Revolver was 0.15%.

In September 2023, we entered into the Second Amendment to the 2021 Credit Agreement (the “Second Amendment”). The Second Amendment permitted the issuance and sale of the 2023 Convertible Notes and the related Capped Call Transactions (described above). In conjunction with the Second Amendment, we incurred financing costs of $0.5 million which when combined with the existing deferred financing costs totaled $3.2 million and is being amortized to interest expense using the effective interest method over the remaining term of the 2021 Credit Agreement.

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

Estimated Maturities on Long-Term Debt. As of December 31, 2024, the maturities of our long-term debt, based upon: (i) the maturity date of the 2023 Convertible Notes; and (ii) the mandatory repayment schedule for the 2021 Term Loan, were as follows (in thousands):

	2025	2026	2027	2028	Total
2023 Convertible Notes	$-	$-	$-	$425,000	$425,000
2021 Term Loan	7,500	118,125	-	-	125,625
Total long-term debt repayments	$7,500	$118,125	$-	$425,000	$550,625

Deferred Financing Costs. As of December 31, 2024, net deferred financing costs related to the 2023 Convertible Notes were $10.6 million and are being amortized to interest expense through the maturity date of the 2023 Convertible Notes (September 2028). As of December 31, 2024, net deferred financing costs related to the 2021 Credit Agreement were $1.5 million and are being amortized to interest expense over the related term of the 2021 Credit Agreement (through September 2026). The net deferred financing costs are presented as a reduction from the carrying amount of the corresponding debt liability in our Balance Sheets. Interest expense for 2024, 2023, and 2022 includes amortization of deferred financing costs of $3.7 million, $1.7 million, and $1.0 million, respectively. The weighted-average interest rate on our debt borrowings, amortization of deferred financing costs, and commitment fees on the revolving loan facility, for 2024, 2023, and 2022, was approximately 5%, 7%, and 4%, respectively.

Other. We finance certain of our internal use software. During 2024, we entered into two additional financing agreements at a total cost of $10.6 million with payments through 2027. As a result, as of December 31, 2024, we had $8.5 million outstanding under these agreements, of which $4.2 million was included in current liabilities and $4.3 million was included in non-current liabilities in our Balance Sheets. These arrangements are treated as non-cash investing and financing activities for purposes of our Consolidated Statements of Cash Flows ("Statements of Cash Flows").

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

We have made an accounting policy election not to recognize on our Balance Sheets leases with an initial term of twelve months or less, for any class of underlying asset. We have also made an election for real estate leases not to separate the lease and non-lease components, but rather account for the entire arrangement as a single lease component. For our outsourced data center environment agreement, we have concluded that there are lease and non-lease components and have allocated the consideration in the agreement on a relative stand-alone price basis. Due to the significant assumptions and judgments required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgments and estimates made could have a significant effect on the amount of assets and liabilities recognized.

We sublease certain of our leased real estate to third parties. These subleases have remaining lease terms through 2031.

The components of lease expense for 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
Operating lease expense	$13,222	$16,073	$21,516
Variable lease expense	2,847	3,299	4,103
Short-term lease expense	944	1,115	1,105
Sublease income	(1,746)	(2,691)	(2,246)
Total net lease expense	$15,267	$17,796	$24,478

The decrease in lease expense is due to our flexible work approach that began in 2022 and resulted in the consolidation and closure of office space at numerous of our leased real estate locations (see Note 8).

Other information related to leases for 2024, 2023, and 2022 was as follows (in thousands, except term and discount rate):

	2024	2023	2022
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,285	$20,559	$21,125
Right-of-use assets obtained in exchange for new operating lease liabilities	2,348	2,787	3,817
Weighted-average remaining lease term - operating leases	65 months	58 months	54 months
Weighted-average discount rate - operating leases	4.08%	3.95%	3.84%

Future minimum lease payments under non-cancelable leases as of December 31, 2024 were as follows (in thousands):

2025	$12,274
2026	5,570
2027	5,119
2028	4,933
2029	4,278
Thereafter	8,492
Total future minimum lease payments (1)	40,666
Less: Interest (2)	(4,579)
Total	$36,087

Current operating lease liabilities	$11,067
Non-current operating lease liabilities	25,020
Total	$36,087

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

7. Acquisitions

Current Year Acquisitions. On April 1, 2024, we acquired a customer communication services business that operates in multiple industry verticals. The acquisition date fair value of the consideration transferred was $15.0 million, which consisted of $11.5 million in cash paid upfront and a non-cash settlement of working capital items of $3.5 million. The results of this acquisition are included in our results of operations for the periods subsequent to the acquisition date.

As of December 31, 2024, the purchase accounting for this acquisition was complete. We recorded goodwill of $6.4 million, acquired customer contracts of $4.3 million, trade accounts receivable of $2.1 million, and liabilities assumed of $2.7 million. The amount allocated to goodwill is deductible over 15 years for income tax purposes.

On June 3, 2024, we acquired 100% of the equity of iCheckGateway.com, LLC (“iCG”), an ACH and credit card payment processing company. We acquired iCG to further expand the industry verticals we serve and to provide opportunities for the continued growth of our business. The acquisition date fair value of the consideration transferred was $17.6 million in cash paid upon close.

The iCG acquisition includes provisions for up to $15.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through June 3, 2027. As of December 31, 2024, we accrued $5.5 million related to the potential earn-out payments. The results of iCG are included in our results of operations for the periods subsequent to the acquisition date.

As of December 31, 2024, the purchase accounting for this acquisition was complete. We recorded settlement assets of $45.9 million, acquired customer contracts of $10.7 million, goodwill of $4.2 million, and settlement liabilities assumed of $44.7 million. The amount allocated to goodwill is deductible over 15 years for income tax purposes.

The cash paid for the acquisitions discussed above, less cash and settlement assets acquired, resulted in net cash provided by business combinations for 2024 of $17.3 million on our Statements of Cash Flows.

Prior Years Acquisition. On October 4, 2021, we acquired DGIT, a provider of configure, price and quote (CPQ), and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, with approximately $14 million paid upon close and the remaining consideration of approximately $2 million paid through 2025, subject to certain reductions, as applicable. During 2024, 2023, and 2022, we made deferred acquisition payments of $0.5 million, $1.2 million, and $0.3 million, respectively.

The DGIT acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period by the eligible recipients and are accounted for as post-acquisition compensation, as applicable. During 2024, the earn-out period was extended from September 30, 2025 through December 31, 2026. During 2022, $0.3 million of the earn-out had been achieved and was paid in 2023. As of December 31, 2024, we have accrued $0.4 million related to the potential future earn-out payments.

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

During 2024 we implemented the following restructuring and reorganizational activities:

•
We reduced our global workforce by approximately 300 employees, as part of initiatives to better align and allocate resources to areas of the business where we have identified growth opportunities. As a result, we incurred restructuring charges related to involuntary terminations of $10.1 million.
•
We modified a real estate lease in India, resulting in an earlier termination date and the recognition of a $0.2 million gain. We also recorded $0.7 million of leasehold improvements and computer equipment impairments.

During 2023 we implemented the following restructuring and reorganizational activities:

•
We decided to dissolve the Keydok business which we had acquired in 2021. As a result, we recorded net impairment charges of $1.2 million, to include the write-off of the acquired goodwill. We also subsequently terminated approximately 30 Mexico-based employees, which resulted in restructuring charges related to involuntary terminations of $1.6 million.
•
We reduced our workforce by approximately 110 employees, mainly in the U.S., as a result of organizational changes and efficiencies. As a result, we incurred restructuring charges related to involuntary terminations of $3.5 million.
•
We modified three of our real estate leases, at previously closed locations in India and the U.S., resulting in earlier termination dates and the recognition of a $4.3 million gain. We also recorded $0.5 million of operating lease right-of-use asset impairments.
•
We exited two reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expenses of $9.9 million, of which $1.8 million was paid in 2023 and $5.6 million was paid in 2024, leaving $2.5 million accrued as of December 31, 2024.

During 2022 we implemented the following restructuring and reorganizational activities:

•
In connection with our flexible work approach, we consolidated or closed office space at 13 of our leased real estate locations in Australia, India, Sweden, and the U.S., resulting in restructuring charges of $23.1 million related to the impairments of operating lease right-of-use assets, furniture and fixtures, and leasehold improvements, and $4.4 million of accelerated depreciation.
•
We dissolved the MobileCard business, which we had acquired a controlling interest of in July of 2021. As a result, we recorded net impairment charges of $7.0 million, to include the write-offs of the remaining acquired intangible assets, goodwill, and the noncontrolling interest. We also terminated approximately 40 Mexico-based employees, which resulted in restructuring charges related to involuntary terminations of $0.6 million.

•
We reduced our workforce by approximately 100 employees, mainly in the U.S., as a result of organizational changes and efficiencies, to include a margin improvement initiative that began in the second quarter of 2022. As a result, we incurred restructuring charges related to involuntary terminations of $7.1 million.

The activities discussed above resulted in total restructuring and reorganizational charges for 2024, 2023, and 2022 of $13.3 million, $16.3 million, and $46.3 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2024, 2023, and 2022 is as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2022, balance	$675	$-	$675
Charged to expense during period	7,720	38,588	46,308
Cash payments	(7,665)	(4,098)	(11,763)
Adjustment for accelerated depreciation	-	(30,121)	(30,121)
Adjustment for asset impairments	-	(4,369)	(4,369)
Other	1,761	-	1,761
December 31, 2022, balance	2,491	-	2,491
Charged to expense during period	5,128	11,208	16,336
Cash payments	(7,027)	(5,386)	(12,413)
Adjustment for accelerated depreciation	-	(396)	(396)
Adjustment for asset impairments	-	(1,675)	(1,675)
Adjustment for gain on lease modifications	-	4,349	4,349
Other	842	-	842
December 31, 2023, balance	1,434	8,100	9,534
Charged to expense during period	10,065	3,258	13,323
Cash payments	(11,265)	(7,855)	(19,120)
Adjustment for accelerated depreciation	-	(440)	(440)
Adjustment for asset impairments	-	(717)	(717)
Adjustment for gain on lease modification	-	174	174
Other	968	-	968
December 31, 2024, balance	$1,202	$2,520	$3,722

As of December 31, 2024, $2.5 million of the business restructuring and reorganization reserves were included in current liabilities.

9. Income Taxes

Income Tax Provision. The components of net income before income taxes are as follows (in thousands):

	2024	2023	2022
Domestic	$89,166	$72,769	$53,251
Australia	(5,722)	854	(5,851)
India	12,537	10,008	9,517
Ireland	(297)	(236)	(3,391)
United Kingdom	7,105	2,029	2,533
Foreign other	9,483	6,927	4,722
Total	$112,272	$92,351	$60,781

The income tax provision consists of the following (in thousands):

	2024	2023	2022
Current:
Federal	$28,602	$34,438	$30,012
State	6,483	8,230	6,517
Australia	(474)	(333)	55
India	2,977	3,601	4,370
Ireland	548	336	273
United Kingdom	867	1,002	349
Foreign other	2,920	2,391	2,772
	41,923	49,665	44,348
Deferred:
Federal	(2,596)	(19,687)	(21,962)
State	(10,741)	(1,982)	(3,073)
Australia	(1,629)	(896)	(890)
India	655	(1,231)	(1,388)
Ireland	(223)	(205)	(341)
United Kingdom	(2,774)	(233)	469
Foreign other	805	674	(442)
	(16,503)	(23,560)	(27,627)
Total income tax provision	$25,420	$26,105	$16,721

The effective tax rates in the various foreign jurisdictions differ from the statutory rates due primarily to changes in valuation allowances on deferred tax assets, withholding taxes incurred, foreign tax credit utilization, and the impact of foreign exchange recognition on certain intercompany loans.

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax provision is summarized as follows (in thousands):

	2024	2023	2022
Provision at Federal rate of 21%	$23,577	$19,394	$12,764
State income taxes, net of Federal impact	2,526	4,485	2,079
Research and experimentation credits	(1,601)	(1,053)	(1,560)
Stock award vesting	159	(554)	(1,355)
Tax uncertainties	(323)	(289)	(227)
Section 162(m) compensation limitation	2,389	2,955	2,326
Foreign rate differential	1,229	987	571
Valuation allowance for deferred tax assets	(2,599)	(1,655)	638
Withholding tax	2,701	2,728	1,948
FMLA Credit	(174)	(112)	(245)
Foreign tax credit	(2,712)	(36)	-
Other impact of foreign operations	(131)	256	422
Statutory rate change	(457)	111	303
Convertible debt premium	-	-	(1,017)
Other	836	(1,112)	74
Total income tax provision	$25,420	$26,105	$16,721

We have undistributed earnings of approximately $88 million from certain foreign subsidiaries. We intend to indefinitely reinvest these foreign earnings; therefore, a provision has not been made for foreign withholding taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable because of the complexities of the hypothetical calculation.

Deferred Income Taxes. Net deferred income tax assets as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred income tax assets	$125,057	$109,536
Deferred income tax liabilities	(28,889)	(25,351)
Valuation allowance	(22,967)	(26,453)
Net deferred income tax assets	$73,201	$57,732

The components of our net deferred income tax assets (liabilities) as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Net deferred income tax assets (liabilities):
Accrued expenses and reserves	$9,472	$10,907
Stock-based compensation	6,753	5,643
Software	(509)	80
Client contracts and related intangibles	(10,419)	(7,536)
Goodwill	(16,638)	(14,874)
Net operating loss carryforwards	23,668	25,379
Property and equipment	(1,323)	(2,941)
Deferred revenue	6,373	6,539
Debt financing	6,010	7,396
Foreign exchange gain/loss	1,512	2,010
Operating lease right-of-use assets and lease liabilities	2,763	3,555
Research and Development	66,178	46,817
Unrecognized tax benefit	413	326
Credits and incentives	1,672	384
Other	243	500
Total net deferred income tax assets	96,168	84,185
Less: valuation allowance	(22,967)	(26,453)
Net deferred income tax assets	$73,201	$57,732

Beginning January 1, 2022, certain R&D expenditures are required to be capitalized in accordance with Section 174 of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017, and amortized over a 5-year period if incurred domestically or a 15-year period if incurred outside the U.S. Of the total R&D related deferred income tax assets as of December 31, 2024, $65.7 million is attributable to capitalized R&D (net of applicable amortization) with the remaining amount attributable to foreign and state R&D credits.

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2024, we believe we will generate sufficient taxable income in the future such that we will realize 100% of the benefit of our U.S. Federal deferred income tax assets, thus no valuation allowance has been established. As of December 31, 2024, we have net state and foreign deferred income tax assets (net of federal benefit related to state and foreign income tax jurisdictions) of $0.3 million and $34.2 million, respectively, and have established valuation allowances against those state and foreign income tax deferred income tax assets of $0.4 million and $21.3 million, respectively.

As of December 31, 2024 and 2023, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $2.0 million and $8.0 million, respectively, which will begin to expire in 2029 and can be utilized through 2033. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired businesses. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2024 and 2023, we have: (i) state NOL carryforwards of approximately $31.0 million and $29.0 million, respectively, which will expire beginning in 2025 with a portion of the losses available over an indefinite period of time; and (ii) foreign subsidiary NOL carryforwards of approximately $98.0 million and $102.0 million, respectively, which will expire beginning in 2031, with a portion of the losses available over an indefinite period of time.

Pillar Two. Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. Pillar Two, which was established by the Organization for Economic Co-operation and Development (OECD), generally provides for a 15 percent minimum effective tax rate for multinational enterprises in every jurisdiction in which they operate. The U.S. has not yet adopted Pillar Two, however, various governments around the world have adopted, some of which are effective for tax periods beginning on or after December 31, 2023. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the year ended December 31, 2024. We will continue to evaluate the impact of these tax law changes on future reporting periods.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2024	2023	2022
Balance, beginning of year	$1,858	$2,562	$2,929
Additions related to prior acquisitions	-	-	2
Lapse of statute of limitations	(692)	(409)	5
Additions for tax positions of prior years	-	100	8
Reductions for tax positions of prior years	(54)	(395)	(382)
Balance, end of year	$1,112	$1,858	$2,562

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $1.1 million, $1.9 million, and $2.6 million of liability for unrecognized tax benefits as of December 31, 2024, 2023, and 2022, we had $1.3 million, $0.9 million, and $0.6 million, respectively, of income tax-related accrued interest, net of any federal benefit of deduction. If recognized, the $1.1 million of unrecognized tax benefits as of December 31, 2024, would favorably impact our effective tax rate in future periods.

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
10. Employee Retirement Benefit Plans

We sponsor a defined contribution plan covering substantially all of our U.S.-based employees. Eligible participants may defer up to 100% of their eligible pay, subject to certain limitations, as pre-tax, Roth, or traditional after-tax contributions. We make certain matching, and at our discretion, non-elective employer contributions to the plan. All contributions are subject to certain IRS limits. The expense related to these contributions for 2024, 2023, and 2022 was $12.9 million, $12.8 million, and $13.2 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2024, 2023, and 2022 were $9.5 million, $7.7 million, and $6.6 million, respectively.

11. Commitments, Guarantees and Contingencies

Service Agreements. We have an agreement with Ensono, Inc. (“Ensono”) to provide us with outsourced computing services through September 30, 2028. We outsource the computer processing and related services required for the operation of our SaaS platforms. Our proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our customers are connected to the outsourced data center environment through a combination of private and commercially provided networks. Our SaaS platforms are generally considered to be mission critical customer management systems by our customers. As a result, we are highly dependent upon Ensono for system availability, security, and response time.

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of December 31, 2024, we had $1.7 million of restricted assets used to collateralize these guarantees, which are included in other non-current assets in our Balance Sheets.

We have performance guarantees in the form of surety bonds and standby letters of credit, along with money transmitter bonds, issued through third-parties that are not required to be on our Balance Sheets. As of December 31, 2024, we had performance guarantees of $4.2 million, which includes $0.3 million in standby letters of credit and $0.1 million in bid bonds. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of December 31, 2024, we had total aggregate money transmitter bonds of $24.8 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2024, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Sales and Use Tax. In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. We continually assess our sales and use tax exposure and as of December 31, 2024, we believe that we have adequate reserves to cover any taxes owed and related penalties and interest. While we believe that the assumptions and estimates used to determine these liabilities are reasonable, the ultimate outcome of these matters cannot be certain, and we will adjust these estimated liabilities as new information becomes available.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the “Board”). As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2024. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

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

During 2024, we repurchased approximately 1,185,000 shares of our common stock for $57.8 million (weighted–average price of $48.79 per share) under a Securities and Exchange Commission (“SEC”) Rule 10b5-1 Plan. During 2023, we repurchased approximately 508,000 shares of our common stock for $27.0 million (weighted-average price of $53.15 per share) under a SEC Rule 10b5-1 Plan, and approximately 1,680,000 shares of our common stock for $90.1 million (weighted-average price of $53.62 per share) concurrent with the pricing of the offering of the 2023 Convertible Notes. During 2022, we repurchased approximately 1,497,000 shares of our common stock for $87.9 million (weighted-average price of $58.71 per share) under a SEC Rule 10b5-1 Plan.

The excise tax imposed as part of the 2022 Inflation Reduction Act, which is included as a cost of treasury stock, is not reflected in the share repurchase amounts above.

In 2024, our Board authorized an additional $100.0 million of repurchases under the Stock Repurchase Program. This, combined with the remaining value from the prior Board authorization in 2023, leaves $138.0 million remaining value of shares available for repurchase at December 31, 2024, with the amount authorized for repurchase through December 31, 2025.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during 2024, 2023, and 2022, we repurchased and then cancelled approximately 177,000 shares, 182,000 shares, and 138,000 shares for $9.4 million, $10.2 million, and $8.7 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Cash Dividend. During 2024, 2023, and 2022 our Board approved total cash dividends of $1.20 per share, $1.12 per share, and $1.06 per share of common stock, totaling $34.8 million, $34.3 million, and $33.7 million, respectively. As of December 31, 2024 and 2023, we had $10.3 million and $2.1 million, respectively, of dividends accrued, which are included in other current and non-current liabilities in our Balance Sheets. The increase in accrued dividends for 2024 relates primarily to our fourth quarter of 2024 dividends that were declared in December, but will be paid in January 2025.

Warrants. In July 2014, in conjunction with the execution of an amendment to our agreement with Comcast, we issued stock warrants for the right to purchase up to 2.9 million shares of our common stock (the “Stock Warrants”) as an additional incentive for Comcast to convert customer accounts onto our solutions based on various milestones. The Stock Warrants had a ten-year term and an exercise price of $26.68 per warrant. Of the total Stock Warrants issued, 1.9 million Stock Warrants vested and were exercised. In July 2024, the remaining 1.0 million issued and unvested Stock Warrants expired.

13. Equity Compensation Plans

Stock Incentive Plan. Our stockholders have approved the issuance of up to 27.9 million shares under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Shares reserved under the 2005 Plan can be granted to officers and other key employees of our Company and its subsidiaries and to non-employee directors of our Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted in the form of a performance unit award, restricted stock award, or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award. As of December 31, 2024, 4.5 million shares were available for issuance, with 4.0 million shares available for grant.

Restricted Stock. We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Restricted stock awards are granted at no cost to the recipient.

Time-Based Awards

We issue restricted stock awards that vest annually over a period of time (generally over two to four years) with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (“Time-Based Awards”). Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our Company. Certain Time-Based Awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

A summary of our unvested Time-Based Awards activity during 2024 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning	839	$52.96
Awards granted	559	50.00
Awards forfeited/cancelled	(108)	53.16
Awards vested	(404)	52.15
Unvested awards, ending	886	$51.44

Performance-Based Awards

We also issue restricted stock awards to key members of management that vest upon meeting pre-established financial and operational performance objectives (“Performance-Based Awards”) over a defined measurement period. The structure of the performance goals for the Performance-Based Awards has been approved by our stockholders. Certain Performance-Based Awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control (as defined) and the subsequent involuntary termination of employment. The fair value of the Performance-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the performance period (generally two years), based on the probability of achievement of the performance condition.

A summary of our unvested Performance-Based Awards activity during 2024 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning	280	$57.24
Awards granted	140	53.03
Awards forfeited/cancelled	(33)	53.10
Awards vested	(107)	63.00
Unvested awards, ending	280	$52.81

Market-Based Awards

In 2022, we began issuing restricted stock awards to key members of management which vest upon the achievement of specified Company market valuations and conditions ("Market-Based Awards"). The majority of our outstanding Market-Based Awards vest upon meeting a relative total shareholder return performance achievement tier over a three-year measurement period. Additionally, during 2024, we issued an award of approximately 74,000 shares to our President and Chief Executive Officer, which vests contingent upon the achievement of predetermined share price thresholds over a five-year period, subject to time-based service vesting conditions. Certain Market-Based Awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control (as defined) and the subsequent involuntary termination of employment. The fair value of the Market-Based Awards (determined using a Monte Carlo valuation method) is charged to expense on a straight-line basis over the performance period or the estimated service period, if applicable.

A summary of our unvested Market-Based Awards activity during 2024 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning	128	$49.94
Awards granted	127	45.89
Awards forfeited/cancelled	(65)	41.42
Unvested awards, ending	190	$50.17

The weighted-average grant date fair value per share of restricted stock shares granted during 2024, 2023, and 2022 was $49.94, $52.09, and $63.25, respectively. The total market value of restricted stock shares vesting during 2024, 2023, and 2022 was $26.6 million, $28.0 million, and $26.4 million, respectively.

1996 Employee Stock Purchase Plan. As of December 31, 2024, we have an employee stock purchase plan whereby 2.9 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions. The price for shares purchased under the plan is 85% of the market value on the last day of the purchase period. Purchases are made at the end of each month. During 2024, 2023, and 2022, 74,615 shares, 73,982 shares, and 58,362 shares, respectively, were purchased under the plan for $3.1 million ($34.99 to $46.59 per share), $3.3 million ($39.83 to $50.72 per share), and $3.0 million ($44.95 to $55.46 per share), respectively. As of December 31, 2024, 1.0 million shares remain eligible for purchase under the plan.

Stock-Based Compensation Expense. We recorded stock-based compensation expense of $33.6 million, $29.0 million, and $27.2 million, respectively, for 2024, 2023, and 2022. As of December 31, 2024, there was $41.2 million of total compensation cost related to unvested awards not yet recognized. This amount, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 3.0 years.

We recorded a deferred income tax benefit related to stock-based compensation expense during 2024, 2023, and 2022, of $6.9 million, $6.0 million, and $5.7 million, respectively. The actual income tax benefit realized for the tax deductions from the vesting of restricted stock for 2024, 2023, and 2022, totaled $5.3 million, $4.8 million, and $4.5 million, respectively.

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

(b) Management’s Report on Internal Control over Financial Reporting

As required by Rule 13a-15(d), our management, including the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined by Rule 13a-15(f). Management’s Report on Internal Control over Financial Reporting is located at the front of Part II, Item 8 of this report.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See the Proxy Statement for our 2025 Annual Meeting of Stockholders, from which information regarding directors is incorporated herein by reference. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Information about our Executive Officers’’ included at the end of Part I of this Form 10-K.

Item 11. Executive Compensation

See the Proxy Statement for our 2025 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the Proxy Statement for our 2025 Annual Meeting of Stockholders, from which information required by this Item is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the Proxy Statement for our 2025 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the Proxy Statement for our 2025 Annual Meeting of Stockholders, from which information in response to this Item is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 37.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description

2.10 (7)	Implementation Agreement between CSG Systems International, Inc. and Intec

3.01 (1)	Restated Certificate of Incorporation of the Company (P)

3.02 (31)	Amended and Restated Bylaws of CSG Systems International, Inc.

3.03 (2)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

3.04 (37)	Certificate of Amendment of Restated Certificate of Incorporation of CSG Systems International, Inc.

4.01 (1)	Form of Common Stock Certificate (P)

4.20 (38)	Indenture, dated as of September 11, 2023, between CSG Systems International, Inc. and U.S. Bank Trust Company, National Association, as trustee

4.25 (38)	Form of 3.875% Convertible Senior Note due 2028 (included as Exhibit A in Exhibit 4.20)

4.60 (25)

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

4.60A (34)	First Amendment to Amended and Restated Credit Agreement

4.60B (39)	Second Amendment to Amended and Restated Credit Agreement, dated September 5, 2023

4.90 (17)	Description of Capital Stock

10.02 (29)+	Third Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 18, 2022

10.04 (36)+	CSG Systems International, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended on May 17, 2023

10.05 (8)+	CSG Systems International, Inc. Performance Bonus Program, as amended on August 14, 2007

10.06 (5)+	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15 (6)+	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (4)+	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.25** (37)	Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26* (9)	Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26A* (9)	Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26B* (9)	Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26C* (9)	Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26D (10)	First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26E* (10)	Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26F* (10)	Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26G* (10)	Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26H* (10)	Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26I (10)	Tenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26J* (11)	Eleventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26K* (12)	Thirteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26L* (12)	Fifteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26M* (12)	Seventeenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26N* (12)	Eighteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26O* (13)	Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26P* (13)	Twelfth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Q* (13)	Fourteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26R* (13)	Nineteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26S* (14)	Twentieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26T* (15)	Twenty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26U* (15)	Twenty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26V* (15)	Twenty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26W* (15)	Twenty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26X* (15)	Twenty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Y* (15)	Twenty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Z* (16)	Twenty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AA* (16)	Thirty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AB* (16)	Thirty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AC* (16)	Thirty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AD* (16)	Thirty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AE* (17)	Thirty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AF* (18)	Thirty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AG* (18)	Thirty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AH* (19)	Twenty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AI* (19)	Thirty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AJ* (19)	Fortieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AK* (21)	Forty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AL* (21)	Forty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AM* (22)	Forty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AN* (22)	Forty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AO* (22)	Forty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AP* (23)	Forty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AQ* (23)	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AR* (23)	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AS* (24)	Fifty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AT* (24)	Fifty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AU* (24)	Fifty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AV* (25)	Fifty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AW* (27)	Fifty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AX* (27)	Fifty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AY* (27)	Fifty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AZ* (28)	Sixty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BA* (28)	Sixty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BB* (30)	Sixty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BC* (32)	Sixty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BD* (32)	Sixty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BE* (33)	Sixty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BF* (33)	Seventieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BG* (33)	Seventy-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BH* (33)	Seventy-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BI* (33)	Seventy-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BJ* (35)	Sixtieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.27* (17)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27A* (17)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27B* (18)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27C* (22)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27D* (23)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27E* (24)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27F* (24)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27G* (24)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27H* (24)	Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27I* (25)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27J* (25)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27K* (27)	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27L* (27)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27M* (27)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27N* (27)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27O* (28)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27P* (28)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27Q* (28)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27R* (28)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27S* (28)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27T* (28)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27U* (37)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27V* (37)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27W* (37)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27X* (41)	Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27Y* (43)	Encompass Addendum to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27Z* (44)	First Amendment to Encompass Addendum to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27AA*	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.28A* (40)	Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28B* (40)	Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28C* (41)	Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28D* (42)	Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28E* (42)	Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28F* (43)	Seventh Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28G*	Ninth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.39 (13)+	CSG Systems, Inc. Wealth Accumulation Plan, as restated and amended effective December 6, 2017

10.39A (13)+	Adoption Agreement to CSG Systems, Inc. Wealth Accumulation Plan, executed September 13, 2018

10.40 (38)	Form of Capped Call Confirmations

10.50 (3)+	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.55 (20)+	Employment Agreement with Brian A. Shepherd, dated August 26, 2020

10.56 (24)+	Employment Agreement with Elizabeth A. Bauer, dated May 20, 2021

10.57 (26)+	Employment Offer Letter with Hai Tran, dated November 16, 2021

10.60 (35)+	CSG Systems International, Inc. Executive Severance Plan

10.61 (35)+	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Brian A. Shepherd, dated March 28, 2023

10.63 (35)+	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Elizabeth A. Bauer, dated March 28, 2023

10.80 (45)+	Performance-Based Restricted Stock Award Agreement with Brian A. Shepherd, dated December 10, 2024

10.81 (28)+	Forms of Agreement for Equity Compensation

10.84 (28)+	Forms of Agreement for Equity Compensation

10.85 (42)+	Forms of Agreement for Equity Compensation

19.01	CSG Systems International, Inc. Insider Trading Policy

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.00 (41)	Clawback Policy of CSG Systems International, Inc., as adopted on November 14, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(26)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated November 22, 2021.
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
(41)
Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.
(42)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2024.
(43)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2024.
(44)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2024.

(45)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated December 6, 2024.

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

+ Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSG SYSTEMS INTERNATIONAL, INC.
By:	/s/ BRIAN A. SHEPHERD
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD H. COOPER	Chair of the Board of Directors	February 20, 2025
Ronald H. Cooper

/s/ BRIAN A. SHEPHERD	Director, President and Chief Executive Officer	February 20, 2025
Brian A. Shepherd	(Principal Executive Officer)

/s/ HAI TRAN	Chief Financial Officer	February 20, 2025
Hai Tran	(Principal Financial Officer)

/s/ LORI J. SZWANEK	Chief Accounting Officer	February 20, 2025
Lori J. Szwanek	(Principal Accounting Officer)

/s/ RACHEL A. BARGER	Director	February 20, 2025
Rachel A. Barger

/s/ DAVID G. BARNES	Director	February 20, 2025
David G. Barnes

/s/ GREGORY A. CONLEY	Director	February 20, 2025
Gregory A. Conley

/s/ MARWAN H. FAWAZ	Director	February 20, 2025
Marwan H. Fawaz

/s/ SAMANTHA GREENBERG	Director	February 20, 2025
Samantha Greenberg

/s/ RAJAN NAIK	Director	February 20, 2025
Rajan Naik

/s/ HAIYAN SONG	Director	February 20, 2025
Haiyan Song

/s/ SILVIO TAVARES	Director	February 20, 2025
Silvio Tavares

/s/ TSE LI YANG	Director	February 20, 2025
Tse Li Yang