Form 10-Q
period 2025-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2025-05-08
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 28,976,940 shares of common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2025

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$136,024	$161,789
Settlement and merchant reserve assets	274,228	343,235
Trade accounts receivable:
Billed, net of allowance of $4,152 and $3,041	265,174	266,903
Unbilled	87,719	80,173
Income taxes receivable	2,573	2,600
Other current assets	42,766	46,182
Total current assets	808,484	900,882
Non-current assets:
Property and equipment, net of depreciation of $137,571 and $133,514	63,659	56,595
Operating lease right-of-use assets	17,565	24,166
Software, net of amortization of $158,338 and $154,648	22,480	19,927
Goodwill	319,371	316,041
Acquired customer contracts, net of amortization of $137,719 and $133,279	36,679	39,377
Customer contract costs, net of amortization of $48,008 and $44,587	63,294	60,809
Deferred income taxes	75,757	73,295
Other assets	11,715	9,595
Total non-current assets	610,520	599,805
Total assets	$1,419,004	$1,500,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$7,500
Operating lease liabilities	5,008	11,067
Customer deposits	36,928	41,448
Trade accounts payable	31,397	36,370
Accrued employee compensation	49,319	67,944
Settlement and merchant reserve liabilities	271,750	341,924
Deferred revenue	62,683	54,424
Income taxes payable	12,177	7,802
Other current liabilities	51,492	46,730
Total current liabilities	520,754	615,209
Non-current liabilities:
Long-term debt, net of unamortized discounts of $13,071 and $12,128	537,554	530,997
Operating lease liabilities	23,563	25,020
Deferred revenue	25,925	26,469
Income taxes payable	2,849	2,732
Deferred income taxes	99	94
Other non-current liabilities	25,165	17,597
Total non-current liabilities	615,155	602,909
Total liabilities	1,135,909	1,218,118
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 29,104 and 28,854 shares outstanding	722	718
Additional paid-in capital	514,575	518,215
Treasury stock, at cost; 41,737 and 41,583 shares	(1,203,651)	(1,194,224)
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(55,467)	(62,290)
Accumulated earnings	1,026,916	1,020,150
Total stockholders' equity	283,095	282,569
Total liabilities and stockholders' equity	$1,419,004	$1,500,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2025	March 31, 2024
Revenue	$299,453	$295,135

Cost of revenue (exclusive of depreciation, shown separately below)	154,498	157,887
Other operating expenses:
Research and development	40,902	36,095
Selling, general and administrative	62,289	61,722
Depreciation	5,013	5,636
Restructuring and reorganization charges	7,368	1,998
Total operating expenses	270,070	263,338
Operating income	29,383	31,797
Other income (expense):
Interest expense	(7,198)	(7,506)
Interest income	1,912	2,616
Loss on debt extinguishment	(453)	-
Other, net	(2,153)	558
Total other	(7,892)	(4,332)
Income before income taxes	21,491	27,465
Income tax provision	(5,361)	(7,998)
Net income	$16,130	$19,467

Weighted-average shares outstanding:
Basic	27,815	28,516
Diluted	28,267	28,797

Earnings per common share:
Basic	$0.58	$0.68
Diluted	0.57	0.68

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2025	March 31, 2024
Net income	$16,130	$19,467
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,823	(4,975)
Other comprehensive income (loss), net of tax	6,823	(4,975)
Total comprehensive income, net of tax	$22,953	$14,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2025:
BALANCE, January 1, 2025	28,854	$718	$518,215	$(1,194,224)	$(62,290)	$1,020,150	$282,569
Comprehensive income:
Net income	-	-	-	-	-	16,130
Foreign currency translation adjustments	-	-	-	-	6,823	-
Total comprehensive income							22,953
Repurchase of common stock	(358)	(2)	(12,807)	(9,427)	-	-	(22,236)
Issuance of common stock pursuant to employee stock purchase plan	15	-	769	-	-	-	769
Issuance of restricted common stock pursuant to stock-based compensation plans	608	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(15)	-	-	-	-	-	-
Stock-based compensation expense	-	-	8,404	-	-	-	8,404
Dividends	-	-	-	-	-	(9,364)	(9,364)
BALANCE, March 31, 2025	29,104	$722	$514,575	$(1,203,651)	$(55,467)	$1,026,916	$283,095

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2024:
BALANCE, January 1, 2024	29,541	$713	$490,947	$(1,136,055)	$(50,413)	$968,134	$273,326
Comprehensive income:
Net income	-	-	-	-	-	19,467
Foreign currency translation adjustments	-	-	-	-	(4,975)	-
Total comprehensive income							14,492
Repurchase of common stock	(344)	(2)	(8,538)	(9,683)	-	-	(18,223)
Issuance of common stock pursuant to employee stock purchase plan	20	-	866	-	-	-	866
Issuance of restricted common stock pursuant to stock-based compensation plans	573	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,736	-	-	-	7,736
Dividends	-	-	-	-	-	(8,857)	(8,857)
BALANCE, March 31, 2024	29,779	$717	$491,005	$(1,145,738)	$(55,388)	$978,744	$269,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$16,130	$19,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	5,013	5,636
Amortization	12,164	11,309
Loss on debt extinguishment	453	-
(Gain) loss on unrealized foreign currency transactions, net	522	(352)
Deferred income taxes	(2,067)	7,859
Stock-based compensation	8,404	7,736
Changes in operating assets and liabilities:
Trade accounts receivable, net	(4,838)	(10,959)
Other current and non-current assets and liabilities	(2,400)	(9,827)
Income taxes payable/receivable	4,529	(3,158)
Trade accounts payable and accrued liabilities	(33,074)	(59,581)
Deferred revenue	6,633	2,519
Net cash provided by (used in) operating activities	11,469	(29,351)

Cash flows from investing activities:
Purchases of software, property, and equipment	(4,401)	(4,774)
Receipts from sale of software, property, and equipment	152	-
Net cash used in investing activities	(4,249)	(4,774)

Cash flows from financing activities:
Proceeds from issuance of common stock	769	866
Payments of cash dividends	(9,460)	(9,463)
Repurchases of common stock	(22,396)	(17,973)
Deferred acquisition payments	(314)	(488)
Proceeds from long-term debt	150,625	-
Payments on long-term debt	(150,625)	(1,875)
Payments of debt financing costs	(2,258)	-
Payments on financing obligations	(590)	-
Settlement and merchant reserve activity	(70,211)	(82,212)
Net cash used in financing activities	(104,460)	(111,145)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	2,488	(1,962)

Net decrease in cash, cash equivalents, and restricted cash	(94,752)	(147,232)

Cash, cash equivalents, and restricted cash, beginning of period	506,763	463,876
Cash, cash equivalents, and restricted cash, end of period	$412,011	$316,644

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$10,181	$10,898
Income taxes	2,964	3,288

Non-cash investing and financing activities-
Software, property, and equipment included in current and non-current liabilities	11,526	-

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$136,024	$120,810
Settlement and merchant reserve assets	274,228	192,962
Restricted cash included in current and non-current assets	1,759	2,872
Total cash, cash equivalents, and restricted cash	$412,011	$316,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CSG Systems International, Inc. (the "Company", "CSG", or forms of the pronoun "we") have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and for the quarters ended March 31, 2025 and 2024, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2025 are not necessarily indicative of the expected results for the entire year ending December 31, 2025.

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

Revenue. As of March 31, 2025, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.8 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize over 70% of this amount by the end of 2027, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our SaaS and related solutions customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2025 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters ended March 31, 2025 and 2024 was as follows (in thousands):

	Quarter Ended
	March 31, 2025	March 31, 2024
SaaS and related solutions	$269,940	$261,695
Software and services	18,623	22,394
Maintenance	10,890	11,046
Total revenue	$299,453	$295,135

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters ended March 31, 2025 and 2024, as a percentage of our total revenue, was as follows:

	Quarter Ended
	March 31, 2025	March 31, 2024
Americas (principally the U.S.)	87%	86%
Europe, Middle East, and Africa (principally Europe)	9%	9%
Asia Pacific	4%	5%
Total revenue	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for the quarters ended March 31, 2025 and 2024, as a percentage of our total revenue, was as follows:

	Quarter Ended
	March 31, 2025	March 31, 2024
Broadband/Cable/Satellite	50%	51%
Telecommunications	17%	19%
Other	33%	30%
Total revenue	100%	100%

Deferred revenue recognized during the quarters ended March 31, 2025 and 2024 was $19.7 million and $19.1 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, our cash equivalents consist primarily of time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. As of March 31, 2025 and December 31, 2024, we had $1.8 million and $1.7 million, respectively, of restricted cash that mainly serves to collateralize bank and performance guarantees included in other current and non-current assets in our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$263,469	$260,991	$330,769	$329,458
Merchant reserve assets/liabilities	10,759	10,759	12,466	12,466
Total	$274,228	$271,750	$343,235	$341,924

Financial Instruments. Our financial instruments as of March 31, 2025 and December 31, 2024 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value. Realized and unrealized gains and losses were not material in any period presented.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Credit Agreement (carrying value)	$125,625	$125,625	$-	$-
2023 Convertible Notes (par value)	425,000	460,063	425,000	429,144
2021 Credit Agreement (carrying value including current maturities)	-	-	125,625	125,625

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair values of our credit agreements were estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs. See Note 5 for a discussion regarding our debt.

Accounting Pronouncements Issued but Not Yet Effective. In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to disclose more detailed information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The adoption of this standard only impacts disclosures and is not expected to have a material impact on our Financial Statements.

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

3. SEGMENT REPORTING AND CUSTOMER CONCENTRATION

Segment Information. Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. We have evaluated how our CODM has organized the Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis, and as a result, we have concluded that as of March 31, 2025, there is one reportable segment.

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

We regularly provide our CODM a reporting package that shows our results by functional expense, similar to our Income Statements. However, for purposes of this reporting package, depreciation is included in these functional expense categories, rather than broken out separately. Additionally, certain expenses such as restructuring and reorganization charges, executive transition costs, and acquisition-related charges, along with non-cash charges such as stock-based compensation and amortization of acquired intangibles, are excluded. The following table provides the significant expenses that are regularly provided to our CODM for our one segment, the required disclosable amounts that are included in consolidated net income, and a reconciliation to consolidated net income for the quarters ended March 31, 2025 and 2024:

	Quarter Ended
	March 31, 2025	March 31, 2024
Revenue	$299,453	$295,135
Less:
Cost of revenue:
Transaction fees	27,901	25,062
All other (1)	125,233	133,323
Total cost of revenue	153,134	158,385
Research and development (1)	39,816	36,070
Selling and marketing (1)	26,673	29,199
General and administrative (1)	28,356	26,614
Restructuring and reorganization charges (1)	7,368	1,998
Stock-based compensation	8,712	7,869
Other segment items (2)	6,705	29
Interest expense	7,198	7,506
Income tax provision	5,361	7,998
Segment net income	16,130	19,467
Reconciliation of profit or loss:
Adjustments and reconciling items	-	-
Consolidated net income	$16,130	$19,467
(1)
These functional expense lines include depreciation expense, which is presented separately on our Income Statements.
(2)
Other segment items include acquisition-related costs (both transaction-related and amortization of acquired intangible assets), executive transition costs, interest income, loss on extinguishment of debt, and foreign currency gains/losses.

Depreciation expense and interest income are separately disclosed on our Income Statements. Amortization expense is separately disclosed on our Statements of Cash Flows and is discussed in Note 4.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2025 were as follows (in thousands):

January 1, 2025, balance	$316,041
Effects of changes in foreign currency exchange rates	3,330
March 31, 2025, balance	$319,371

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software. As of March 31, 2025 and December 31, 2024, the carrying values of these assets were as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$174,398	$(137,719)	$36,679	$172,656	$(133,279)	$39,377
Software	180,818	(158,338)	22,480	174,575	(154,648)	19,927
Total other intangible assets	$355,216	$(296,057)	$59,159	$347,231	$(287,927)	$59,304

The total amortization expense related to other intangible assets for the first quarters of 2025 and 2024 was $6.6 million and $5.4 million, respectively. Based on the March 31, 2025 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 is: 2025 - $25.0 million; 2026 - $17.0 million; 2027 - $8.4 million; 2028 - $4.6 million; and 2029 - $3.5 million.

Customer Contract Costs. As of March 31, 2025 and December 31, 2024, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$111,302	$(48,008)	$63,294	$105,396	$(44,587)	$60,809

The total amortization expense related to customer contract costs for the first quarters of 2025 and 2024 was $4.7 million and $5.0 million, respectively.

5. DEBT

As of March 31, 2025 and December 31, 2024, our long-term debt was as follows (in thousands):

	March 31, 2025	December 31, 2024
2025 Credit Agreement:
$600 million revolving loan facility, due March 2030, interest at adjusted SOFR plus applicable margin (combined rate of 5.764% at March 31, 2025)	$125,625	$-
Less – deferred financing costs	(3,121)	-
2025 Term Loan, net of unamortized discounts	122,504	-
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	425,000	425,000
Less – deferred financing costs	(9,950)	(10,618)
2023 Convertible Notes, net of unamortized discounts	415,050	414,382
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 5.804% at December 31, 2024)	-	125,625
Less – deferred financing costs	-	(1,510)
2021 Term Loan, net of unamortized discounts	-	124,115
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	-
Total debt, net of unamortized discounts	537,554	538,497
Current portion of long-term debt	-	(7,500)
Long-term debt, net of unamortized discounts	$537,554	$530,997

2025 Credit Agreement. In March 2025, we entered into a $600.0 million five-year debt arrangement (the "2025 Credit Agreement") with a consortium of banks. The 2025 Credit Agreement consists of a $600.0 million aggregate principal five-year revolving loan facility (the "2025 Revolver") due March 2030 (subject to a springing maturity of 91 days prior to the maturity date of certain of our long-term indebtedness if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $127.0 million and 50% of consolidated EBITDA (subject to certain exceptions as defined in the 2025 Credit Agreement)). The 2025 Credit Agreement replaced our $600.0 million five-year credit agreement entered into in September 2021 (the “2021 Credit Agreement”), which consisted of: (i) $150.0 million aggregate principal five-year term loan (the "2021 Term Loan"); and (ii) $450.0 million revolving loan facility (the "2021 Revolver").

Upon execution of the 2025 Credit Agreement, we withdrew $140.6 million from the 2025 Revolver. These funds were used to repay: (i) the outstanding $125.6 million balance of 2021 Term Loan; (ii) the outstanding $10.0 million balance of 2021 Revolver that we withdrew during the first quarter of 2025; and (iii) certain fees and expenses in connection with the new debt arrangement, with the remainder to be used for general corporate purposes.

The interest rates under the 2025 Credit Agreement are based upon our choice of an adjusted Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 1.375% - 2.125%, or an alternate base rate ("ABR") plus an applicable margin of 0.375% - 1.125%, with the applicable margin, depending on our then-net secured total leverage ratio. We pay a commitment fee of 0.150% - 0.325% of the average daily unused amount of the 2025 Revolver, with the commitment fee rate also dependent upon our then-net secured total leverage ratio.

The 2025 Credit Agreement requires quarterly commitment fee payments and interest payments based on the interest election period. The 2025 Credit Agreement contains certain customary prepayment or repayment provisions. As specified in the 2025 Credit Agreement, if certain customary events were to occur, we may be required to pay all amounts outstanding under the 2025 Credit Agreement, together with interest payable thereon.

The 2025 Credit Agreement contains customary affirmative covenants. In addition, the 2025 Credit Agreement has customary negative covenants that places limits on our ability to: (i) incur additional indebtedness; (ii) create liens on its property; (iii) make investments; (iv) enter into mergers and consolidations; (v) sell assets; (vi) declare dividends or repurchase shares; (vii) engage in certain transactions with affiliates; (viii) prepay certain indebtedness; and (ix) issue capital stock of subsidiaries. We must also meet a total net leverage ratio financial covenant.

As of March 31, 2025, we had $125.6 million outstanding on our 2025 Revolver, and had issued a standby letter of credit for $0.3 million that count against our available 2025 Revolver balance, leaving $474.1 million available to us.

In conjunction with the closing of the 2025 Credit Agreement, we incurred total debt financing costs of $2.3 million. As certain lenders from the 2021 Credit Agreement chose not to participate in the 2025 Credit Agreement we recognized a loss on extinguishment of $0.5 million, which related to the write-off of unamortized debt issuance costs. The remaining $0.9 million of unamortized debt issuance costs related to the 2021 Credit Agreement, when combined with the $2.3 million of debt financing costs related to 2025 Credit Agreement, totaled $3.2 million and are being amortized to interest expense over the term of the 2025 Credit Agreement.

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

We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of March 31, 2025, none of the conditions to early convert have been met.

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

In connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). As of March 31, 2025, all the Capped Call Transactions were outstanding and cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.

Other. We finance certain of our internal use software. During the first quarter of 2025, we entered into two additional financing agreements at a total cost of $4.4 million with payments through 2029. As of March 31, 2025 and December 31, 2024, we had $11.5 million and $8.5 million, respectively, outstanding under these agreements, of which $5.9 million and $4.2 million, respectively, were included in current liabilities and $5.6 million and $4.3 million, respectively, were included in non-current liabilities in our Balance Sheets. These arrangements are treated as non-cash investing and financing activities for purposes of our Condensed Consolidated Statements of Cash Flows ("Statements of Cash Flows").

Additionally, during the first quarter of 2025, we extended our agreement with our outsourced computing services provider (see Note 8) and elected to extend our current data center environment through 2028, which required us to reassess the lease classification. As a result, we recorded a finance lease asset of $11.6 million at March 31, 2025, of which $3.6 million was included in other current liabilities and $8.0 million was included in other non-current liabilities on our Balance Sheet.

6. ACQUISITIONS

iCheckGateway.com, LLC. On June 3, 2024, we acquired 100% of the equity of iCheckGateway.com, LLC (“iCG”), an ACH and credit card payment processing company. We acquired iCG to further expand the industry verticals we serve and to provide opportunities for the continued growth of our business. The acquisition date fair value of the consideration transferred was $17.6 million in cash paid upon close.

The iCG acquisition includes provisions for up to $15.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through June 3, 2027. As of March 31, 2025, we accrued $7.3 million related to the potential earn-out payments.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ), and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, approximately $14 million paid upon close and the remaining consideration of approximately $2 million to be paid through 2025, subject to certain reductions, as applicable. During the first quarter of 2025, we made the final deferred purchase price payment of $0.3 million.

The DGIT acquisition includes provisions for up to approximately $13 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through December 31, 2026. Through March 31, 2025, $0.4 million of the earn-out had been achieved and was paid, including $0.1 million paid in the first quarter of 2025. As of March 31, 2025, we have accrued an additional $1.3 million related to potential future earn-out payments.

7. RESTRUCTURING AND REORGANIZATION CHARGES

During the first quarters of 2025 and 2024, we recorded restructuring and reorganization charges of $7.4 million and $2.0 million, respectively.

During the first quarter of 2025, we implemented the following restructuring and reorganizational activities:

•
We reduced our global workforce by approximately 125 employees, as part of cost efficiency actions to optimize our capacity and better align our resources. As a result, we incurred restructuring charges related to involuntary terminations of $6.6 million.
•
At the end of March 2025, we announced that we were going to close our design and delivery center in Crawfordville, Florida in August 2025. All processing volume currently done at this location will be transitioned to our two other design and delivery facilities. The closing of this facility will result in the elimination of approximately 100 employees in Florida, which will be done in phases beginning in June 2025, however, additional hires will be made at the other locations to absorb the additional volumes. The total estimated cost of this facility closure, to include involuntary termination costs, relocation costs, accelerated depreciation, and decommissioning work is expected to be approximately $5 million, and is expected to be incurred almost entirely during the remainder of 2025.

The activity in the restructuring and reorganization reserves during the first quarter of 2025 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2025, balance	$1,202	$2,520	$3,722
Charged to expense during period	6,550	818	7,368
Cash payments	(5,264)	(2,078)	(7,342)
Other	(348)	-	(348)
March 31, 2025, balance	$2,140	$1,260	$3,400

During the first quarter of 2025, we paid $1.3 million related to the exit of a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018.

As of March 31, 2025, all restructuring and reorganization reserves were included in current liabilities.

8. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Service Agreements. In March 2025, we extended our agreement with Ensono, Inc. to provide us with outsourced computing services through December 31, 2032. As part of this extension, we elected to extend our current data center environment through 2028, which resulted in the lease classification of the data center environment being reassessed. The data center environment is now being accounted for as a finance lease and is recorded in property and equipment with the corresponding liability in other current and non-current liabilities on our Balance Sheet.

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of March 31, 2025, we had $1.8 million of restricted assets used to collateralize these guarantees, which are included in other non-current assets in our Balance Sheet.

We have performance guarantees in the form of surety bonds and standby letters of credit, along with money transmitter bonds, issued through third-parties that are not required to be reflected on our Balance Sheets. As of March 31, 2025, we had performance guarantees of $3.9 million, which includes $0.3 million in a standby letter of credit. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of March 31, 2025, we had total aggregate money transmitter bonds of $23.3 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2025, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our non-performance for any past or current arrangements with our customers.

Sales and Use Tax. In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. We continually assess our sales and use tax exposure and as of March 31, 2025, we believe that we have adequate reserves to cover any taxes owed and related penalties and interest. While we believe that the assumptions and estimates used to determine these liabilities are reasonable, the ultimate outcome of these matters cannot be certain, and we will adjust these estimated liabilities as new information becomes available.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2025. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

9. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to common shares is included in the following table (in thousands):

	Quarter Ended
	March 31, 2025	March 31, 2024
Basic weighted-average common shares	27,815	28,516
Dilutive effect of restricted common stock	452	281
Diluted weighted-average common shares	28,267	28,797

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

10. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the first quarters of 2025 and 2024, we repurchased approximately 153,000 shares of our common stock for $9.6 million (weighted-average price of $62.65 per share), and approximately 185,000 shares of our common stock for $9.6 million (weighted-average price of $51.96 per share), respectively, under a SEC Rule 10b5-1 Plan. The excise tax imposed on share repurchases, which is included as a cost of treasury stock, is not reflected in the amounts above.

As of March 31, 2025, the total remaining value of shares available for repurchase under the Stock Repurchase Program totaled $128.4 million, with the amount authorized for repurchase through December 31, 2025.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the first quarters of 2025 and 2024, we repurchased and then cancelled approximately 204,000 shares of common stock for $12.8 million and approximately 159,000 shares of common stock for $8.5 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plan.

Cash Dividends. During the first quarter of 2025, our Board approved a quarterly cash dividend of $0.32 per share of common stock, totaling $9.4 million. During the first quarter of 2024, our Board approved a quarterly cash dividend of $0.30 per share of common stock, totaling $8.9 million. As of March 31, 2025 and 2024, we had $10.2 million and $1.4 million, respectively, of dividends accrued, which are included in other current and non-current liabilities in our Balance Sheets. The increase in accrued dividends for 2025 relates primarily to our first quarter of 2025 dividends that were declared in March, but will be paid in April.

Stock-Based Awards. During the first quarter of 2025 we granted restricted stock awards to key members of management in the form of: (i) performance-based awards of approximately 170,000 restricted common stock shares, of which the majority will vest in the first quarter of 2027 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 51,000 restricted common stock shares, which vest in the first quarter of 2028 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control (as defined) and the subsequent involuntary termination of employment.

During the first quarter of 2025, we also granted restricted stock awards to key members of management in the form of time-based awards of approximately 355,000 restricted common stock shares, which vest annually over three years with no restrictions other than the passage of time. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the first quarters of 2025 and 2024 of $8.4 million and $7.7 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2024 10-K.

Forward-Looking Statements

This report contains a number of forward-looking statements relative to our future plans and our expectations concerning our business and the industries we serve. These forward-looking statements are based on assumptions about a number of important factors and involve risks and uncertainties that could cause actual results to differ materially from estimates contained in the forward-looking statements. Some of the risks that are foreseen by management are outlined within Part I, Item 1A. Risk Factors of our 2024 10-K. Readers are strongly encouraged to review that section closely in conjunction with MD&A.

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

Macroeconomic Outlook

Current geopolitical and economic uncertainties, including inflation, tariffs and changes in trade policy, supply chain disruptions, and labor shortages, could adversely affect our business. The potential impact to our business could depend on multiple factors, including the duration and potential expansion of tariffs, retaliatory measures by impacted exporting countries, inflationary effects, and broader macroeconomic responses. Because we cannot predict the impact these events could have on current economic conditions or our business, there is no assurance that we will be able to fully mitigate the financial and competitive impacts related to such uncertainties, any of which could have a material adverse effect on our results of operations.

Management Overview of Quarterly Results

First Quarter Highlights. A summary of our results of operations for the first quarter of 2025, when compared to the first quarter of 2024, is as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2025	March 31, 2024
Revenue	$299,453	$295,135
Transaction fees (1)	27,901	25,062
Operating results:
Operating income	$29,383	$31,797
Operating margin percentage	9.8%	10.8%
Diluted EPS	$0.57	$0.68
Supplemental data:
Restructuring and reorganization charges (2)	$7,368	$1,998
Executive transition costs	-	352
Acquisition-related costs:
Amortization of acquired intangible assets	3,453	2,852
Earn-out compensation	2,559	-
Stock-based compensation (2)	8,712	7,869
Loss on extinguishment of debt	453	-
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

Revenue. Revenue for the first quarter of 2025 was $299.5 million, a 1.5% increase when compared to revenue of $295.1 million for the first quarter of 2024. The increase in revenue is primarily attributed to the revenue generated from the businesses acquired in the second quarter of 2024.

Operating Results. Operating income for the first quarter of 2025 was $29.4 million, or a 9.8% operating margin percentage, compared to $31.8 million, or a 10.8% operating margin percentage for the first quarter of 2024. The decrease in operating income is mainly attributed to the increase in restructuring and reorganization charges in the first quarter of 2025.

Diluted EPS. Diluted EPS for the first quarter of 2025 was $0.57 compared to $0.68 for the first quarter of 2024, with the decrease reflective of the higher restructuring and reorganization charges.

Cash and Cash Flows. As of March 31, 2025, we had cash and cash equivalents of $136.0 million, as compared to $161.8 million as of December 31, 2024. Our cash flows provided by operating activities for the first quarter of 2025 were $11.5 million. See the Liquidity section below for further discussion of our cash flows.

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

Customer Concentration. We have significant customer concentration, with the following two customers exceeding 10% of our revenue (in thousands, except percentages):

	Quarter Ended
	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$57,602	19%	$59,733	19%	$60,849	21%
Comcast	52,759	18%	58,935	19%	52,804	18%

The percentages of net billed accounts receivable balances attributable to these customers as of the dates indicated were as follows:

	As of
	March 31, 2025	December 31, 2024	March 31, 2024
Charter	20%	20%	21%
Comcast	17%	17%	18%

See our 2024 10-K for additional discussion of our business relationships and contractual terms with Charter and Comcast.

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

Critical Accounting Policies and Estimates

The preparation of our Financial Statements in conformity with U.S. GAAP requires us to select appropriate accounting policies, and to make judgments and estimates affecting the application of those accounting policies. On an ongoing basis, we evaluate our estimates and assumptions. In applying our accounting policies and estimates, different business conditions or the use of different assumptions may result in materially different amounts reported in our Financial Statements.

We have identified the most critical accounting policies and estimates that affect our financial position and the results of our operations. Those critical accounting policies and estimates were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies and estimates identified relate to the following items: (i) revenue recognition; (ii) income taxes; and (iii) loss contingencies. These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2024 10-K.

Results of Operations

Revenue. Total revenue for the first quarter of 2025 was $299.5 million, a 1.5% increase when compared to $295.1 million for the first quarter of 2024.

Revenue by type for the first quarters of 2025 and 2024 was as follows (in thousands):

	Quarter Ended
	March 31, 2025	March 31, 2024
SaaS and related solutions	$269,940	$261,695
Software and services	18,623	22,394
Maintenance	10,890	11,046
Total revenue	$299,453	$295,135

The increase in revenue is primarily due to the continued growth of our SaaS and related solutions revenue, to include the revenue generated from the businesses acquired during the second quarter of 2024 (see Note 6 to our Financial Statements). These acquired businesses contributed approximately $5.5 million of revenue during the quarter ended March 31, 2025. These increases were offset to a certain degree by the lower software and services revenue for the quarter.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the first quarters of 2025 and 2024 was as follows (in thousands):

	Quarter Ended
	March 31, 2025	March 31, 2024
Americas (principally the U.S.)	$259,347	$254,538
Europe, Middle East, and Africa	27,035	26,829
Asia Pacific	13,071	13,768
Total revenue	$299,453	$295,135

Total Operating Expenses. Total operating expenses for the first quarter of 2025 were $270.1 million, a 2.6% increase when compared to $263.3 million for the first quarter of 2024. The increase in total operating expenses is mainly a result of the increases in restructuring and reorganization charges, discussed below, and the additional costs from the acquired businesses, to include acquired intangible asset amortization and earn-out compensation.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the first quarter of 2025 was $154.5 million, a 2.1% decrease when compared to $157.9 million for the first quarter of 2024. The decrease in cost of revenue during the first quarter of 2025 is mainly attributed to lower employee-related costs, due to the reallocation of resources to development projects and deferred costs related to SaaS implementation projects. This decrease is partially offset by the increased costs reflective of the increase in SaaS and related solutions revenue between periods, to include the acquired businesses. Total cost of revenue as a percentage of revenue for the first quarters of 2025 and 2024 was 51.6% and 53.5%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the first quarter of 2025 was $40.9 million, a 13.3% increase when compared to $36.1 million for the first quarter of 2024. The increase in R&D expense between periods is attributed primarily to increased R&D investments in our faster growing SaaS solutions, such as Ascendon monetization and payments, and the impact of the acquisitions that we closed in 2024. Delivering future-ready solutions that have best-in-industry innovation (including new AI capabilities) is a key competitive advantage for us. As a percentage of total revenue, R&D expense for the first quarters of 2025 and 2024 was 13.7% and 12.2%, respectively.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the first quarter of 2025 was $62.3 million, a slight increase when compared to $61.7 million for the first quarter of 2024, with the increase mainly attributed to acquisition-related earn-out compensation. As a percentage of total revenue, SG&A expense for the first quarters of 2025 and 2024 was 20.8% and 20.9%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the first quarter of 2025 were $7.4 million, a $5.4 million increase when compared to $2.0 million for the first quarter of 2024. The restructuring and reorganization charges for the first quarter of 2025 relate mainly to cost efficiency actions to optimize our capacity and better align resources, which have resulted in restructuring charges of $6.6 million related to involuntary terminations.

In March 2025, we announced that we would be closing our design and delivery center in Crawfordville, Florida in August 2025. As a result, we expect to incur approximately $5 million of additional restructuring and reorganization charges related to this closure, which is expected to be incurred almost entirely during the remainder of 2025.

See Note 7 to our Financial Statements for additional discussion.

Operating Income. Operating income for the first quarter of 2025 was $29.4 million, or 9.8% of total revenue, compared to $31.8 million, or 10.8% of total revenue for the first quarter of 2024. The decrease in operating income for the first quarter of 2025 is mainly attributed to the increase in restructuring and reorganization charges in the first quarter of 2025.

Interest Income. Interest income for the first quarter of 2025 was $1.9 million, a $0.7 million decrease when compared to $2.6 million for the first quarter of 2024, with the decrease primarily attributed to lower cash balances being swept into overnight money market accounts on a daily basis combined with lower interest rates between periods.

Loss on Extinguishment of Debt. In March 2025, we entered into the 2025 Credit Agreement, which replaced the 2021 Credit Agreement (see Note 5 to our Financial Statements). As a result, we incurred a loss of $0.5 million related to the write-off of debt issuance costs.

Other, net. Other, net for the first quarter of 2025 was $2.2 million of other expense, a $2.8 million change from $0.6 million of other income for the first quarter of 2024, with the change primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the first quarters of 2025 and 2024 were 25% and 29%, respectively. Our estimated full year 2025 effective income tax rate is approximately 28%. Our effective tax rate during the first quarter of 2025 was lower than the estimated full year rate due to the benefits realized from the vesting of stock awards during the first quarter.

Liquidity

Cash and Liquidity. As of March 31, 2025, our principal sources of liquidity included cash and cash equivalents of $136.0 million, compared to $161.8 million as of December 31, 2024.

During the first quarter of 2025, we entered into the 2025 Credit Agreement, which consists of a $600.0 million five-year revolver, the 2025 Revolver, which replaced our $600.0 million five-year credit agreement entered into September 2021, the 2021 Credit Agreement. As of March 31, 2025, we had $125.6 million outstanding on the 2025 Revolver, and have issued a standby letter of credit for $0.3 million that counts against the available 2025 Revolver balance, leaving $474.1 million available to us. The 2025 Credit Agreement contains customary affirmative, negative, and financial covenants. As of March 31, 2025, and the date of this filing, we believe we are in compliance with the provisions of the 2025 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2025	December 31, 2024
Americas (principally the U.S.)	$85,375	$102,417
Europe, Middle East, and Africa	37,168	43,609
Asia Pacific	13,481	15,763
Total cash and cash equivalents	$136,024	$161,789

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of March 31, 2025 and December 31, 2024, we had $1.8 million and $1.7 million, respectively, of cash restricted as to use primarily to collateralize guarantees included in our non-current asset balance. In addition, as of March 31, 2025 and December 31, 2024, we had $274.2 million and $343.2 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

Cash Flows from Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, impairments, gain/loss on items such as investments, lease modifications, and debt extinguishments/conversions, unrealized foreign currency transactions gain/loss, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2024 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2025:
March 31 (1)	$40,619	$(29,150)	$11,469

2024:
March 31 (2)	$51,655	$(81,006)	$(29,351)
(1)
Cash flows from operating activities for the first quarter of 2025 reflect the impact of the payment of the 2024 year-end accrued employee incentive compensation.
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

Significant fluctuations in key operating assets and liabilities between 2025 and 2024 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2025:
March 31	$269,326	$(4,152)	$265,174	66

2024:
March 31	$281,051	$(5,692)	$275,359	67

As of March 31, 2025 and 2024, approximately 96% and 95%, respectively, of our net billed trade accounts receivable balances were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable increased $7.5 million to $87.7 million as of March 31, 2025, from $80.2 million as of December 31, 2024. These unbilled trade accounts receivable balances relate primarily to implementation projects where various milestone billing dates have not yet been reached or are delayed and to timing related to billing cutoff or contractual billing dates. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation decreased $18.6 million to $49.3 million as of March 31, 2025, from $67.9 million as of December 31, 2024, due primarily to the payment of the 2024 employee incentive compensation during the first quarter of 2025 that was fully accrued at December 31, 2024.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, which are discussed below.

Purchases of Software, Property, and Equipment

Our capital expenditures for the first quarters of 2025 and 2024 for software, property, and equipment were $4.4 million and $4.8 million, respectively, and consisted principally of investments in software and related equipment.

Cash Flows from Financing Activities. Our financing activities typically consist of activities with our common stock, various debt-related transactions, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the first quarters of 2025 and 2024, our Board approved dividends totaling $9.4 million and $8.9 million, respectively, and we made dividend payments of $9.5 million in both periods, with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During the first quarters of 2025 and 2024, we repurchased approximately 153,000 and 185,000 shares of our common stock, respectively, under our Stock Repurchase Program for $9.6 million and $9.6 million, respectively.

Additionally, outside of our Stock Repurchase Program, during the first quarters of 2025 and 2024, we repurchased from our employees and then canceled approximately 204,000 and 159,000 shares of our common stock, respectively, for $12.8 million and $8.5 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

During the first quarters of 2025 and 2024, we paid $22.4 million and $18.0 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement and the excise tax imposed on share repurchases.

See Note 10 to our Financial Statements for additional discussion of our repurchases of common stock.

Long-Term Debt

During the first quarter of 2025, we borrowed $10.0 million from our 2021 Revolver for general corporate purposes. In March 2025, we entered into the 2025 Credit Agreement and as a result, we borrowed $140.6 million under the 2025 Revolver and repaid: (i) the outstanding 2021 Term Loan principal balance of $125.6 million; (ii) the outstanding 2021 Revolver balance of $10.0 million; and (iii) $2.3 million of debt financing costs; with the remainder used for general corporate purposes. Prior to the end of the first quarter, we repaid $15.0 million of the 2025 Revolver, leaving us with an outstanding balance of $125.6 million.

During the first quarter of 2024, we made principal repayments on our 2021 Term Loan of $1.9 million.

See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the first quarters of 2025 and 2024, we had net settlement and merchant reserve activity of $70.2 million and $82.2 million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

See Note 2 to our Financial Statements for additional discussion of our settlement and merchant reserves.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds, performance bonds, and a standby letter of credit. These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 8 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of March 31, 2025, we had cash and cash equivalents of $136.0 million, of which approximately 60% was in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. In March 2025, we entered into the 2025 Credit Agreement which replaced our 2021 Credit Agreement. The 2025 Credit Agreement consists of a $600.0 million revolving loan facility, our 2025 Revolver. As of March 31, 2025, we had $125.6 million outstanding on the 2025 Revolver and issued a standby letter of credit for $0.3 million that counts against the available 2025 Revolver balance, currently leaving $474.1 million available to us. Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases and Cash Dividends. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of March 31, 2025, we had $128.4 million authorized for repurchase remaining under our Stock Repurchase Program, with all outstanding authorized repurchases to be completed by December 31, 2025. Our 2025 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the first quarter of 2025, we repurchased approximately 153,000 shares of our common stock for $9.6 million (weighted-average price of $62.65 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during the first quarter of 2025, we repurchased from our employees and then cancelled approximately 204,000 shares of our common stock for $12.8 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

During the first quarter of 2025, our Board declared dividends totaling $9.4 million. Going forward, we expect to pay cash dividends each year in January, April, July, and October, with the amount and timing subject to our Board’s approval.

We expect to return in excess of $100.0 million to our shareholders through combined common stock repurchases and cash dividends in 2025.

•
Acquisitions. As a result of our previous acquisition activity, during the first quarter of 2025 we made $0.3 million of deferred acquisition payments. Additionally, there are provisions for potential future earn-out payments for up to approximately $13.0 million for DGIT and $15.0 million for iCG tied to performance-based goals and a defined service period. The earn-out periods are through December 31, 2026 and June 3, 2027, respectively. As of March 31, 2025, we have accrued $8.6 million related to potential earn-out payments.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the 2018 acquisition of Forte Payment Systems, Inc., at a total cost of $9.9 million, of which $1.8 million was paid in 2023 and $5.6 million was paid in 2024. We paid $1.3 million during the first quarter of 2025, with the remaining $1.2 million to be paid in 2026.
•
Capital Expenditures. During the first quarter of 2025, we spent $4.4 million on capital expenditures. Additionally, in the first quarter of 2025 we entered into a new agreement with our outsourced data center environment provider in which we elected to maintain our current data center environment through 2028. As a result, the lease classification of the data center environment was reassessed and accounted for as a finance lease.
•
Financing Agreements. We have financing agreements for certain of our internal use software. During the first quarter of 2025, we paid $2.3 million related to these financing agreements, with an additional $3.9 million to be paid in 2025, $5.3 million to be paid in 2026, $2.2 million to be paid in 2027, and $0.3 million to be paid in 2028 and in 2029.
•
Long-Term Debt. As of March 31, 2025, our long-term debt consisted of the following: (i) 2025 Credit Agreement revolver borrowings of $125.6 million; and (ii) 2023 Convertible Notes in the principal aggregate amount of $425.0 million.

2025 Credit Agreement. The mandatory payments under our 2025 Credit Agreement for the next twelve months are the cash interest expense (based upon then-current interest rates) for the 2025 Revolver (assuming no further amounts are borrowed, and the amount is not paid down) of $7.3 million.

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

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash and cash equivalents balances and our 2025 Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next twelve months. We believe we could obtain additional capital through refinancing options or other debt sources which may be available to us if deemed appropriate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2025, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2023 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates on our 2025 Credit Agreement are based upon an adjusted SOFR rate (including a 0.10% credit spread adjustment) plus an applicable margin, or an ABR plus an applicable margin. See Note 5 to our Financial Statements for further details related to our long-term debt.

A hypothetical adverse change of 10% in the March 31, 2025 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of March 31, 2025 and December 31, 2024 were $136.0 million and $161.8 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, excess funds may be invested in low-risk institutional money market funds held at a major bank. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of March 31, 2025 and December 31, 2024, we had $274.2 million and $343.2 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of March 31, 2025, the fair value of the 2023 Convertible Notes was estimated at $460.1 million, using quoted market prices.

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

During the first quarter of 2025, we generated approximately 89% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of March 31, 2025. A hypothetical adverse change of 10% in the March 31, 2025 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2024 10-K. There were no material changes to the risk factors disclosed in our 2024 10-K during the first quarter of 2025. Reference is made to “Macroeconomic Outlook” in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations for additional potential risks and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the first quarter of 2025 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
January 1 - January 31	579	$49.81	-	$137,950,850
February 1 - February 28	133,083	64.27	59,714	$134,114,186
March 1 - March 31	223,495	61.87	93,510	$128,351,500
Total	357,157	$62.74	153,224
(1)
This column includes 203,933 shares that were not part of a publicly announced plan or program and that were purchased and cancelled in connection with stock incentive plans.
(2)
In August 2023, our Board authorized the repurchase of $100.0 million of common stock under our Stock Repurchase Program. In August 2024, our Board authorized an additional $100.0 million of common stock repurchases under our Stock Repurchase Program, with all outstanding authorized repurchases to be completed by December 31, 2025. See Note 10 to our Financial Statements for additional information regarding our share repurchases under our Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the first quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description
4.10

$600 Million Credit Agreement Dated As Of March 14, 2025, Among CSG Systems International, Inc., As Borrower, The Subsidiary Guarantors Party Hereto, Royal Bank Of Canada, As Administrative Agent, Collateral Agent, Swingline Lender And An Issuing Bank, Citizens Bank, N.A. And PNC Bank, National Association, As Co-Documentation Agents, The Lenders Party Hereto, And The Other Issuing Banks Party Hereto Royal Bank Of Canada, Wells Fargo Securities, LLC, HSBC Bank USA, N.A. And U.S. Bank National Association As Joint Lead Arrangers And Joint Bookrunners

10.28H*	Eighth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.28I*	Tenth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2025

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lori J. Szwanek
Lori J. Szwanek
Chief Accounting Officer
(Principal Accounting Officer)