Form 10-Q
period 2025-06-30
CSG SYSTEMS INTERNATIONAL INC
filed 2025-08-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 28,768,398 shares of common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended June 30, 2025

Item 1. Financial Information

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$145,875	$161,789
Settlement and merchant reserve assets	256,145	343,235
Trade accounts receivable:
Billed, net of allowance of $3,959 and $3,041	259,016	266,903
Unbilled	84,978	80,173
Income taxes receivable	10,897	2,600
Other current assets	47,183	46,182
Total current assets	804,094	900,882
Non-current assets:
Property and equipment, net of depreciation of $142,260 and $133,514	48,057	56,595
Operating lease right-of-use assets	16,557	24,166
Finance lease right-of-use assets	10,647	-
Software, net of amortization of $162,879 and $154,648	21,677	19,927
Goodwill	325,773	316,041
Acquired customer contracts, net of amortization of $143,546 and $133,279	34,071	39,377
Customer contract costs, net of amortization of $51,797 and $44,587	66,175	60,809
Deferred income taxes	77,019	73,295
Other assets	17,168	9,595
Total non-current assets	617,144	599,805
Total assets	$1,421,238	$1,500,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$7,500
Operating lease liabilities	4,649	11,067
Customer deposits	35,210	41,448
Trade accounts payable	40,279	36,370
Accrued employee compensation	60,952	67,944
Settlement and merchant reserve liabilities	253,085	341,924
Deferred revenue	62,251	54,424
Income taxes payable	211	7,802
Other current liabilities	59,325	46,730
Total current liabilities	515,962	615,209
Non-current liabilities:
Long-term debt, net of unamortized discounts of $12,233 and $12,128	537,767	530,997
Operating lease liabilities	22,524	25,020
Deferred revenue	26,198	26,469
Income taxes payable	2,903	2,732
Deferred income taxes	69	94
Other non-current liabilities	25,094	17,597
Total non-current liabilities	614,555	602,909
Total liabilities	1,130,517	1,218,118
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 28,877 and 28,854 shares outstanding	722	718
Additional paid-in capital	522,824	518,215
Treasury stock, at cost; 42,011 and 41,583 shares	(1,220,897)	(1,194,224)
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(41,892)	(62,290)
Accumulated earnings	1,029,964	1,020,150
Total stockholders' equity	290,721	282,569
Total liabilities and stockholders' equity	$1,421,238	$1,500,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$297,128	$290,318	$596,581	$585,453

Cost of revenue (exclusive of depreciation, shown separately below)	150,140	152,892	304,638	310,779
Other operating expenses:
Research and development	40,417	38,411	81,319	74,506
Selling, general and administrative	67,541	61,159	129,830	122,881
Depreciation	4,585	5,337	9,598	10,973
Restructuring and reorganization charges	4,588	7,099	11,956	9,097
Total operating expenses	267,271	264,898	537,341	528,236
Operating income	29,857	25,420	59,240	57,217
Other income (expense):
Interest expense	(7,399)	(7,698)	(14,597)	(15,204)
Interest income	1,070	2,103	2,982	4,719
Loss on debt extinguishment	-	-	(453)	-
Other, net	(3,598)	174	(5,751)	732
Total other	(9,927)	(5,421)	(17,819)	(9,753)
Income before income taxes	19,930	19,999	41,421	47,464
Income tax provision	(7,663)	(6,170)	(13,024)	(14,168)
Net income	$12,267	$13,829	$28,397	$33,296

Weighted-average shares outstanding:
Basic	27,843	28,546	27,829	28,531
Diluted	28,132	28,600	28,199	28,698

Earnings per common share:
Basic	$0.44	$0.48	$1.02	$1.17
Diluted	0.44	0.48	1.01	1.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$12,267	$13,829	$28,397	$33,296
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,575	(241)	20,398	(5,216)
Other comprehensive income (loss), net of tax	13,575	(241)	20,398	(5,216)
Total comprehensive income, net of tax	$25,842	$13,588	$48,795	$28,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Six Months Ended June 30, 2025:
BALANCE, January 1, 2025	28,854	$718	$518,215	$(1,194,224)	$(62,290)	$1,020,150	$282,569
Comprehensive income:
Net income	-	-	-	-	-	16,130
Foreign currency translation adjustments	-	-	-	-	6,823	-
Total comprehensive income							22,953
Repurchase of common stock	(358)	(2)	(12,807)	(9,427)	-	-	(22,236)
Issuance of common stock pursuant to employee stock purchase plan	15	-	769	-	-	-	769
Issuance of restricted common stock pursuant to stock-based compensation plans	608	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(15)	-	-	-	-	-	-
Stock-based compensation expense	-	-	8,404	-	-	-	8,404
Dividends	-	-	-	-	-	(9,364)	(9,364)
BALANCE, March 31, 2025	29,104	722	514,575	(1,203,651)	(55,467)	1,026,916	283,095
Comprehensive income:
Net income	-	-	-	-	-	12,267
Foreign currency translation adjustments	-	-	-	-	13,575	-
Total comprehensive income							25,842
Repurchase of common stock	(289)	-	(976)	(17,246)	-	-	(18,222)
Issuance of common stock pursuant to employee stock purchase plan	12	-	676	-	-	-	676
Issuance of restricted common stock pursuant to stock-based compensation plans	69	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(19)	-	-	-	-	-	-
Stock-based compensation expense	-	-	8,549	-	-	-	8,549
Dividends	-	-	-	-	-	(9,219)	(9,219)
BALANCE, June 30, 2025	28,877	$722	$522,824	$(1,220,897)	$(41,892)	$1,029,964	$290,721

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Six Months Ended June 30, 2024:
BALANCE, January 1, 2024	29,541	$713	$490,947	$(1,136,055)	$(50,413)	$968,134	$273,326
Comprehensive income:
Net income	-	-	-	-	-	19,467
Foreign currency translation adjustments	-	-	-	-	(4,975)	-
Total comprehensive income							14,492
Repurchase of common stock	(344)	(2)	(8,538)	(9,683)	-	-	(18,223)
Issuance of common stock pursuant to employee stock purchase plan	20	-	866	-	-	-	866
Issuance of restricted common stock pursuant to stock-based compensation plans	573	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,736	-	-	-	7,736
Dividends	-	-	-	-	-	(8,857)	(8,857)
BALANCE, March 31, 2024	29,779	717	491,005	(1,145,738)	(55,388)	978,744	269,340
Comprehensive income:
Net income	-	-	-	-	-	13,829
Foreign currency translation adjustments	-	-	-	-	(241)	-
Total comprehensive income							13,588
Repurchase of common stock	(228)	-	(397)	(9,804)	-	-	(10,201)
Issuance of common stock pursuant to employee stock purchase plan	20	-	752	-	-	-	752
Issuance of restricted common stock pursuant to stock-based compensation plans	90	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(70)	(1)	1	-	-	-	-
Stock-based compensation expense	-	-	8,635	-	-	-	8,635
Dividends	-	-	-	-	-	(8,785)	(8,785)
BALANCE, June 30, 2024	29,591	$717	$499,995	$(1,155,542)	$(55,629)	$983,788	$273,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$28,397	$33,296
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	9,956	11,409
Amortization	25,383	24,147
Loss on debt extinguishment	453	-
(Gain) loss on unrealized foreign currency transactions, net	889	(254)
Deferred income taxes	(2,413)	2,311
Stock-based compensation	16,953	16,371
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	1,147	892
Other current and non-current assets and liabilities	(11,489)	(11,154)
Income taxes payable/receivable	(15,704)	(11,937)
Trade accounts payable and accrued liabilities	(9,191)	(52,596)
Deferred revenue	4,414	1,269
Net cash provided by operating activities	48,795	13,754

Cash flows from investing activities:
Purchases of software, property, and equipment	(7,152)	(9,073)
Receipts from sale of software, property, and equipment	152	-
Business combinations, net of cash and settlement assets acquired of zero and $46,432	-	17,293
Net cash provided by (used in) investing activities	(7,000)	8,220

Cash flows from financing activities:
Proceeds from issuance of common stock	1,445	1,618
Payments of cash dividends	(18,506)	(18,088)
Repurchases of common stock	(40,545)	(27,943)
Deferred acquisition payments	(314)	(488)
Proceeds from long-term debt	150,625	15,000
Payments on long-term debt	(151,250)	(18,750)
Payments of debt financing costs	(2,258)	-
Payments on financing obligations	(1,277)	(469)
Payments on finance lease obligations	(882)	-
Settlement and merchant reserve activity	(89,149)	(88,703)
Net cash used in financing activities	(152,111)	(137,823)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	7,375	(2,438)

Net decrease in cash, cash equivalents, and restricted cash	(102,941)	(118,287)

Cash, cash equivalents, and restricted cash, beginning of period	506,763	463,876
Cash, cash equivalents, and restricted cash, end of period	$403,822	$345,589

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$12,632	$13,566
Income taxes	31,213	23,822

Non-cash investing and financing activities-
Software, property, and equipment included in current and non-current liabilities	11,803	9,017

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$145,875	$110,435
Settlement and merchant reserve assets	256,145	232,054
Restricted cash included in current and non-current assets	1,802	3,100
Total cash, cash equivalents, and restricted cash	$403,822	$345,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CSG Systems International, Inc. (the "Company", "CSG", or forms of the pronoun "we") have prepared the accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and for the quarters and six months ended June 30, 2025 and 2024, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 10-K”), filed with the SEC. The results of operations for the quarter and six months ended June 30, 2025 are not necessarily indicative of the expected results for the entire year ending December 31, 2025.

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

Revenue. As of June 30, 2025, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $1.7 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 70% of this amount by the end of 2027, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our SaaS and related solutions customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2025 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
SaaS and related solutions	$269,548	$262,658	$539,488	$524,353
Software and services	16,290	14,681	34,913	37,075
Maintenance	11,290	12,979	22,180	24,025
Total revenue	$297,128	$290,318	$596,581	$585,453

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters and six months ended June 30, 2025 and 2024, as a percentage of our total revenue, was as follows:

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Americas (principally the U.S.)	85%	89%	86%	87%
Europe, Middle East, and Africa (principally Europe)	11%	6%	10%	8%
Asia Pacific	4%	5%	4%	5%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for the quarters and six months ended June 30, 2025 and 2024, as a percentage of our total revenue, was as follows:

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Broadband/Cable/Satellite	51%	53%	50%	52%
Telecommunications	18%	16%	18%	17%
Other	31%	31%	32%	31%
Total revenue	100%	100%	100%	100%

Deferred revenue recognized during the quarters ended June 30, 2025 and 2024 was $13.3 million and $10.7 million, respectively. Deferred revenue recognized during the six months ended June 30, 2025 and 2024 was $33.0 million and $29.8 million, respectively.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, our cash equivalents consist primarily of time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances, and our intention is to continue to do so. As of June 30, 2025 and December 31, 2024, we had $1.8 million and $1.7 million, respectively, of restricted cash that mainly serves to collateralize bank and performance guarantees included in other non-current assets on our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

Settlement and Merchant Reserve Assets and Liabilities. Settlement assets and settlement liabilities represent cash collected on behalf of merchants via payments processing services which is held for an established holding period until settlement with the customer. The holding period is generally one to four business days depending on the payment model and contractual terms with the customer. During the holding period, cash is subject to restriction and segregation based on the nature of our custodial relationship with the merchants. Should we fail to remit these funds to our merchants, the merchant's sole recourse for payment would be against us. These rights and obligations are set forth in the contracts between us and the merchants. Settlement assets are held with various major financial institutions, and a corresponding liability is recorded for the amounts owed to the customer. At any given time, there may be differences between the cash held and the corresponding liability due to the timing of operating-related cash transfers.

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$244,895	$241,837	$330,769	$329,458
Merchant reserve assets/liabilities	11,250	11,248	12,466	12,466
Total	$256,145	$253,085	$343,235	$341,924

Financial Instruments. Our financial instruments as of June 30, 2025 and December 31, 2024 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value. Realized and unrealized gains and losses were not material in any period presented.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Credit Agreement (carrying value)	$125,000	$125,000	$-	$-
2023 Convertible Notes (par value)	425,000	481,313	425,000	429,144
2021 Credit Agreement (carrying value including current maturities)	-	-	125,625	125,625

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair values of our credit agreements were estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs. See Note 5 for a discussion regarding our debt.

New Tax Legislation. The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and we are assessing the impact of this new legislation. The effect of changes in tax laws, including retroactive changes, are recognized in the financial statement in the period that the changes are enacted. The OBBBA is not currently expected to materially impact our effective tax rate, but we are still assessing the potential impact to our deferred tax balances and cash flows which will be reflected in our financial statements beginning in the third quarter of 2025.

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

3. SEGMENT REPORTING AND CUSTOMER CONCENTRATION

Segment Information. Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. We have evaluated how our CODM has organized the Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis, and as a result, we have concluded that as of June 30, 2025, there is one reportable segment.

As our one segment is managed on a consolidated basis, our measure of segment profit or loss is consolidated net income. Our CODM uses consolidated net income to assess the performance of our one segment and decide how and where to allocate resources and reinvest profits into the business in areas such as research and development (“R&D”), business and/or asset acquisitions, investments in market share expansion with our existing and potential new customers, talent, technology, the repurchase of our common stock, and/or the payment of dividends. Net income, and components of net income, are used to monitor actual performance and are compared to budgeted and forecasted results to assess the performance of our one segment, set targets, and establish management’s incentive compensation. The measure of consolidated segment assets is reported on our Balance Sheets as total assets. We do not have intra-entity sales or transfers.

We regularly provide our CODM a reporting package that shows our results by functional expense, similar to our Income Statements. However, for purposes of this reporting package, depreciation is included in these functional expense categories, rather than broken out separately. Additionally, certain expenses such as restructuring and reorganization charges, executive transition costs, and acquisition-related charges, along with non-cash charges such as stock-based compensation and amortization of acquired intangibles, are excluded. The following table provides the significant expenses that are regularly provided to our CODM for our one segment, the required disclosable amounts that are included in consolidated net income, and a reconciliation to consolidated net income for the quarters and six months ended June 30, 2025 and 2024:

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$297,128	$290,318	$596,581	$585,453
Less:
Cost of revenue:
Transaction fees	25,866	24,207	53,767	49,269
All other (1)	122,626	127,922	247,859	261,245
Total cost of revenue	148,492	152,129	301,626	310,514
Research and development (1)	39,622	37,853	79,438	73,923
Selling and marketing (1)	27,202	28,390	53,875	57,589
General and administrative (1)	27,340	25,804	55,695	52,418
Restructuring and reorganization charges (1)	4,588	7,099	11,956	9,097
Stock-based compensation	8,762	9,193	17,474	17,062
Other segment items (2)	13,793	2,153	20,499	2,182
Interest expense	7,399	7,698	14,597	15,204
Income tax provision	7,663	6,170	13,024	14,168
Segment net income	12,267	13,829	28,397	33,296
Reconciliation of profit or loss:
Adjustments and reconciling items	-	-	-	-
Consolidated net income	$12,267	$13,829	$28,397	$33,296
(1)
These functional expense lines include depreciation expense, which is presented separately on our Income Statements.
(2)
Other segment items include acquisition-related costs (transaction-related costs, earn-out compensation, and amortization of acquired intangible assets), executive transition costs, interest income, loss on extinguishment of debt, and foreign currency gains/losses.

Depreciation expense and interest income are separately disclosed on our Income Statements. Amortization expense is separately disclosed on our Statements of Cash Flows and is discussed in Note 4.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows (in thousands):

January 1, 2025, balance	$316,041
Effects of changes in foreign currency exchange rates	9,732
June 30, 2025, balance	$325,773

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software. As of June 30, 2025 and December 31, 2024, the carrying values of these assets were as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$177,617	$(143,546)	$34,071	$172,656	$(133,279)	$39,377
Software	184,556	(162,879)	21,677	174,575	(154,648)	19,927
Total other intangible assets	$362,173	$(306,425)	$55,748	$347,231	$(287,927)	$59,304

The total amortization expense related to other intangible assets for the second quarters of 2025 and 2024 was $6.6 million and $6.3 million, respectively, and for the six months ended June 30, 2025 and 2024 were $13.3 million and $11.7 million, respectively. Based on the June 30, 2025 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 will be: 2025 - $26.0 million; 2026 - $18.1 million; 2027 - $9.1 million; 2028 - $4.9 million; and 2029 - $3.6 million.

Customer Contract Costs. As of June 30, 2025 and December 31, 2024, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$117,972	$(51,797)	$66,175	$105,396	$(44,587)	$60,809

The total amortization expense related to customer contract costs for the second quarters of 2025 and 2024 was $4.8 million and $5.7 million, respectively, and for the six months ended June 30, 2025 and 2024 was $9.4 million and $10.7 million, respectively.

5. DEBT

As of June 30, 2025 and December 31, 2024, our long-term debt was as follows (in thousands):

	June 30, 2025	December 31, 2024
2025 Credit Agreement:
$600 million revolving loan facility, due March 2030, interest at adjusted SOFR plus applicable margin (combined rate of 5.793% at June 30, 2025)	$125,000	$-
Less – deferred financing costs	(2,959)	-
2025 Term Loan, net of unamortized discounts	122,041	-
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	425,000	425,000
Less – deferred financing costs	(9,274)	(10,618)
2023 Convertible Notes, net of unamortized discounts	415,726	414,382
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin (combined rate of 5.804% at December 31, 2024)	-	125,625
Less – deferred financing costs	-	(1,510)
2021 Term Loan, net of unamortized discounts	-	124,115
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	-
Total debt, net of unamortized discounts	537,767	538,497
Current portion of long-term debt	-	(7,500)
Long-term debt, net of unamortized discounts	$537,767	$530,997

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

During the second quarter of 2025, we repaid $0.6 million. As of June 30, 2025, we had $125.0 million outstanding on our 2025 Revolver, leaving $475.0 million available to us.

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

We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of June 30, 2025, none of the conditions to early convert have been met.

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

In connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). As of June 30, 2025, all the Capped Call Transactions were outstanding and cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.

Other. We finance certain of our internal use software. During the second quarter of 2025, we entered into financing agreements at a total cost of $1.8 million with payments through 2028. As of June 30, 2025 and December 31, 2024, we had $11.8 million and $8.5 million, respectively, outstanding under these agreements, of which $6.7 million and $4.2 million, respectively, were included in current liabilities and $5.1 million and $4.3 million, respectively, were included in non-current liabilities on our Balance Sheets. These arrangements are treated as non-cash investing and financing activities for purposes of our Condensed Consolidated Statements of Cash Flows ("Statements of Cash Flows").

Additionally, during the first quarter of 2025, we extended our agreement with our outsourced computing services provider (see Note 8) and elected to extend our current data center environment through 2028, which required us to reassess the lease classification. As a result, as of June 30, 2025, we have a finance lease right-of-use asset of $10.6 million. During the six months ended June 30, 2025, we have made finance lease payments of $0.9 million.

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

The iCG acquisition includes provisions for up to $15.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through June 3, 2027. During the second quarter of 2025, we made earn-out payments of $5.0 million. As of June 30, 2025, we have accrued $3.5 million related to the potential earn-out payments.

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

The DGIT acquisition includes provisions for up to approximately $12 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through December 31, 2026. Through June 30, 2025, $0.4 million of the earn-out had been achieved and was paid, including $0.1 million paid in the first quarter of 2025. As of June 30, 2025, we have accrued $8.0 million related to potential earn-out payments.

7. RESTRUCTURING AND REORGANIZATION CHARGES

During the second quarters of 2025 and 2024, we recorded restructuring and reorganization charges of $4.6 million and $7.1 million, respectively, and for the six months ended June 30, 2025 and 2024, we recorded restructuring and reorganization charges of $12.0 million and $9.1 million, respectively.

During the six months ended June 30, 2025, we implemented the following restructuring and reorganizational activities:

•
We reduced our global workforce by approximately 150 employees, as part of cost efficiency actions to optimize our capacity and better align our resources. As a result, we incurred restructuring charges related to involuntary terminations of $7.7 million.
•
At the end of March 2025, we announced our plans to close our design and delivery center in Crawfordville, Florida in August 2025. All processing volumes done at this location are currently being transitioned to our two other design and delivery facilities. The closing of this facility will result in the elimination of approximately 100 employees in Florida, which is occurring in phases beginning in June 2025. Additional hires will be made at the other locations to absorb the additional volumes. As of June 30, 2025, all impacted employees have been notified and the related severance costs are being accrued over each employee's respective service period, which resulted in $2.0 million of expense during the second quarter of 2025. The total estimated cost of this facility closure, to include involuntary termination benefits, relocation costs, accelerated depreciation, and decommissioning work is expected to be approximately $5 million. As of June 30, 2025 we have incurred total expenses of $3.2 million, with the majority of the remaining costs expected to be incurred during the remainder of 2025.

The activity in the restructuring and reorganization reserves during the six months ended June 30, 2025 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2025, balance	$1,202	$2,520	$3,722
Charged to expense during period	9,727	2,229	11,956
Cash payments	(7,891)	(3,131)	(11,022)
Adjustment for accelerated depreciation	-	(358)	(358)
Other	(517)	-	(517)
June 30, 2025, balance	$2,521	$1,260	$3,781

During the first quarter of 2025, we paid $1.3 million related to the exit of a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018.

As of June 30, 2025, all restructuring and reorganization reserves were included in current liabilities.

8. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Service Agreements. In March 2025, we extended our agreement with Ensono, Inc. to provide us with outsourced computing services through December 31, 2032. As part of this extension, we elected to extend our current data center environment through 2028, which resulted in the lease classification of the data center environment being reassessed. The data center environment is now being accounted for as a finance lease right-of-use asset on our Balance Sheet with the corresponding liability in other current and non-current liabilities.

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of June 30, 2025, we had $1.8 million of restricted assets used to collateralize these guarantees, which are included in other non-current assets on our Balance Sheet.

We have performance guarantees in the form of surety bonds and standby letters of credit, along with money transmitter bonds, issued through third-parties that are not required to be reflected on our Balance Sheets. As of June 30, 2025, we had performance guarantees of $3.8 million. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of June 30, 2025, we had total aggregate money transmitter bonds of $23.7 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of June 30, 2025, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our non-performance for any past or current arrangements with our customers.

Sales and Use Tax. In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. We continually assess our sales and use tax exposure and as of June 30, 2025, we believe that we have adequate reserves to cover any taxes owed and related penalties and interest. While we believe that the assumptions and estimates used to determine these liabilities are reasonable, the ultimate outcome of these matters cannot be certain, and we will adjust these estimated liabilities as new information becomes available.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of June 30, 2025. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

9. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to common shares is included in the following table (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic weighted-average common shares	27,843	28,546	27,829	28,531
Dilutive effect of restricted common stock	289	54	370	167
Diluted weighted-average common shares	28,132	28,600	28,199	28,698

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

10. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the second quarters of 2025 and 2024, we repurchased approximately 275,000 shares of our common stock for $17.1 million (weighted-average price of $62.24 per share), and approximately 219,000 shares of our common stock for $9.7 million (weighted-average price of $44.32 per share), respectively, under a SEC Rule 10b5-1 Plan. During the six months ended June 30, 2025 and 2024, we repurchased approximately 428,000 shares of our common stock for $26.7 million (weighted-average price of $62.39 per share), and approximately 404,000 shares of our common stock for $19.3 million (weighted-average price of $47.82 per share), respectively, under a SEC Rule 10b5-1 Plan. The excise tax imposed on share repurchases, which is included as a cost of treasury stock, is not reflected in these amounts.

As of June 30, 2025, the total remaining value of shares available for repurchase under the Stock Repurchase Program totaled $111.3 million, with the amount authorized for repurchase through December 31, 2025.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the second quarters of 2025 and 2024, we repurchased and then cancelled approximately 15,000 shares of common stock for $1.0 million and approximately 9,000 shares of common stock for $0.4 million, respectively, and six months ended June 30, 2025 and 2024, we repurchased and then cancelled approximately 219,000 shares of common stock for $13.8 million and approximately 168,000 shares of common stock for $8.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plan.

Cash Dividends. During the second quarter of 2025, our Board approved a quarterly cash dividend of $0.32 per share of common stock, totaling $9.2 million. During the second quarter of 2024, our Board approved a quarterly cash dividend of $0.30 per share of common stock, totaling $8.8 million. Dividends declared for the six months ended June 30, 2025 and 2024 totaled $18.6 million and $17.6 million, respectively. As of June 30, 2025 and 2024, we had $10.4 million and $1.6 million, respectively, of dividends accrued, which are included in other current and non-current liabilities on our Balance Sheets. The increase in accrued dividends for 2025 relates primarily to our second quarter of 2025 dividends that were declared in June, but will be paid in July.

Stock-Based Awards. During the six months ended June 30, 2025 we granted restricted stock awards to key members of management in the form of: (i) performance-based awards of approximately 170,000 restricted common stock shares, of which the majority will vest in the first quarter of 2027 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 51,000 restricted common stock shares, which vest in the first quarter of 2028 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control (as defined) and the subsequent involuntary termination of employment.

During the six months ended June 30, 2025, we also granted restricted stock awards to key members of management in the form of time-based awards of approximately 391,000 restricted common stock shares, which vest annually over three years with no restrictions other than the passage of time. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the second quarters of 2025 and 2024 of $8.6 million for both periods, and for the six months ended June 30, 2025 and 2024 of $17.0 million and $16.4 million, respectively.

11. SUBSEQUENT EVENT

On July 5, 2025, CSG terminated a master services agreement (the “MSA”) for one of our implementation projects in the Latin America region on the basis that the customer unlawfully renounced its obligations under the MSA. At this time, there is no work being performed on the project and CSG intends to pursue any and all available remedies.

During the six months ended June 30, 2025, we recognized $1.4 million in revenue related to this project. As of June 30, 2025, we had accounts receivable of $18.5 million ($1.4 million billed and $17.1 million unbilled) related to this project. As of the date of this filing, CSG does not believe there has been an impairment to the carrying values of the assets and believes such amounts are recoverable per the terms of the MSA or as a matter of common law.

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

Management Overview of Quarterly Results

Second Quarter Highlights. A summary of our results of operations for the second quarter of 2025, when compared to the second quarter of 2024, was as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	June 30, 2025	June 30, 2024
Revenue	$297,128	$290,318
Transaction fees (1)	25,866	24,207
Operating results:
Operating income	$29,857	$25,420
Operating margin percentage	10.0%	8.8%
Diluted EPS	$0.44	$0.48
Supplemental data:
Restructuring and reorganization charges (2)	$4,588	$7,099
Acquisition-related costs:
Amortization of acquired intangible assets	3,458	3,393
Earn-out compensation	7,806	-
Transaction-related costs	-	1,036
Stock-based compensation (2)	8,762	9,193
(1)
Transaction fees are primarily comprised of fees paid to third-party payment processors and financial institutions and interchange fees under our payment services contracts. Transaction fees are included in revenue on our Income Statement (and not netted against revenue) because we maintain control and act as the principal over the integrated service provided under our payment services customer contracts.
(2)
Restructuring and reorganization charges include stock-based compensation, which is not included in the stock-based compensation line in the table above, and depreciation, which has not been recorded to the depreciation line on our Income Statement.

Revenue. Revenue for the second quarter of 2025 was $297.1 million, a 2.3% increase when compared to revenue of $290.3 million for the second quarter of 2024. The increase in revenue was primarily attributed to the continued growth of our SaaS and related solutions revenue, to include the revenue generated from the iCG business acquired in June of 2024.

Operating Results. Operating income for the second quarter of 2025 was $29.9 million, or a 10.0% operating margin percentage, compared to $25.4 million, or an 8.8% operating margin percentage for the second quarter of 2024. The increase in operating income was mainly attributed to the decrease in restructuring and reorganization charges between years along with the benefits received from the cost efficiency actions taken during 2024 and the first six months of 2025 to optimize and align resources to areas of the business with higher growth profiles.

Diluted EPS. Diluted EPS for the second quarter of 2025 was $0.44 compared to $0.48 for the second quarter of 2024, with the decrease mainly attributed to a higher effective income tax rate in the second quarter of 2025 due primarily to the increase in earn-out compensation related to the DGIT acquisition, for which a valuation allowance has been established for income tax purposes.

Cash and Cash Flows. As of June 30, 2025, we had cash and cash equivalents of $145.9 million, as compared to $136.0 million as of March 31, 2025 and $161.8 million as of December 31, 2024. Our cash flows provided by operating activities for the second quarter of 2025 were $48.8 million. See the Liquidity section below for further discussion of our cash flows.

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

Customer Concentration. We have significant customer concentration, with the following two customers exceeding 10% of our revenue (in thousands, except percentages):

	Quarter Ended
	June 30, 2025		March 31, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$57,667	19%	$57,602	19%	$60,629	21%
Comcast	51,415	17%	52,759	18%	54,576	19%

The percentages of net billed accounts receivable balances attributable to these customers as of the dates indicated were as follows:

	As of
	June 30, 2025	March 31, 2025	December 31, 2024
Charter	19%	20%	20%
Comcast	17%	17%	17%

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

Contract Termination

It is customary for us to enter into software implementation projects with certain customers. These implementation projects range from relatively short and noncomplex projects to long and complex projects, ranging from several months to several years in duration depending on the specifics of the project.

On July 5, 2025, CSG terminated a master services agreement (the “MSA”) for one of our implementation projects in the Latin America region on the basis that the customer unlawfully renounced its obligations under the MSA. At this time, there is no work being performed on the project and CSG intends to pursue any and all available remedies.

During the six months ended June 30, 2025, we recognized $1.4 million in revenue related to this project. CSG does not expect the termination of this contract to have a material impact on 2025 revenue. As of June 30, 2025, we had accounts receivable of $18.5 million ($1.4 million billed and $17.1 million unbilled) related to this project. As of the date of this filing, CSG does not believe there has been an impairment to the carrying values of the assets and believes such amounts are recoverable per the terms of the MSA or as a matter of common law. However, if we are not successful in collecting the amount expected under the terms of the MSA or as a matter of common law, it is possible that an impairment of these assets could result.

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

Results of Operations

Revenue. Total revenue for the: (i) second quarter of 2025 was $297.1 million, a 2.3% increase when compared to $290.3 million for the second quarter of 2024; and (ii) six months ended June 30, 2025 was $596.6 million, a 1.9% increase when compared to $585.5 million for the six months ended June 30, 2024.

Revenue by type for the second quarters and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
SaaS and related solutions	$269,548	$262,658	$539,488	$524,353
Software and services	16,290	14,681	34,913	37,075
Maintenance	11,290	12,979	22,180	24,025
Total revenue	$297,128	$290,318	$596,581	$585,453

The increases in revenue were primarily due to the continued growth of our SaaS and related solutions revenue, to include the revenue generated from the businesses acquired during the second quarter of 2024. Additionally, revenue for the second quarter of 2025 includes approximately $6 million of revenue recognized from a software license arrangement, which was offset by lower professional services revenue.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic regions for the second quarters and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Americas (principally the U.S.)	$253,164	$258,035	$512,511	$512,573
Europe, Middle East, and Africa	31,855	18,989	58,890	45,818
Asia Pacific	12,109	13,294	25,180	27,062
Total revenue	$297,128	$290,318	$596,581	$585,453

Total Operating Expenses. Total operating expenses for the: (i) second quarter of 2025 were $267.3 million, a 0.9% increase when compared to $264.9 million for the second quarter of 2024; and (ii) six months ended June 30, 2025 were $537.3 million, a 1.7% increase when compared to $528.2 million for the six months ended June 30, 2024. The increases in total operating expenses were primarily a result of the increases in acquisition-related expenses, mainly attributed to the approximately $7 million of DGIT earn-out compensation recognized in the second quarter of 2025, along with the additional costs of the acquired businesses. These additional costs were offset to a certain degree by the cost efficiency actions taken during 2024 and the first six months of 2025 to optimize capacity and align resources to areas of the business with higher growth profiles.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the: (i) second quarter of 2025 was $150.1 million, a 1.8% decrease when compared to $152.9 million for the second quarter of 2024; and (ii) six months ended June 30, 2025 was $304.6 million, a 2.0% decrease when compared to $310.8 million for the six months ended June 30, 2024. These decreases in cost of revenue are mainly attributed to lower employee-related costs, due to the reallocation of resources to development projects, deferred costs related to SaaS implementation projects, and our cost efficiency actions, discussed above. These decreases are partially offset by the increased costs reflective of the increases in SaaS and related solutions revenue between periods, to include the acquired businesses. Total cost of revenue as a percentage of revenue for the: (i) second quarters of 2025 and 2024 was 50.5% and 52.7%, respectively; and (ii) six months ended June 30, 2025 and 2024 was 51.1% and 53.1%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the: (i) second quarter of 2025 was $40.4 million, a 5.2% increase when compared to $38.4 million for the second quarter of 2024; and (ii) six months ended June 30, 2025 was $81.3 million, a 9.1% increase when compared to $74.5 million for the six months ended June 30, 2024. The increases in R&D expense between periods are attributed primarily to increased R&D investments in our faster growing SaaS solutions, such as Ascendon monetization and payments, and the impact of the acquisitions that we closed in 2024. Delivering future-ready solutions that have best-in-industry innovation (including new AI capabilities) is a key competitive advantage for us. As a percentage of total revenue, R&D expense for the: (i) second quarters of 2025 and 2024 was 13.6% and 13.2%, respectively; and (ii) six months ended June 30, 2025 and 2024 was 13.6% and 12.7%, respectively.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the: (i) second quarter of 2025 was $67.5 million, a 10.4% increase when compared to $61.2 million for the second quarter of 2024; and (ii) six months ended June 30, 2025 was $129.8 million, a 5.7% increase when compared to $122.9 million for the six months ended June 30, 2024. These increases are mainly attributed to approximately $7 million of DGIT earn-out compensation recognized in the second quarter of 2025. As a percentage of total revenue, SG&A expense for the: (i) second quarters of 2025 and 2024 was 22.7% and 21.1%, respectively; and (ii) six months ended June 30, 2025 and 2024 was 21.8% and 21.0%, respectively.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the: (i) second quarter of 2025 were $4.6 million, a $2.5 million decrease when compared to $7.1 million for the second quarter of 2024; and (ii) six months ended June 30, 2025 was $12.0 million, a $2.9 million increase when compared to $9.1 million for the six months ended June 30, 2024. The restructuring and reorganization charges for the six months ended June 30, 2025 relate mainly to cost efficiency actions to optimize our capacity and better align resources along with costs associated with the closure of our design and delivery center in Crawfordville, Florida. These activities have resulted in restructuring charges of $9.7 million related to involuntary terminations.

See Note 7 to our Financial Statements for additional discussion.

Operating Income. Operating income for the: (i) second quarter of 2025 was $29.9 million, or 10.0% of total revenue, compared to $25.4 million, or 8.8% of total revenue for the second quarter of 2024; and (ii) six months ended June 30, 2025 was $59.2 million, or 9.9% of total revenue, compared to $57.2 million, or 9.8% of total revenue, for the six months ended June 30, 2024. The increases in operating income are mainly attributed to the benefits received from the cost efficiency actions taken during 2024 and the first six months of 2025 to optimize and align resources to areas of the business with higher growth profiles.

Interest Income. Interest income for the: (i) second quarter of 2025 was $1.1 million, a $1.0 million decrease when compared to $2.1 million for the second quarter of 2024; and (ii) six months ended June 30, 2025 was $3.0 million, a $1.7 million decrease when compared to $4.7 million for the six months ended June 30, 2024. These decreases are primarily attributed to lower cash balances being swept into overnight money market accounts on a daily basis.

Loss on Extinguishment of Debt. In March 2025, we entered into the 2025 Credit Agreement, which replaced the 2021 Credit Agreement (see Note 5 to our Financial Statements). As a result, we incurred a loss of $0.5 million related to the write-off of debt issuance costs.

Other, net. Other, net for the: (i) second quarter of 2025 was $3.6 million of other expense, a $3.8 million change from $0.2 million of other income for the second quarter of 2024; and (ii) six months ended June 30, 2025 was $5.8 million of other expense, a $6.5 million change when compared to $0.7 million of other income for the six months ended June 30, 2024. These changes were primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the: (i) second quarters of 2025 and 2024 were 38% and 31%, respectively; and (ii) six months ended June 30, 2025 and 2024 were 31% and 30%, respectively. Our estimated full year 2025 effective income tax rate is approximately 30%, with the increase in the full year rate attributed to the DGIT earn-out compensation, for which a valuation allowance has been established for income tax purposes (see Note 6 for further discussion of the DGIT earn-out payments).

Liquidity

Cash and Liquidity. As of June 30, 2025, our principal sources of liquidity included cash and cash equivalents of $145.9 million, compared to $136.0 million as of March 31, 2025, and $161.8 million as of December 31, 2024.

During the first quarter of 2025, we entered into the 2025 Credit Agreement, which consists of a $600.0 million five-year revolver, the 2025 Revolver, which replaced our $600.0 million five-year credit agreement entered into September 2021, the 2021 Credit Agreement. As of June 30, 2025, we had $125.0 million outstanding on the 2025 Revolver. The 2025 Credit Agreement contains customary affirmative, negative, and financial covenants. As of June 30, 2025, and the date of this filing, we believe we are in compliance with the provisions of the 2025 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	June 30, 2025	December 31, 2024
Americas (principally the U.S.)	$89,023	$102,417
Europe, Middle East, and Africa	41,089	43,609
Asia Pacific	15,763	15,763
Total cash and cash equivalents	$145,875	$161,789

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of June 30, 2025 and December 31, 2024, we had $1.8 million and $1.7 million, respectively, of cash restricted as to use primarily to collateralize guarantees included in our non-current asset balance. In addition, as of June 30, 2025 and December 31, 2024, we had $256.1 million and $343.2 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

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

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used In) Operating Activities – Totals
Cash Flows from Operating Activities:
2025:
March 31 (1)	$40,619	$(29,150)	$11,469
June 30	38,999	(1,673)	37,326
Total	$79,618	$(30,823)	$48,795

2024:
March 31 (2)	$51,655	$(81,006)	$(29,351)
June 30	35,625	7,480	43,105
Total	$87,280	$(73,526)	$13,754
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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2025:
March 31	$269,326	$(4,152)	$265,174	66
June 30	262,975	(3,959)	259,016	66

2024:
March 31	$281,051	$(5,692)	$275,359	67
June 30	270,934	(4,720)	266,214	66

As of June 30, 2025 and 2024, approximately 94% and 95%, respectively, of our net billed trade accounts receivable balances were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable (current and non-current) increased $10.6 million to $90.8 million as of June 30, 2025, from $80.2 million as of December 31, 2024. These unbilled trade accounts receivable balances relate primarily to implementation projects where various milestone billing dates have not yet been reached or are delayed and to timing related to billing cutoff or contractual billing dates. As discussed in Contract Termination above, as of June 30, 2025, $17.1 million of the unbilled trade accounts receivable balance is related to one of our implementation projects. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Income Taxes Receivable/Payable

Net income taxes receivable/payable (current and non-current) as of June 30, 2025 was a net income taxes receivable balance of $7.8 million, compared to a net income taxes payable balance of $7.9 million at December 31, 2024. This net $15.7 million change was primarily due to the timing of our estimated federal and state income tax payments.

Accrued Employee Compensation

Accrued employee compensation decreased $6.9 million to $61.0 million as of June 30, 2025, from $67.9 million as of December 31, 2024, due primarily to the payment of 2024 employee incentive compensation during the first quarter of 2025 that was fully accrued at December 31, 2024, partially offset by the accrual for 2025 employee incentive compensation.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, which are discussed below.

Purchases of Software, Property, and Equipment

Our capital expenditures for the six months ended June 30, 2025 and 2024 for software, property, and equipment were $7.2 million and $9.1 million, respectively, and consisted principally of investments in software and related equipment.

Business Combinations, Net of Cash and Settlement Assets Acquired

The cash paid for the businesses acquired during the second quarter of 2024, less cash and settlement assets acquired, resulted in net cash provided by business combinations for the six months ended June 30, 2024 of $17.3 million.

Cash Flows from Financing Activities. Our financing activities typically consist of activities with our common stock, various debt-related transactions, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the six months ended June 30, 2025 and 2024, our Board approved dividends totaling $18.6 million and $17.6 million, respectively, and we made dividend payments of $18.5 million and $18.1 million, respectively, with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During the six months ended June 30, 2025 and 2024, we repurchased approximately 428,000 and 404,000 shares of our common stock, respectively, under our Stock Repurchase Program for $26.7 million and $19.3 million, respectively.

Additionally, outside of our Stock Repurchase Program, during the six months ended June 30, 2025 and 2024, we repurchased from our employees and then canceled approximately 219,000 and 168,000 shares of our common stock, respectively, for $13.8 million and $8.9 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through the six months ended June 30, 2025 and 2024, we paid $40.5 million and $27.9 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement and the excise tax imposed on share repurchases.

See Note 10 to our Financial Statements for additional discussion of our repurchases of common stock.

Long-Term Debt

During the first quarter of 2025, we borrowed $10.0 million from our 2021 Revolver for general corporate purposes. In March 2025, we entered into the 2025 Credit Agreement and as a result, we borrowed $140.6 million under the 2025 Revolver and repaid: (i) the outstanding 2021 Term Loan principal balance of $125.6 million; (ii) the outstanding 2021 Revolver balance of $10.0 million; and (iii) $2.3 million of debt financing costs; with the remainder used for general corporate purposes. Subsequently, we have repaid $15.6 million of the 2025 Revolver, leaving us with an outstanding balance of $125.0 million.

During the second quarter of 2024, we made principal repayments on our 2021 Term Loan of $3.8 million.

See Note 5 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the six months ended June 30, 2025 and 2024, we had net settlement and merchant reserve activity of $(89.1) million and $(88.7) million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of June 30, 2025, we had cash and cash equivalents of $145.9 million, of which approximately 58% was in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. In March 2025, we entered into the 2025 Credit Agreement which replaced our 2021 Credit Agreement. The 2025 Credit Agreement consists of a $600.0 million revolving loan facility, our 2025 Revolver. As of June 30, 2025, we had $125.0 million outstanding on the 2025 Revolver, leaving $475.0 million available to us. Our long-term debt obligations are discussed in more detail in Note 5 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases and Cash Dividends. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of June 30, 2025, we had $111.3 million authorized for repurchase remaining under our Stock Repurchase Program, with all outstanding authorized repurchases to be completed by December 31, 2025. Our 2025 Credit Agreement places certain limitations on our ability to repurchase our common stock.

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

During the six months ended June 30, 2025, we repurchased approximately 428,000 shares of our common stock for $26.7 million (weighted-average price of $62.39 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during the six months ended June 30, 2025, we repurchased from our employees and then cancelled approximately 219,000 shares of our common stock for $13.8 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

During the six months ended June 30, 2025, our Board declared dividends totaling $18.6 million. Going forward, we expect to pay cash dividends each year in January, April, July, and October, with the amount and timing subject to our Board’s approval.

We expect to return in excess of $100.0 million to our shareholders through combined common stock repurchases and cash dividends in 2025.

•
Acquisitions. As a result of our previous acquisition activity, during the six months ended June 30, 2025 we made $0.3 million of deferred acquisition payments. Additionally, there are provisions for potential future earn-out payments of up to approximately $12 million for DGIT and $15.0 million for iCG tied to performance-based goals and a defined service period. The earn-out periods are through December 31, 2026 and June 3, 2027, respectively. During the six months ended June 30, 2025 we made earn-out payments of $5.1 million, which are included in our cash flows from operating activities. As of June 30, 2025, we have accrued $11.5 million related to potential future earn-out payments.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the 2018 acquisition of Forte Payment Systems, Inc., at a total cost of $9.9 million, of which $1.8 million was paid in 2023 and $5.6 million was paid in 2024. We paid $1.3 million during the six months ended June 30, 2025, with the remaining $1.2 million to be paid in 2026.
•
Capital Expenditures. During the six months ended June 30, 2025, we spent $7.2 million on capital expenditures.
•
Financing Agreements. We have financing agreements for certain of our internal use software. As of June 30, 2025, we have $11.8 million related to these financing agreements included in current and non-current liabilities on our Balance Sheets. During the six months ended June 30, 2025, we have made payments of $3.6 million related to these financing agreements.

During the first quarter of 2025, we entered into a new agreement with our outsourced data center environment provider in which we elected to maintain our current data center environment through 2028. As a result, the lease classification of the data center environment was reassessed and accounted for as a finance lease. As a result, as of June 30, 2025, we have a finance lease right-of-use asset of $10.6 million. During the six months ended June 30, 2025, we have made finance lease payments of $0.9 million.

•
Long-Term Debt. As of June 30, 2025, our long-term debt consisted of the following: (i) 2025 Credit Agreement revolver borrowings of $125.0 million; and (ii) 2023 Convertible Notes in the principal aggregate amount of $425.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of June 30, 2025, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the June 30, 2025 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of June 30, 2025 and December 31, 2024 were $145.9 million and $161.8 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, excess funds may be invested in low-risk institutional money market funds held at a major bank. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of June 30, 2025 and December 31, 2024, we had $256.1 million and $343.2 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of June 30, 2025, the fair value of the 2023 Convertible Notes was estimated at $481.3 million, using quoted market prices.

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

During the six months ended June 30, 2025, we generated approximately 88% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of June 30, 2025. A hypothetical adverse change of 10% in the June 30, 2025 exchange rates would not have had a material impact upon our results of operations.

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

CSG SYSTEMS INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In the opinion of our management, we are not presently a party to any material pending legal proceedings.

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2024 10-K. There were no material changes to the risk factors disclosed in our 2024 10-K during the second quarter of 2025. Reference is made to “Macroeconomic Outlook” in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations for additional potential risks and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the second quarter of 2025 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
April 1 - April 30	98,959	$59.07	97,830	$122,571,557
May 1 - May 31	98,474	64.14	90,834	116,760,007
June 1 - June 30	91,962	64.05	85,690	111,275,656
Total	289,395	$62.38	274,354
(1)
This column includes 15,041 shares that were not part of a publicly announced plan or program and that were purchased and cancelled in connection with stock incentive plans.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the second quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.27AB*	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2025

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lori J. Szwanek
Lori J. Szwanek
Chief Accounting Officer
(Principal Accounting Officer)