Form 10-Q
period 2025-09-30
CSG SYSTEMS INTERNATIONAL INC
filed 2025-11-06
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 28,520,177 shares of common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended September 30, 2025

Item 1. Financial Information

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$158,385	$161,789
Settlement and merchant reserve assets	301,545	343,235
Trade accounts receivable:
Billed, net of allowance of $4,331 and $3,041	268,024	266,903
Unbilled	86,064	80,173
Income taxes receivable	6,930	2,600
Other current assets	41,939	46,182
Total current assets	862,887	900,882
Non-current assets:
Property and equipment, net of depreciation of $143,445 and $133,514	45,292	56,595
Operating lease right-of-use assets	17,353	24,166
Software, net of amortization of $166,726 and $154,648	22,897	19,927
Goodwill	323,909	316,041
Acquired customer contracts, net of amortization of $145,489 and $133,279	31,291	39,377
Customer contract costs, net of amortization of $53,643 and $44,587	69,877	60,809
Deferred income taxes	83,700	73,295
Other assets	16,313	9,595
Total non-current assets	610,632	599,805
Total assets	$1,473,519	$1,500,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$7,500
Operating lease liabilities	5,982	11,067
Customer deposits	44,158	41,448
Trade accounts payable	42,466	36,370
Accrued employee compensation	66,414	67,944
Settlement and merchant reserve liabilities	298,419	341,924
Deferred revenue	60,184	54,424
Income taxes payable	566	7,802
Other current liabilities	56,746	46,730
Total current liabilities	574,935	615,209
Non-current liabilities:
Long-term debt, net of unamortized discounts of $11,394 and $12,128	538,606	530,997
Operating lease liabilities	21,713	25,020
Deferred revenue	26,925	26,469
Income taxes payable	2,331	2,732
Deferred income taxes	69	94
Other non-current liabilities	19,444	17,597
Total non-current liabilities	609,088	602,909
Total liabilities	1,184,023	1,218,118
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 28,608 and 28,854 shares outstanding	722	718
Additional paid-in capital	532,082	518,215
Treasury stock, at cost; 42,286 and 41,583 shares	(1,238,633)	(1,194,224)
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(45,975)	(62,290)
Accumulated earnings	1,041,300	1,020,150
Total stockholders' equity	289,496	282,569
Total liabilities and stockholders' equity	$1,473,519	$1,500,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$303,615	$295,143	$900,196	$880,596

Cost of revenue (exclusive of depreciation, shown separately below)	157,534	149,487	462,172	460,266
Other operating expenses:
Research and development	40,300	41,665	121,619	116,171
Selling, general and administrative	65,430	63,913	195,260	186,794
Depreciation	4,301	5,313	13,899	16,286
Restructuring and reorganization charges	5,591	2,943	17,547	12,040
Total operating expenses	273,156	263,321	810,497	791,557
Operating income	30,459	31,822	89,699	89,039
Other income (expense):
Interest expense	(7,367)	(7,778)	(21,964)	(22,982)
Interest income	1,284	1,922	4,266	6,641
Loss on debt extinguishment	-	-	(453)	-
Other, net	1,964	(2,187)	(3,787)	(1,455)
Total other	(4,119)	(8,043)	(21,938)	(17,796)
Income before income taxes	26,340	23,779	67,761	71,243
Income tax provision	(5,857)	(4,691)	(18,881)	(18,859)
Net income	$20,483	$19,088	$48,880	$52,384

Weighted-average shares outstanding:
Basic	27,627	28,362	27,762	28,475
Diluted	27,970	28,468	28,123	28,621

Earnings per common share:
Basic	$0.74	$0.67	$1.76	$1.84
Diluted	0.73	0.67	1.74	1.83

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$20,483	$19,088	$48,880	$52,384
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,083)	10,067	16,315	4,851
Other comprehensive income (loss), net of tax	(4,083)	10,067	16,315	4,851
Total comprehensive income, net of tax	$16,400	$29,155	$65,195	$57,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2025:
BALANCE, January 1, 2025	28,854	$718	$518,215	$(1,194,224)	$(62,290)	$1,020,150	$282,569
Comprehensive income:
Net income	-	-	-	-	-	16,130
Foreign currency translation adjustments	-	-	-	-	6,823	-
Total comprehensive income							22,953
Repurchase of common stock	(358)	(2)	(12,807)	(9,427)	-	-	(22,236)
Issuance of common stock pursuant to employee stock purchase plan	15	-	769	-	-	-	769
Issuance of restricted common stock pursuant to stock-based compensation plans	608	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(15)	-	-	-	-	-	-
Stock-based compensation expense	-	-	8,404	-	-	-	8,404
Dividends	-	-	-	-	-	(9,364)	(9,364)
BALANCE, March 31, 2025	29,104	722	514,575	(1,203,651)	(55,467)	1,026,916	283,095
Comprehensive income:
Net income	-	-	-	-	-	12,267
Foreign currency translation adjustments	-	-	-	-	13,575	-
Total comprehensive income							25,842
Repurchase of common stock	(289)	-	(976)	(17,246)	-	-	(18,222)
Issuance of common stock pursuant to employee stock purchase plan	12	-	676	-	-	-	676
Issuance of restricted common stock pursuant to stock-based compensation plans	69	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(19)	-	-	-	-	-	-
Stock-based compensation expense	-	-	8,549	-	-	-	8,549
Dividends	-	-	-	-	-	(9,219)	(9,219)
BALANCE, June 30, 2025	28,877	722	522,824	(1,220,897)	(41,892)	1,029,964	290,721
Comprehensive income:
Net income	-	-	-	-	-	20,483
Foreign currency translation adjustments	-	-	-	-	(4,083)	-
Total comprehensive income							16,400
Repurchase of common stock	(279)	-	(243)	(17,736)	-	-	(17,979)
Issuance of common stock pursuant to employee stock purchase plan	15	-	800	-	-	-	800
Issuance of restricted common stock pursuant to stock-based compensation plans	6	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	(1)	1	-	-	-	-
Stock-based compensation expense	-	-	8,701	-	-	-	8,701
Dividends	-	-	-	-	-	(9,147)	(9,147)
BALANCE, September 30, 2025	28,608	$722	$532,082	$(1,238,633)	$(45,975)	$1,041,300	$289,496

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Nine Months Ended September 30, 2024:
BALANCE, January 1, 2024	29,541	$713	$490,947	$(1,136,055)	$(50,413)	$968,134	$273,326
Comprehensive income:
Net income	-	-	-	-	-	19,467
Foreign currency translation adjustments	-	-	-	-	(4,975)	-
Total comprehensive income							14,492
Repurchase of common stock	(344)	(2)	(8,538)	(9,683)	-	-	(18,223)
Issuance of common stock pursuant to employee stock purchase plan	20	-	866	-	-	-	866
Issuance of restricted common stock pursuant to stock-based compensation plans	573	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(11)	-	-	-	-	-	-
Stock-based compensation expense	-	-	7,736	-	-	-	7,736
Dividends	-	-	-	-	-	(8,857)	(8,857)
BALANCE, March 31, 2024	29,779	717	491,005	(1,145,738)	(55,388)	978,744	269,340
Comprehensive income:
Net income	-	-	-	-	-	13,829
Foreign currency translation adjustments	-	-	-	-	(241)	-
Total comprehensive income							13,588
Repurchase of common stock	(228)	-	(397)	(9,804)	-	-	(10,201)
Issuance of common stock pursuant to employee stock purchase plan	20	-	752	-	-	-	752
Issuance of restricted common stock pursuant to stock-based compensation plans	90	1	(1)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(70)	(1)	1	-	-	-	-
Stock-based compensation expense	-	-	8,635	-	-	-	8,635
Dividends	-	-	-	-	-	(8,785)	(8,785)
BALANCE, June 30, 2024	29,591	717	499,995	(1,155,542)	(55,629)	983,788	273,329
Comprehensive income:
Net income	-	-	-	-	-	19,088
Foreign currency translation adjustments	-	-	-	-	10,067	-
Total comprehensive income							29,155
Repurchase of common stock	(317)	-	(151)	(14,576)	-	-	(14,727)
Issuance of common stock pursuant to employee stock purchase plan	19	-	798	-	-	-	798
Issuance of restricted common stock pursuant to stock-based compensation plans	22	-	-	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(23)	-	-	-	-	-	-
Stock-based compensation expense	-	-	8,652	-	-	-	8,652
Dividends	-	-	-	-	-	(8,796)	(8,796)
BALANCE, September 30, 2024	29,292	$717	$509,294	$(1,170,118)	$(45,562)	$994,080	$288,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$48,880	$52,384
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	14,533	16,724
Amortization	39,874	37,467
Loss on debt extinguishment	453	-
Asset impairments	94	-
Loss on unrealized foreign currency transactions, net	547	225
Deferred income taxes	(9,093)	(189)
Stock-based compensation	25,654	25,023
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(9,132)	(7,873)
Other current and non-current assets and liabilities	(14,001)	(12,771)
Income taxes payable/receivable	(11,946)	(16,194)
Trade accounts payable and accrued liabilities	7,639	(48,658)
Deferred revenue	3,236	7,075
Net cash provided by operating activities	96,738	53,213

Cash flows from investing activities:
Purchases of software, property, and equipment	(11,154)	(16,528)
Receipts from sale of software, property, and equipment	327	-
Business combinations, net of cash and settlement assets acquired of zero and $46,432	-	17,293
Net cash provided by (used in) investing activities	(10,827)	765

Cash flows from financing activities:
Proceeds from issuance of common stock	2,245	2,416
Payments of cash dividends	(27,415)	(26,598)
Repurchases of common stock	(58,525)	(42,439)
Deferred acquisition payments	(314)	(2,488)
Proceeds from long-term debt	150,625	15,000
Payments on long-term debt	(151,250)	(20,625)
Payments of debt financing costs	(2,258)	-
Payments on financing obligations	(5,513)	(2,191)
Settlement and merchant reserve activity	(43,671)	(79,606)
Net cash used in financing activities	(136,076)	(156,531)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	5,113	(337)

Net decrease in cash, cash equivalents, and restricted cash	(45,052)	(102,890)

Cash, cash equivalents, and restricted cash, beginning of period	506,763	463,876
Cash, cash equivalents, and restricted cash, end of period	$461,711	$360,986

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$23,243	$24,592
Income taxes	39,998	35,292

Non-cash investing and financing activities-
Software, property, and equipment included in current and non-current liabilities	11,868	9,830

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$158,385	$118,444
Settlement and merchant reserve assets	301,545	240,755
Restricted cash included in current and non-current assets	1,781	1,787
Total cash, cash equivalents, and restricted cash	$461,711	$360,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CSG Systems International, Inc. (the "Company", "CSG", or forms of the pronoun "we") have prepared the accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and for the quarters and nine months ended September 30, 2025 and 2024, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 10-K”), filed with the SEC. The results of operations for the quarter and nine months ended September 30, 2025 are not necessarily indicative of the expected results for the entire year ending December 31, 2025.

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

Revenue. As of September 30, 2025, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $2.2 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize over 65% of this amount by the end of 2028, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our SaaS and related solutions customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2025 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
SaaS and related solutions	$274,965	$263,701	$814,453	$788,054
Software and services	16,804	19,705	51,717	56,780
Maintenance	11,846	11,737	34,026	35,762
Total revenue	$303,615	$295,143	$900,196	$880,596

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters and nine months ended September 30, 2025 and 2024, as a percentage of our total revenue, was as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Americas (principally the U.S.)	85%	88%	86%	88%
Europe, Middle East, and Africa	10%	9%	10%	8%
Asia Pacific	5%	3%	4%	4%
Total revenue	100%	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for the quarters and nine months ended September 30, 2025 and 2024, as a percentage of our total revenue, was as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Broadband/Cable/Satellite	51%	53%	51%	52%
Telecommunications	18%	18%	18%	18%
Other	31%	29%	31%	30%
Total revenue	100%	100%	100%	100%

Deferred revenue recognized during the quarters ended September 30, 2025 and 2024 was $12.2 million and $8.6 million, respectively. Deferred revenue recognized during the nine months ended September 30, 2025 and 2024 was $45.2 million and $38.4 million, respectively.

On July 5, 2025, we terminated a master services agreement (the “MSA”) for one of our implementation projects in the Latin America region on the basis that the customer unlawfully renounced its obligations under the MSA. During the third quarter of 2025, we stopped implementation work on the project. Through the termination date, we recognized $1.4 million in revenue during 2025 related to this project. As of September 30, 2025, we had accounts receivable of $18.1 million ($1.3 million billed and $16.8 million unbilled) related to this implementation project and we intend to pursue any and all available remedies to recover the amounts outstanding. As of the date of this filing, we do not believe there has been an impairment to the carrying values of the assets and believe such amounts are recoverable per the terms of the MSA or as a matter of common law.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, our cash equivalents consist primarily of institutional money market funds and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances, and our intention is to continue to do so. As of September 30, 2025 and December 31, 2024, we had $1.8 million and $1.7 million, respectively, of restricted cash that mainly serves to collateralize bank and performance guarantees included in other non-current assets on our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$291,976	$288,889	$330,769	$329,458
Merchant reserve assets/liabilities	9,569	9,530	12,466	12,466
Total	$301,545	$298,419	$343,235	$341,924

Financial Instruments. Our financial instruments as of September 30, 2025 and December 31, 2024 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value. As of September 30, 2025 we had $15.2 million of cash held in institutional money market funds, which are considered Level 1 investments. Realized and unrealized gains and losses were not material in any period presented.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Credit Agreement (carrying value)	$125,000	$125,000	$-	$-
2023 Convertible Notes (par value)	425,000	472,621	425,000	429,144
2021 Credit Agreement (carrying value including current maturities)	-	-	125,625	125,625

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair values of our credit agreements were estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs. See Note 5 for a discussion regarding our debt.

New Tax Legislation. The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The effects of changes in tax laws, including retroactive provisions, are recognized in the financial statements in the period of enactment. Accordingly, the impact of the OBBBA has been reflected in our results for the current quarter. While the legislation is not expected to materially affect our effective tax rate, we have recorded preliminary adjustments and continue to evaluate the potential implications for our deferred tax balances and cash flows.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software Topic 350-40: Targeted Improvements to the Accounting for Internal-Use Software, which will update the requirements around the capitalization and disclosure of internal-use software. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. We are currently in the process of evaluating the impact of this ASU on our Financial Statements and related disclosures.

3. SEGMENT REPORTING AND CUSTOMER CONCENTRATION

Segment Information. Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. We have evaluated how our CODM has organized the Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis, and as a result, we have concluded that as of September 30, 2025, there is one reportable segment.

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

We regularly provide our CODM a reporting package that shows our results by functional expense, similar to our Income Statements. However, for purposes of this reporting package, depreciation is included in these functional expense categories, rather than broken out separately. Additionally, certain expenses such as restructuring and reorganization charges, executive transition costs, and acquisition-related charges, along with non-cash charges such as stock-based compensation and amortization of acquired intangibles, are excluded. The following table provides the significant expenses that are regularly provided to our CODM for our one segment, the required disclosable amounts that are included in consolidated net income, and a reconciliation to consolidated net income for the quarters and nine months ended September 30, 2025 and 2024:

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$303,615	$295,143	$900,196	$880,596
Less:
Cost of revenue:
Transaction fees	24,333	22,524	78,100	71,793
All other (1)	131,384	125,319	379,243	386,564
Total cost of revenue	155,717	147,843	457,343	458,357
Research and development (1)	39,631	40,498	119,069	114,421
Selling and marketing (1)	26,223	28,037	80,098	85,625
General and administrative (1)	27,546	28,690	83,241	81,109
Restructuring and reorganization charges (1)	5,591	2,943	17,547	12,040
Stock-based compensation	8,818	8,759	26,292	25,821
Other segment items (2)	6,382	6,816	26,881	8,998
Interest expense	7,367	7,778	21,964	22,982
Income tax provision	5,857	4,691	18,881	18,859
Segment net income	20,483	19,088	48,880	52,384
Reconciliation of profit or loss:
Adjustments and reconciling items	-	-	-	-
Consolidated net income	$20,483	$19,088	$48,880	$52,384
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

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows (in thousands):

January 1, 2025, balance	$316,041
Effects of changes in foreign currency exchange rates	7,868
September 30, 2025, balance	$323,909

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software. As of September 30, 2025 and December 31, 2024, the carrying values of these assets were as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$176,780	$(145,489)	$31,291	$172,656	$(133,279)	$39,377
Software	189,623	(166,726)	22,897	174,575	(154,648)	19,927
Total other intangible assets	$366,403	$(312,215)	$54,188	$347,231	$(287,927)	$59,304

The total amortization expense related to other intangible assets for the third quarters of 2025 and 2024 was $6.8 million and $7.1 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $20.1 million and $18.8 million, respectively. Based on the September 30, 2025 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 will be: 2025 - $26.9 million; 2026 - $20.1 million; 2027 - $10.0 million; 2028 - $5.7 million; and 2029 - $4.1 million.

Customer Contract Costs. As of September 30, 2025 and December 31, 2024, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$123,520	$(53,643)	$69,877	$105,396	$(44,587)	$60,809

The total amortization expense related to customer contract costs for the third quarters of 2025 and 2024 was $5.9 million and $5.4 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $15.3 million and $16.1 million, respectively.

5. DEBT

As of September 30, 2025 and December 31, 2024, our long-term debt was as follows (in thousands):

	September 30, 2025	December 31, 2024
2025 Credit Agreement:
$600 million revolving loan facility, due March 2030, interest at adjusted SOFR plus applicable margin (combined rate of 5.496% at September 30, 2025)	$125,000	$-
Less – deferred financing costs	(2,805)	-
2025 Term Loan, net of unamortized discounts	122,195	-
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	425,000	425,000
Less – deferred financing costs	(8,589)	(10,618)
2023 Convertible Notes, net of unamortized discounts	416,411	414,382
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin	-	125,625
Less – deferred financing costs	-	(1,510)
2021 Term Loan, net of unamortized discounts	-	124,115
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	-
Total debt, net of unamortized discounts	538,606	538,497
Current portion of long-term debt	-	(7,500)
Long-term debt, net of unamortized discounts	$538,606	$530,997

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

During the nine months ended September 30, 2025, we repaid $0.6 million. As of September 30, 2025, we had $125.0 million outstanding on our 2025 Revolver, and had issued standby letters of credit of $0.2 million that count against our available 2025 Revolver balance, leaving $474.8 million available to us.

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

We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of September 30, 2025, none of the conditions to early convert have been met.

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

In connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). As of September 30, 2025, all the Capped Call Transactions were outstanding and cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.

Other. We finance certain of our internal use software. During the nine months ended September 30, 2025, we entered into financing agreements at a total cost of $8.6 million with payments through 2030. As of September 30, 2025 and December 31, 2024, we had $11.9 million and $8.5 million, respectively, outstanding under these agreements, of which $6.8 million and $4.2 million, respectively, were included in current liabilities and $5.1 million and $4.3 million, respectively, were included in non-current liabilities on our Balance Sheets. These arrangements are treated as non-cash investing and financing activities for purposes of our Condensed Consolidated Statements of Cash Flows ("Statements of Cash Flows").

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

The iCG acquisition includes provisions for up to $15.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through June 3, 2027. During the nine months ended September 30, 2025, we made earn-out payments of $5.0 million. As of September 30, 2025, we have accrued $4.4 million related to future earn-out payments.

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

The DGIT acquisition includes provisions for up to approximately $12 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through December 31, 2026. Through September 30, 2025, $0.4 million of the earn-out had been achieved and was paid, including $0.1 million paid in the first quarter of 2025. As of September 30, 2025, we have accrued $10.3 million related to future earn-out payments.

7. RESTRUCTURING AND REORGANIZATION CHARGES

During the third quarters of 2025 and 2024, we recorded restructuring and reorganization charges of $5.6 million and $2.9 million, respectively, and for the nine months ended September 30, 2025 and 2024, we recorded restructuring and reorganization charges of $17.5 million and $12.0 million, respectively.

During the nine months ended September 30, 2025, we implemented the following restructuring and reorganizational activities:

•
We reduced our global workforce by approximately 270 employees, as part of reorganization activities focused on cost efficiency actions to optimize our capacity and better align our resources. As a result, we incurred restructuring and reorganization charges related to involuntary terminations of $11.9 million.
•
At the end of March 2025, we announced our plans to close our design and delivery center in Crawfordville, Florida in August 2025. All processing volumes done at this location were transitioned to our two other design and delivery facilities. The closing of this facility will result in the elimination of approximately 100 employees in Florida, which began in June 2025. Additional hires will be made at the other locations to absorb the additional volumes. As of September 30, 2025, all impacted employees have been notified and the related severance costs are being accrued over each employee's respective service period, which resulted in $2.3 million of expense during the nine months ended September 30, 2025. The total estimated cost of this facility closure, to include involuntary termination benefits, relocation costs, accelerated depreciation, and decommissioning work is expected to be approximately $5.5 million. As of September 30, 2025, we have incurred total expenses of $4.5 million, with the majority of the remaining costs expected to be incurred during the remainder of 2025.

The activity in the restructuring and reorganization reserves during the nine months ended September 30, 2025 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2025, balance	$1,202	$2,520	$3,722
Charged to expense during period	14,172	3,375	17,547
Cash payments	(13,023)	(3,907)	(16,930)
Adjustment for asset impairment	-	(94)	(94)
Adjustment for accelerated depreciation	-	(634)	(634)
Other	(768)	-	(768)
September 30, 2025, balance	$1,583	$1,260	$2,843

During the first quarter of 2025, we paid $1.3 million related to the exit of a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018.

As of September 30, 2025, all restructuring and reorganization reserves were included in current liabilities.

8. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Service Agreements. In March 2025, we extended our agreement with Ensono, Inc. to provide us with outsourced computing services through December 31, 2032. In September 2025, we entered into a Restatement Work Order, which among other things, accelerated the mainframe hardware refresh for our outsourced data center environment, which is now expected to be completed during the first quarter of 2026.

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of September 30, 2025, we had $1.8 million of restricted assets used to collateralize these guarantees, which are included in other non-current assets on our Balance Sheet.

We have performance guarantees in the form of surety bonds and standby letters of credit, along with money transmitter bonds, issued through third-parties that are not required to be reflected on our Balance Sheets. As of September 30, 2025, we had performance guarantees of $3.9 million, which includes $0.2 million in a standby letter of credit. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of September 30, 2025, we had total aggregate money transmitter bonds of $24.0 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of September 30, 2025, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our non-performance for any past or current arrangements with our customers.

Sales and Use Tax. In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. We continually assess our sales and use tax exposure and as of September 30, 2025, we believe that we have adequate reserves to cover any taxes owed and related penalties and interest. While we believe that the assumptions and estimates used to determine these liabilities are reasonable, the ultimate outcome of these matters cannot be certain, and we will adjust these estimated liabilities as new information becomes available.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending or threatened actions or claims against any officer or member of our Board of Directors (the "Board"). As a result, we have not recorded any liabilities related to such indemnifications as of September 30, 2025. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

9. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our unaudited Condensed Consolidated Statements of Income (the "Income Statements").

The reconciliation of the basic and diluted EPS denominators related to common shares is included in the following table (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic weighted-average common shares	27,627	28,362	27,762	28,475
Dilutive effect of restricted common stock	343	106	361	146
Diluted weighted-average common shares	27,970	28,468	28,123	28,621

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

10. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). During the third quarters of 2025 and 2024, we repurchased approximately 275,000 shares of our common stock for $17.6 million (weighted-average price of $63.75 per share), and approximately 313,000 shares of our common stock for $14.4 million (weighted-average price of $46.11 per share), respectively, under a SEC Rule 10b5-1 Plan. During the nine months ended September 30, 2025 and 2024, we repurchased approximately 703,000 shares of our common stock for $44.2 million (weighted-average price of $62.92 per share), and approximately 716,000 shares of our common stock for $33.7 million (weighted-average price of $47.07 per share), respectively, under a SEC Rule 10b5-1 Plan. The excise tax imposed on share repurchases, which is included as a cost of treasury stock, is not reflected in these amounts.

As of September 30, 2025, the total remaining value of shares available for repurchase under the Stock Repurchase Program totaled $93.7 million, with the amount authorized for repurchase through December 31, 2025.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the third quarters of 2025 and 2024, we repurchased and then cancelled approximately 4,000 shares of common stock for $0.2 million and approximately 3,000 shares of common stock for $0.2 million, respectively, and nine months ended September 30, 2025 and 2024, we repurchased and then cancelled approximately 223,000 shares of common stock for $14.0 million and approximately 172,000 shares of common stock for $9.1 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plan.

Cash Dividends. During the third quarter of 2025, our Board approved a quarterly cash dividend of $0.32 per share of common stock, totaling $9.1 million. During the third quarter of 2024, our Board approved a quarterly cash dividend of $0.30 per share of common stock, totaling $8.8 million. Dividends declared for the nine months ended September 30, 2025 and 2024 totaled $27.7 million and $26.4 million, respectively. As of September 30, 2025 and 2024, we had $10.6 million and $1.9 million, respectively, of dividends accrued, which are included in other current and non-current liabilities on our Balance Sheets. The increase in accrued dividends for 2025 relates primarily to our third quarter of 2025 dividends that were declared in September, but will be paid in October.

Stock-Based Awards. During the nine months ended September 30, 2025 we granted restricted stock awards to key members of management in the form of: (i) performance-based awards of approximately 170,000 restricted common stock shares, of which the majority will vest in the first quarter of 2027 upon meeting certain pre-established financial performance objectives over a two-year performance period; and (ii) market-based awards of approximately 51,000 restricted common stock shares, which vest in the first quarter of 2028 upon meeting a relative total shareholder return performance achievement tier. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control (as defined) and the subsequent involuntary termination of employment.

During the nine months ended September 30, 2025, we also granted restricted stock awards to key members of management in the form of time-based awards of approximately 398,000 restricted common stock shares, which vest annually over three years with no restrictions other than the passage of time. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation expense for the third quarters of 2025 and 2024 of $8.7 million for each period, and for the nine months ended September 30, 2025 and 2024 of $25.7 million and $25.0 million, respectively.

11. SUBSEQUENT EVENT

On October 29, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NEC Corporation, a company incorporated under the laws of Japan (“NEC”) and Canvas Transaction Company, Inc., a Delaware corporation and a wholly owned subsidiary of NEC (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CSG (the “Merger”), with CSG continuing as the surviving corporation as a wholly owned subsidiary of NEC. Our Board has unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and, subject to the terms of the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement.

Per the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of CSG common stock that is issued and outstanding immediately prior to the Effective Time (other than the Cancelled Shares and Dissenting Shares, as they are defined in the Merger Agreement), will be converted into the right to receive $80.70 per share in cash (the “Merger Consideration”).

In addition, the Merger Agreement provides for the following treatment of our equity awards:

•
Each outstanding restricted stock award that is vested as of immediately prior to the Effective Time (or that will vest solely as a result of the consummation of the transactions contemplated by the Merger Agreement, including, if the Effective Time occurs in 2026, restricted stock awards that would have completed their full vesting period and been settled in accordance with their terms in 2027) will be converted into the right to receive an amount in cash equal to the number of CSG shares underlying such award multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and become payable shortly following the Effective Time, and each other outstanding restricted stock award will be converted into a deferred cash award based on the number of CSG shares underlying such award multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and will vest and become payable on the original time-based vesting schedule, subject to substantially the same terms and conditions as the corresponding restricted stock award.
•
Each outstanding performance-based or market-based restricted stock award (other than the CEO Award (as defined below)) that is vested as of immediately prior to the Effective Time (or that will vest solely as a result of the consummation of the transactions contemplated by the Merger Agreement, including, if the Effective Time occurs in 2026, restricted stock awards that would have completed their full vesting period and been settled in accordance with their terms in 2027) will be converted into the right to receive an amount in cash equal to the number of CSG shares underlying such award (with applicable performance metrics generally deemed achieved at the greater of target and actual performance as of the latest practical date prior to the Effective Time) multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and become payable shortly following the Effective Time, and each other outstanding performance-based or market-based restricted stock award (other than the CEO Award) will be converted into a deferred cash award based on the number of CSG shares underlying such award multiplied by the Merger Consideration (with applicable performance metrics deemed achieved at the greater of target and actual performance as of the latest practical date prior to the Effective Time), plus any applicable accrued and unpaid dividends, and will vest and become payable on the original time-based vesting schedule, subject to substantially the same terms and conditions as the corresponding performance-based or market-based restricted stock award.
•
The market-based restricted stock award granted to our CEO on December 10, 2024 (the “CEO Award”) will be converted into a deferred cash award based on the number of CSG shares underlying such award (with applicable performance metrics deemed achieved based on the Merger Consideration) multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and will vest and become payable on the original time-based vesting schedule, subject to substantially the same terms and conditions as the CEO Award.
•
Additionally, each restricted stock award that would have vested and settled in accordance with its terms in 2026 will vest and settle on or prior to December 31, 2025, with any applicable performance-based vesting conditions deemed achieved based on actual performance as of the latest practical date.

If the Merger is consummated, this will result in the outstanding loans under the 2025 Credit Agreement being repaid and commitments thereunder being terminated at the closing. If the Merger is consummated, this would also likely result in a conversion trigger for the 2023 Convertible Note holders.

If the Merger is consummated, CSG shares will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended.

The closing of the Merger is expected to occur during 2026, subject to the satisfaction of customary closing conditions including receipt of approval by CSG’s stockholders and required regulatory approvals.

If the Merger Agreement is terminated under certain specified circumstances, including termination by CSG to accept and enter into a definitive agreement with respect to a superior proposal, CSG will be required to pay NEC a termination fee of $82,000,000. If the Merger Agreement is terminated under other certain specified circumstances, NEC will be required to pay CSG a termination fee of $135,000,000.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 29, 2025.

We have incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting, and other professional services fees. Future costs cannot be estimated at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2024 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q that address results or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements include, but are not limited to, statements relative to our future plans, our financial condition, and our expectations concerning our business and the industries we serve, and the Company’s expectations, plans, intentions, strategies or prospects with respect to the proposed Merger. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “hope,” “hopeful,” “likely,” “may,” “optimistic,” “possible,” “potential,” “preliminary,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Forward-looking statements are made based upon management’s current expectations and beliefs and are not guarantees of future performance. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. These factors include, but are not limited to the following: we derive a significant portion of our revenue from a limited number of customers, with approximately forty percent of our revenue from our two largest customers; fluctuations in credit market conditions, general global economic and political conditions, and foreign currency exchange rates; our ability to maintain a reliable, secure computing environment; continued market acceptance of our products and services; our ability to continuously develop and enhance products in a timely, cost-effective, technically advanced and competitive manner; our ability to deliver its solutions in a timely fashion within budget, particularly large and complex software implementations; our dependency on the global telecommunications industry, and in particular, the North American telecommunications industry; our ability to meet our financial expectations; increasing competition in our market from companies of greater size and with broader presence; our ability to successfully integrate and manage acquired businesses or assets to achieve expected strategic, operating and financial goals; our ability to protect its intellectual property rights; our ability to conduct business in the international marketplace; our ability to comply with applicable U.S. and International laws and regulations; the ability of the parties to the Merger to complete the proposed Merger on the anticipated terms and timing, or at all, the satisfaction or waiver of other conditions to the completion of the proposed Merger, including obtaining required shareholder and regulatory approvals; the risk that our stock price may fluctuate during the pendency of the proposed Merger and may decline if the proposed Merger is not completed; potential litigation relating to the proposed Merger that could be instituted against use or our directors, managers or officers, including the delay, expense or other effects of any outcomes related thereto; the risk that disruptions from the proposed Merger will harm our business, including current plans and operations, including during the pendency of the proposed Merger; our ability to retain, motivate, and hire key personnel; the diversion of management’s time and attention from ordinary course business operations to completion of the proposed Merger and integration matters; potential adverse reactions or changes to business relationships resulting from the announcement, pendency or completion of the proposed Merger; legislative, regulatory and economic developments; potential business uncertainty, including changes to existing business relationships, during the pendency of the proposed Merger that could affect our financial performance; certain restrictions during the pendency of the proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or global pandemics, as well as management’s response to any of the aforementioned factors; the possibility that the proposed Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; unexpected costs, liabilities or delays associated with the Merger; the response of competitors to the Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed Merger, including in circumstances requiring us to pay a termination fee; the ability to realize the anticipated benefits of the Merger, including the expected synergies and cost saving; the possibility that competing or superior acquisition proposals for the Company will be made; and other risks identified in Part I, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors,” in our 2024 Form 10-K and in our subsequent filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Actual results and outcomes could differ materially from the results described in or implied by such forward looking statements. Forward-looking statements speak only as of the date hereof, and, except as required by law, we undertake no obligation to update or revise these forward-looking statements.

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

Plan of Merger

On October 29, 2025, we entered into a Merger Agreement with NEC and Merger Sub. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CSG, with CSG continuing as the surviving corporation as a wholly owned subsidiary of NEC. Our Board has unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and, subject to the terms of the Merger Agreement, resolved to recommend that our shareholders adopt the Merger Agreement.

Per the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, each share of CSG common stock that is issued and outstanding immediately prior to the Effective Time (other than the Cancelled Shares and Dissenting Shares, as they are defined in the Merger Agreement), will be converted into the right to receive $80.70 per share in cash.

If the Merger is consummated, CSG shares will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended.

The closing of the Merger is expected to occur during 2026, subject to the satisfaction of customary closing conditions including receipt of approval by CSG’s stockholders and required regulatory approvals.

See Note 11 to our Financial Statements for additional information.

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

Management Overview of Quarterly Results

Third Quarter Highlights. A summary of our results of operations for the third quarter of 2025, when compared to the third quarter of 2024, was as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	September 30, 2025	September 30, 2024
Revenue	$303,615	$295,143
Transaction fees (1)	24,333	22,524
Operating results:
Operating income	$30,459	$31,822
Operating margin percentage	10.0%	10.8%
Diluted EPS	$0.73	$0.67
Supplemental data:
Restructuring and reorganization charges (2)	$5,591	$2,943
Acquisition-related costs:
Amortization of acquired intangible assets	3,474	3,929
Earn-out compensation	2,954	2,591
Transaction-related costs	3,200	32
Stock-based compensation (2)	8,818	8,759
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

Revenue. Revenue for the third quarter of 2025 was $303.6 million, a 2.9% increase when compared to revenue of $295.1 million for the third quarter of 2024. The increase in revenue was primarily attributed to the continued growth of our SaaS and related solutions revenue.

Operating Results. Operating income for the third quarter of 2025 was $30.5 million, or a 10.0% operating margin percentage, compared to $31.8 million, or a 10.8% operating margin percentage for the third quarter of 2024. The decrease in operating income was mainly attributed to higher acquisition-related costs and restructuring and reorganization charges, partially offset by the benefits received from the cost efficiency actions taken during the last twelve months.

Diluted EPS. Diluted EPS for the third quarter of 2025 was $0.73 compared to $0.67 for the third quarter of 2024, with the increase mainly attributed to foreign currency movements.

Cash and Cash Flows. As of September 30, 2025, we had cash and cash equivalents of $158.4 million, as compared to $145.9 million as of June 30, 2025 and $161.8 million as of December 31, 2024. Our cash flows provided by operating activities for the third quarter of 2025 were $47.9 million. See the Liquidity section below for further discussion of our cash flows.

Significant Customer Relationships

A large percentage of our revenue is generated from a limited number of customers in the global communications industry, with our three largest customers being Charter Communications Inc. (“Charter”), Comcast Corporation (“Comcast”), and DISH Network L.L.C.

Customer Concentration. We have significant customer concentration, with the following two customers exceeding 10% of our revenue (in thousands, except percentages):

	Quarter Ended
	September 30, 2025		June 30, 2025		September 30, 2024
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$58,859	19%	$57,667	19%	$59,070	20%
Comcast	53,204	18%	51,415	17%	58,688	20%

The percentages of net billed accounts receivable balances attributable to these customers as of the dates indicated were as follows:

	As of
	September 30, 2025	June 30, 2025	December 31, 2024
Charter	20%	19%	20%
Comcast	16%	17%	17%

See our 2024 10-K for additional discussion of our business relationships and contractual terms with Charter and Comcast.

Charter. In September 2025, we entered into an amendment (the "Amendment") to the current agreement with Charter. The key terms of the Amendment are as follows:

•
The Amendment extends our contractual relationship with Charter through September 30, 2031.
•
The revenue to be generated under the Amendment will be based primarily on monthly charges for SaaS and related services per Charter customer account, and various other ancillary services based on actual usage. The Amendment includes reduced price escalators for 2025 and annual fixed-price escalators beginning in 2026. We did not provide a renewal discount to Charter in the Amendment.
•
The Amendment contains certain financial commitments both throughout the term and associated with the number of Charter customer accounts that are to be processed on our solutions.
•
We maintain the exclusive right to provide print and mail services to all current and future Charter customer accounts through the term of the Amendment.
•
The Amendment contains certain rights and obligations of both parties, including the following key items: (i) the termination of the agreement under certain conditions; (ii) various service level commitments; and (iii) remedies and limitations on liabilities associated with specified breaches of contractual obligations.

The foregoing does not constitute a complete summary of the terms of the Amendment and is qualified by reference to the Amendment, with confidential information redacted, which is filed as Exhibit 10.28K to this Form 10-Q.

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

On July 5, 2025, we terminated an MSA for one of our implementation projects in the Latin America region on the basis that the customer unlawfully renounced its obligations under the MSA. At this time, there is no work being performed on the project and we intend to pursue any and all available remedies.

Through the contract termination date, we recognized $1.4 million in revenue during 2025 related to this project. We do not expect the termination of this contract to have a material impact on 2025 revenue. As of September 30, 2025, we had accounts receivable of $18.1 million ($1.3 million billed and $16.8 million unbilled) related to this project. As of the date of this filing, we do not believe there has been an impairment to the carrying values of the assets and believe such amounts are recoverable per the terms of the MSA or as a matter of common law. However, if we are not successful in collecting the amount expected under the terms of the MSA or as a matter of common law, it is possible that an impairment of these assets could result.

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

Results of Operations

Revenue. Total revenue for the: (i) third quarter of 2025 was $303.6 million, a 2.9% increase when compared to $295.1 million for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $900.2 million, a 2.2% increase when compared to $880.6 million for the nine months ended September 30, 2024.

Revenue by type for the third quarters and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
SaaS and related solutions	$274,965	$263,701	$814,453	$788,054
Software and services	16,804	19,705	51,717	56,780
Maintenance	11,846	11,737	34,026	35,762
Total revenue	$303,615	$295,143	$900,196	$880,596

The increases in revenue were primarily due to the continued growth of our SaaS and related solutions revenue, which more than offset lower professional services revenue for the periods. Additionally, revenue for the nine months ended September 30, 2025 includes approximately $6 million of revenue recognized from a software license arrangement.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic region for the third quarters and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Americas (principally the U.S.)	$258,814	$258,620	$771,326	$771,193
Europe, Middle East, and Africa	30,193	26,381	89,083	72,199
Asia Pacific	14,608	10,142	39,787	37,204
Total revenue	$303,615	$295,143	$900,196	$880,596

Total Operating Expenses. Total operating expenses for the: (i) third quarter of 2025 were $273.2 million, a 3.7% increase when compared to $263.3 million for the third quarter of 2024; and (ii) nine months ended September 30, 2025 were $810.5 million, a 2.4% increase when compared to $791.6 million for the nine months ended September 30, 2024.

•
The increase in total operating expenses in the third quarter of 2025 is reflective of the increase in revenue between periods and was also impacted by approximately $3 million of acquisition-related transaction-related costs recognized in the third quarter of 2025 related to the proposed Merger and higher restructuring and reorganization charges.
•
The increase in total operating expenses during the nine months ended September 2025 is reflective of the increase in revenue between periods and was also impacted by an increase in acquisition-related costs, mainly attributed to the DGIT earn-out compensation of approximately $10 million for the nine months ended September 30, 2025 and approximately $3 million of transaction-related costs recognized in the third quarter of 2025 related to the proposed Merger, and higher restructuring and reorganization charges.

These additional costs were offset to a certain degree by the cost efficiency actions taken during the last twelve months to optimize our capacity and better align resources to areas of the business with higher growth profiles.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the: (i) third quarter of 2025 was $157.5 million, a 5.4% increase when compared to $149.5 million for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $462.2 million, a 0.4% increase when compared to $460.3 million for the nine months ended September 30, 2024. These increases in cost of revenue are reflective of the increases in SaaS and related solutions revenue between periods, to include an increase in employee-related costs. Total cost of revenue as a percentage of revenue for the: (i) third quarters of 2025 and 2024 was 51.9% and 50.6%, respectively; and (ii) nine months ended September 30, 2025 and 2024 was 51.3% and 52.3%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for the: (i) third quarter of 2025 was $40.3 million, a 3.3% decrease when compared to $41.7 million for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $121.6 million, a 4.7% increase when compared to $116.2 million for the nine months ended September 30, 2024.

•
The decrease in R&D expense in the third quarter of 2025 is mainly attributed to lower employee-related costs, due to the cost efficiency actions taken during the last twelve months, which have resulted in a reallocation of resources to revenue projects.
•
The increase in R&D expense during the nine months ended September 30, 2025 is attributed primarily to increased R&D investments in our faster growing SaaS solutions, such as Ascendon monetization and payments.

Delivering future-ready solutions that have best-in-industry innovation (including new AI capabilities) is a key competitive advantage for us. As a percentage of total revenue, R&D expense for the: (i) third quarters of 2025 and 2024 was 13.3% and 14.1%, respectively; and (ii) nine months ended September 30, 2025 and 2024 was 13.5% and 13.2%, respectively.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the: (i) third quarter of 2025 was $65.4 million, a 2.4% increase when compared to $63.9 million for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $195.3 million, a 4.5% increase when compared to $186.8 million for the nine months ended September 30, 2024.

•
The increase in SG&A expense during the third quarter of 2025 is mainly attributed to approximately $3 million of acquisition-related transaction-related costs recognized in the third quarter of 2025 related to the proposed Merger, offset by lower employee-related costs, mainly due to the cost efficiency actions discussed above.
•
The increase in SG&A expense during the nine months ended September 30, 2025 is mainly attributed to acquisition-related costs of approximately $10 million of DGIT earn-out compensation and approximately $3 million of transaction-related costs recognized in 2025 related to the proposed Merger, offset by a decrease in employee-related costs, due to the cost efficiency actions discussed above.

As a percentage of total revenue, SG&A expense for the: (i) third quarters of 2025 and 2024 was 21.6% and 21.7%, respectively; and (ii) nine months ended September 30, 2025 and 2024 was 21.7% and 21.2%, respectively.

Depreciation. Depreciation expense for the: (i) third quarter of 2025 was $4.3 million, a 19.0% decrease when compared to $5.3 million for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $13.9 million, a 14.7% decrease when compared to $16.3 million for the nine months ended September 30, 2024. These decreases can be primarily attributed to the decreased level of capital expenditures we have made over the past several years and the closure of our design and delivery center in Crawfordville, Florida, discussed below.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the: (i) third quarter of 2025 were $5.6 million, a $2.7 million increase when compared to $2.9 million for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $17.5 million, a $5.5 million increase when compared to $12.0 million for the nine months ended September 30, 2024. The restructuring and reorganization charges for the nine months ended September 30, 2025 relate mainly to cost efficiency actions to optimize our capacity and better align resources along with costs associated with the closure of our design and delivery center in Crawfordville, Florida. These activities have resulted in restructuring charges of $14.3 million related to involuntary terminations.

See Note 7 to our Financial Statements for additional discussion.

Operating Income. Operating income for the: (i) third quarter of 2025 was $30.5 million, or 10.0% of total revenue, compared to $31.8 million, or 10.8% of total revenue for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $89.7 million, or 10.0% of total revenue, compared to $89.0 million, or 10.1% of total revenue, for the nine months ended September 30, 2024.

•
The decrease in operating income for the third quarter of 2025 is mainly attributed to acquisition-related costs, discussed above, and higher restructuring and reorganization charges, partially offset by the benefits received from the cost efficiency actions taken during the last twelve months.
•
The increase in operating income for the nine months ended September 30, 2025 is mainly attributed to the benefits received from the cost efficiency actions, discussed above, partially offset by the increase in acquisition-related costs, discussed above, and higher restructuring and reorganization charges between periods.

Interest Income. Interest income for the: (i) third quarter of 2025 was $1.3 million, a $0.6 million decrease when compared to $1.9 million for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $4.3 million, a $2.3 million decrease when compared to $6.6 million for the nine months ended September 30, 2024. These decreases are primarily attributed to lower cash balances being swept into overnight money market accounts on a daily basis.

Loss on Extinguishment of Debt. In March 2025, we entered into the 2025 Credit Agreement, which replaced the 2021 Credit Agreement (see Note 5 to our Financial Statements). As a result, we incurred a loss of $0.5 million related to the write-off of debt issuance costs.

Other, net. Other, net for the: (i) third quarter of 2025 was $2.0 million of other income, a $4.2 million change from $2.2 million of other expense for the third quarter of 2024; and (ii) nine months ended September 30, 2025 was $3.8 million of other expense, a $2.3 million change when compared to $1.5 million of other expense for the nine months ended September 30, 2024. These changes were primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the: (i) third quarters of 2025 and 2024 were 22% and 20%, respectively; and (ii) nine months ended September 30, 2025 and 2024 were 28% and 26%, respectively. The increases in the 2025 effective income tax rates as compared to the respective 2024 rates can be mainly attributed to one-time benefits recognized in the third quarter of 2024 for the revaluation of certain deferred income taxes and the impact of the DGIT earn-out compensation in 2025, for which a valuation allowance has been established for income tax purposes (see Note 6 for further discussion of the DGIT earn-out payments). Our estimated full year 2025 effective income tax rate is approximately 29%.

Liquidity

Cash and Liquidity. As of September 30, 2025, our principal sources of liquidity included cash and cash equivalents of $158.4 million, compared to $145.9 million as of June 30, 2025, and $161.8 million as of December 31, 2024.

During the first quarter of 2025, we entered into the 2025 Credit Agreement, which consists of a $600.0 million five-year revolver, the 2025 Revolver, which replaced our $600.0 million five-year credit agreement entered into September 2021, the 2021 Credit Agreement. As of September 30, 2025, we had $125.0 million outstanding on the 2025 Revolver. The 2025 Credit Agreement contains customary affirmative, negative, and financial covenants. As of September 30, 2025, and the date of this filing, we believe we are in compliance with the provisions of the 2025 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	September 30, 2025	December 31, 2024
Americas (principally the U.S.)	$100,798	$102,417
Europe, Middle East, and Africa	42,416	43,609
Asia Pacific	15,171	15,763
Total cash and cash equivalents	$158,385	$161,789

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of September 30, 2025 and December 31, 2024, we had $1.8 million and $1.7 million, respectively, of cash restricted as to use primarily to collateralize guarantees included in our non-current asset balance. In addition, as of September 30, 2025 and December 31, 2024, we had $301.5 million and $343.2 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances, and we intend to continue to do so.

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

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used in) Operating Activities – Totals
Cash Flows from Operating Activities:
2025:
March 31 (1)	$40,619	$(29,150)	$11,469
June 30	38,999	(1,673)	37,326
September 30	41,324	6,619	47,943
Total	$120,942	$(24,204)	$96,738

2024:
March 31 (2)	$51,655	$(81,006)	$(29,351)
June 30	35,625	7,480	43,105
September 30	44,354	(4,895)	39,459
Total	$131,634	$(78,421)	$53,213
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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2025:
March 31	$269,326	$(4,152)	$265,174	66
June 30	262,975	(3,959)	259,016	66
September 30	272,355	(4,331)	268,024	64

2024:
March 31	$281,051	$(5,692)	$275,359	67
June 30	270,934	(4,720)	266,214	66
September 30	284,740	(4,810)	279,930	64

As of September 30, 2025 and 2024, approximately 95%, for each period, of our net billed trade accounts receivable balances were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable (current and non-current) increased $11.9 million to $92.1 million as of September 30, 2025, from $80.2 million as of December 31, 2024. These unbilled trade accounts receivable balances relate primarily to implementation projects where various milestone billing dates have not yet been reached or are delayed and to timing related to billing cutoff or contractual billing dates. As discussed in Contract Termination above, as of September 30, 2025, $16.8 million of the unbilled trade accounts receivable balance is related to an implementation project for a contract that we terminated in the third quarter of 2025. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Income Taxes Receivable/Payable

Net income taxes receivable/payable (current and non-current) as of September 30, 2025 was a net income taxes receivable balance of $4.0 million, compared to a net income taxes payable balance of $7.9 million at December 31, 2024. This net $11.9 million change was primarily due to the timing of our estimated federal and state income tax payments.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, which are discussed below.

Purchases of Software, Property, and Equipment

Our capital expenditures for the nine months ended September 30, 2025 and 2024 for software, property, and equipment were $11.2 million and $16.5 million, respectively, and consisted principally of investments in software and related equipment and lease improvements.

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

Cash Dividends Paid on Common Stock

During the nine months ended September 30, 2025 and 2024, our Board approved dividends totaling $27.7 million and $26.4 million, respectively, and we made dividend payments of $27.4 million and $26.6 million, respectively, with the differences between the amount approved and paid attributed to dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During the nine months ended September 30, 2025 and 2024, we repurchased approximately 703,000 and 716,000 shares of our common stock, respectively, under our Stock Repurchase Program for $44.2 million and $33.7 million, respectively.

Additionally, outside of our Stock Repurchase Program, during the nine months ended September 30, 2025 and 2024, we repurchased from our employees and then canceled approximately 223,000 and 172,000 shares of our common stock, respectively, for $14.0 million and $9.1 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through the nine months ended September 30, 2025 and 2024, we paid $58.5 million and $42.4 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement and the excise tax imposed on share repurchases.

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

During the nine months ended September 30, 2024 we made principal repayments on our 2021 Term Loan of $5.6 million, and we borrowed and subsequently repaid $15.0 million from our 2021 Revolver for general corporate purposes.

See Note 5 and Note 11 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the nine months ended September 30, 2025 and 2024, we had net settlement and merchant reserve activity of $(43.7) million and $(79.6) million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

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

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of September 30, 2025, we had cash and cash equivalents of $158.4 million, of which approximately 59% was in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. In March 2025, we entered into the 2025 Credit Agreement which replaced our 2021 Credit Agreement. The 2025 Credit Agreement consists of a $600.0 million revolving loan facility, our 2025 Revolver. As of September 30, 2025, we had $125.0 million outstanding on the 2025 Revolver, and had issued standby letters of credit of $0.2 million that count against our available 2025 Revolver balance, leaving $474.8 million available to us. Our long-term debt obligations are discussed in more detail in Note 5 and 11 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases and Cash Dividends. We have made repurchases of our common stock in the past under our Stock Repurchase Program. As of September 30, 2025, we had $93.7 million authorized for repurchase remaining under our Stock Repurchase Program. Upon the announcement of the Merger Agreement, we have ceased any further repurchases.

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

During the nine months ended September 30, 2025, we repurchased approximately 703,000 shares of our common stock for $44.2 million (weighted-average price of $62.92 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during the nine months ended September 30, 2025, we repurchased from our employees and then cancelled approximately 223,000 shares of our common stock for $14.0 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

During the nine months ended September 30, 2025, our Board declared dividends totaling $27.7 million. Going forward, we expect to continue to pay cash dividends in the normal course, with the amount and timing subject to our Board’s approval.

We expect to return in excess of $100.0 million to our shareholders through combined common stock repurchases and cash dividends in 2025.

•
Acquisitions. As a result of our previous acquisition activity, during the nine months ended September 30, 2025 we made $0.3 million of deferred acquisition payments. Additionally, there are provisions for potential future earn-out payments of up to approximately $12 million for DGIT and $15.0 million for iCG tied to performance-based goals and a defined service period. The earn-out periods are through December 31, 2026 and June 3, 2027, respectively. During the nine months ended September 30, 2025, we made earn-out payments of $5.1 million, which are included in our cash flows from operating activities. As of September 30, 2025, we have accrued $14.7 million related to earn-out payments.

As of September 30, 2025, we have accrued $3.2 million of transaction costs related to the proposed Merger discussed above. We expect to incur additional costs relating to the proposed Merger, such as financial advisory, legal, accounting, and other professional services fees, however, these additional costs cannot be estimated at this time.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the 2018 acquisition of Forte Payment Systems, Inc., at a total cost of $9.9 million, of which $1.8 million was paid in 2023, $5.6 million was paid in 2024 and $1.3 million was paid in 2025. The remaining $1.2 million will be paid in 2026.
•
Capital Expenditures. During the nine months ended September 30, 2025, we spent $11.2 million on capital expenditures.
•
Financing Agreements. We have financing agreements for certain of our internal use software. As of September 30, 2025, we have $11.9 million related to these financing agreements included in current and non-current liabilities on our Balance Sheets. During the nine months ended September 30, 2025, we have made payments of $6.3 million related to these financing agreements.

•
Long-Term Debt. As of September 30, 2025, our long-term debt consisted of the following: (i) 2025 Credit Agreement Revolver borrowings of $125.0 million; and (ii) 2023 Convertible Notes in the principal aggregate amount of $425.0 million.

2025 Credit Agreement. The mandatory payments under our 2025 Credit Agreement for the next twelve months are the cash interest expense (based upon then-current interest rates) for the 2025 Revolver (assuming no further amounts are borrowed, and the amount is not paid down) of $7.0 million. Should the Merger, discussed above, be consummated, this would result in the outstanding loans under the 2025 Credit Agreement being repaid and commitments thereunder being terminated at the closing.

2023 Convertible Notes. The 2023 Convertible Notes are convertible at the option of the note holders before June 15, 2028 upon the occurrence of certain events. Should the Merger be consummated, as discussed above, this would likely result in a conversion trigger for the note holders.

Our long-term debt obligations are discussed in more detail in Note 5 and 11 to our Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of September 30, 2025, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the September 30, 2025 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of September 30, 2025 and December 31, 2024 were $158.4 million and $161.8 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, excess funds may be invested in low-risk institutional money market funds held at a major bank. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of September 30, 2025 and December 31, 2024, we had $301.5 million and $343.2 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 2 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of September 30, 2025, the fair value of the 2023 Convertible Notes was estimated at $472.6 million, using quoted market prices.

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

During the nine months ended September 30, 2025, we generated approximately 88% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of September 30, 2025. A hypothetical adverse change of 10% in the September 30, 2025 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2024 10-K. There were no material changes to the risk factors disclosed in our 2024 10-K during the third quarter of 2025, other than as set forth below related to the proposed Merger. Reference is made to “Macroeconomic Outlook” in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations for additional potential risks and uncertainties.

Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On October 29, 2025, we entered into the Merger Agreement pursuant to which we have agreed to merge with Merger Sub and become a wholly owned subsidiary of Parent. The Merger Agreement provides that the consummation of the Merger is subject to certain conditions, including, among other things: (i) the adoption of the Merger Agreement and approval of the Merger by the holders of a majority of the outstanding Company Shares; (ii) the absence of any law or order prohibiting the consummation of the Merger; (iii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under certain other applicable antitrust and foreign investment regimes; (iv) no Company Material Adverse Effect having occurred; (vi) compliance in all material respects on the part of the other party’s covenants under the Merger Agreement; and (vii) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the Merger Agreement. While it is currently anticipated that the Merger will be consummated by the end of 2026, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated, and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•
the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $82,000,000;
•
incurring substantial costs related to the Merger, such as financial advisory, legal, accounting and other professional services fees that have already been incurred or will continue to be incurred until closing;
•
limitations on our ability to attract and retain key personnel;
•
reputational harm, including relationships with investors, customers, and business partners due to the adverse perception of any failure to successfully complete the Merger; and
•
potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

The pendency of the Merger could negatively impact our business, financial condition and results of operations.

The pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire, or the departure of, key personnel. In connection with the Merger, some of our customers, suppliers, vendors, and other business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenue, earnings, and cash flows, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, competitors may target our existing customers by highlighting potential uncertainty and integration difficulties that may result from the Merger.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Parent and requires us to use commercially reasonable efforts to conduct our business in the ordinary course of business consistent with past practice. These restrictions may prevent us from making changes to our business or organizational structure or from pursuing business opportunities that may arise prior to the completion of the Merger. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in the consummation of the Merger or the termination of the Merger Agreement. Additionally, the Merger Agreement contains certain provisions that, subject to certain exceptions, limit our ability to solicit alternative acquisition proposals. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will receive little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed in the future, against us, the Board, or other parties to the Merger Agreement, challenging the adequacy of the proxy disclosures or making other claims in connection with the Merger. Such lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

Even if successfully completed, there are certain risks to our stockholders from the Merger.

The amount of cash to be paid per share under the Merger Agreement is fixed at $80.70 and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition, or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. The receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes. If the Merger is completed, our stockholders will no longer hold an interest in the company and will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the third quarter of 2025 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
July 1 - July 31	95,887	$63.38	95,374	$105,230,609
August 1 - August 31	94,359	62.78	91,884	99,462,332
September 1 - September 30	89,054	65.14	88,194	93,715,854
Total	279,300	$63.74	275,452
(1)
This column includes 3,848 shares that were not part of a publicly announced plan or program and that were purchased and cancelled in connection with stock incentive plans.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the third quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description
2.1 (1) +	Agreement and Plan of Merger, dated as of October 29, 2025, by and among CSG Systems International, Inc., NEC Corporation and Canvas Transaction Company, Inc.
10.27AC*	Twenty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC
10.28J*	Eleventh Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.28K*	Twelfth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated October 29, 2025.

+ Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

* Portions of the exhibit have been omitted pursuant to SEC rules regarding confidential information.

** Furnished herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2025

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lori J. Szwanek
Lori J. Szwanek
Chief Accounting Officer
(Principal Accounting Officer)