Form 10-K
period 2025-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2026-02-19
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025, was $1,301,993,383.

The number of shares of registrant’s Common Stock outstanding as of February 17, 2026 was 28,501,936.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, if filed with the Securities and Exchange Commission ("SEC") on or prior to April 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K, or such Part III information will be provided in an amendment filed on Form 10-K/A with the SEC no later than April 30, 2026.

CSG SYSTEMS INTERNATIONAL, INC.

2025 FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events and typically address our expected future business and financial performance. All statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. Words such as "expect," "anticipate," "intend," "plan," "aspire," "believe," "seek," "see," "will," "would," "may," "target," and similar expressions and variations or negatives of these words, typically identify such forward-looking statements. These forward-looking statements include, but are not limited to, statements relative to the Company’s future plans and prospects, our financial condition, and our expectations concerning our business and the industries we serve, statements regarding our business model and strategic plans, and the Company’s expectations, plans, intentions, strategies or prospects with respect to the proposed Merger (as defined herein).

Such forward-looking statements are neither promises nor guarantees, but involve a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to: we derive a significant portion of our revenue from a limited number of customers; fluctuations in credit market conditions, general global economic and political conditions, and foreign currency exchange rates; our ability to maintain a reliable, secure computing environment; continued market acceptance of our products and services; our ability to continuously develop and enhance products in a timely, cost-effective, technically advanced and competitive manner; our ability to deliver its solutions in a timely fashion within budget, particularly large and complex software implementations; our dependency on the global telecommunications industry, and in particular, the North American telecommunications industry; our ability to meet our financial expectations; increasing competition in our market from companies of greater size and with broader presence; our ability to successfully integrate and manage acquired businesses or assets to achieve expected strategic, operating and financial goals; our ability to protect our intellectual property rights; our ability to conduct business in the international marketplace; our ability to comply with applicable U.S. and international laws and regulations; our ability to establish environmental stewardship targets and attain those goals; the ability of the parties to the Merger to complete the proposed Merger on the anticipated terms and timing, or at all; the satisfaction or waiver of other conditions to the completion of the proposed Merger; the risk that our stock price may fluctuate during the pendency of the proposed Merger and may decline if the proposed Merger is not completed; potential litigation relating to the proposed Merger that could be instituted against us or our directors, managers or officers, including the delay, expense or other effects of any outcomes related thereto; the risk that disruptions from the proposed Merger will harm our business, including current plans and operations, including during the pendency of the proposed Merger; our ability to retain, motivate, and hire key personnel; the diversion of management’s time and attention from ordinary course business operations to completion of the proposed Merger and integration matters; potential adverse reactions or changes to business relationships resulting from the announcement, pendency or completion of the proposed Merger; legislative, regulatory and economic developments; potential business uncertainty, including changes to existing business relationships, during the pendency of the proposed Merger that could affect our financial performance; certain restrictions during the pendency of the proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or global pandemics, as well as management’s response to any of the aforementioned factors; the possibility that the proposed Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; unexpected costs, liabilities or delays associated with the Merger; the response of competitors to the Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed Merger, including in circumstances requiring us to pay a termination fee; the ability to realize the anticipated benefits of the Merger, including the expected synergies and cost saving; the possibility that competing or superior acquisition proposals for the Company will be made; the risks identified in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Forward-looking statements are based on management’s beliefs, assumptions and expectations of future events and trends that are subject to risks and uncertainties. Forward-looking statements speak only as of the date made, and actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update or revise any forward-looking statements except as required by federal securities laws.

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

Our 5,500-plus employees around the globe have made CSG a trusted technology leader and SaaS platform company to some of the biggest and most innovative brands around the world.

Our corporate headquarters is located at 169 Inverness Dr W, Suite 300, Englewood, Colorado 80112, and the telephone number at that address is (303) 200-2000.

Our common stock is listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “CSGS”. We are a member of the S&P Small Cap 600 and Russell 2000 indices.

Plan of Merger

On October 29, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NEC Corporation, a company incorporated under the laws of Japan (“NEC”) and Canvas Transaction Company, Inc., a Delaware corporation and a direct or indirect wholly owned subsidiary of NEC (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CSG (the “Merger”), with CSG continuing as the surviving corporation as a wholly owned subsidiary of NEC.

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

Our Board of Directors (the “Board”) unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and, subject to the terms of the Merger Agreement, recommended that our stockholders adopt the Merger Agreement. On January 30, 2026, at a special meeting, our stockholders adopted the Merger Agreement and approved the Merger. The closing of the Merger is expected to occur in 2026, subject to the satisfaction of customary closing conditions and required regulatory approvals. There can be no guarantee that the Merger will be completed or that, if completed, it will be exactly on the same terms as set forth in the Merger Agreement. If the Merger is consummated, CSG will become a privately held company and our common stock will be delisted from the Nasdaq and deregistered under the Exchange Act.

Information about the Merger Agreement and the Merger is set forth in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission ("SEC") on December 16, 2025, as supplemented. See Note 2 to our Financial Statements for additional information.

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

We have been recognized as a leader in payments, providing a full end-to-end SaaS payments platform, allowing organizations to accept electronic check/ACH, debit and credit card payments, and offer the ability to receive funds quicker via same-day ACH. With one of the most robust and complete payments platforms in the market, we enable integrated software vendors ("ISV") to differentiate their solution stack by offering a fully customizable payments platform that seamlessly integrates into existing architectures to help their customers scale payments smarter and faster. Our all-in-one payments platform simplifies and enables businesses and governments to onboard merchants quickly, deliver ongoing innovation, and address the changing market demands in digital payments. Our platform handles tens of billions of dollars in payment volumes annually for approximately 163,000 active merchants and we do this all in a secure, PCI-compliant environment. With our advanced fraud identification and prevention, utilizing AI-driven behavioral analysis and detection, we are able to help entities optimize their revenue, minimize their losses, and most importantly, protect their reputation.

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

Our products are recognized by industry analysts as best-in-class in the areas of monetization, financial services, technology, telecom, field service management, OSS/BSS, journey orchestration, journey analytics, customer experience, and integrated payments. In 2025, industry analysts and third-party organizations continued to affirm CSG’s leadership across customer experience, billing, payments, and roaming. IDC named CSG Ascendon a Major Player in Subscription Management, while MGI Research recognized it as a leader in Agile Billing. Gartner and QKS highlighted CSG Quote & Order for its advanced B2B capabilities, and QKS also positioned CSG Xponent as a leader in journey management, analytics, and communications. IDC further recognized both Xponent and Ascendon as Major Players for customer experience in the telecommunications market.

Beyond analyst accolades, CSG’s innovative solutions earned broad recognition across the industry in 2025. CSG Xponent was honored with the 2025 Banking Tech Award from FinTech Futures for Best Personalisation and User Experience Solution, while CSG Bill Explainer (part of CSG Xponent) won Gold in the 2025 CMSWire IMPACT Awards for Best Customer Experience Transformation. CSG was also named to CRM Magazine’s prestigious CRM Top 100 list, further reinforcing our leadership in customer-centric innovation, and CSG Quote & Order was named a finalist in Fierce Network’s 2025 Innovation Awards for Customer Engagement.

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

Customers

We work with some of the world’s leading brands in a wide variety of industry verticals, including leading CSPs like Charter, Comcast, MTN, Airtel Africa, DISH, Mobily, Verizon, AT&T, American Movil, and Telstra. Outside of the CSP space, we work with hundreds of other customers like JP Morgan Chase, Walgreens, and Formula 1, and approximately 163,000 active merchants including some of the largest financial services and property management companies, health care providers, and state and local governments.

Customers that represented 10% or more of our revenue for 2025 and 2024 were as follows (in millions, except percentages):

	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Charter	$236	19%	$240	20%
Comcast	210	17%	225	19%

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

Competition

The market for our offerings is competitive and evolving. We compete with both independent providers and in-house developers of revenue management, digital monetization, customer experience, and payments systems. Our current competitors include companies who deliver on-premise bespoke custom offerings (i.e., Amdocs Limited, NEC Netcracker), software solutions (i.e., Salesforce, Adobe, Pegasystems, Twilio), internally developed enterprise applications, network operators (i.e., Ericsson, Huawei), cloud based vendors (i.e., Aria, Zuora, Salesforce), large outsourced transactional communications companies (i.e., Intrado, Genesys), systems integrators (i.e., Accenture, Tech Mahindra), large payments processors (i.e., FIS, Chase Payment Solutions), payments specialists (i.e., Stripe, Square), and niche players (i.e., Paymentus, Invoice Cloud).

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

For a description of the risks associated with our intellectual property rights, see “Item 1A - Risk Factors – Failure to Protect Our Intellectual Property Rights or Claims by Others That We Infringe Their Intellectual Property Rights Could Substantially Harm Our Business, Financial Position and Results of Operations,” and “Item 1A - Risk Factors – We Rely on A Limited Number of Third-Party Vendor Relationships to Execute Our Business Which Exposes Us to Supply Chain Disruptions, Cost Increases, and Cyberattacks”.

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

As of December 31, 2025, we employed over 5,500 people, of which approximately 47% were in our locations in Asia-Pacific and Australia, 35% were in our locations in North America, 10% were in our locations in Europe, the Middle East, and Africa, and 8% were in our locations in South and Central America.

As of December 31, 2025, our workforce was approximately 63% male and 37% female. The race/ethnicity of our U.S. workforce was 65% White, 13% Asian, 7% Hispanic or Latino, 6% Black or African American, 1% two or more races, <1% American Indian/Alaskan Native, <1% other, and 7% unknown or undeclared.

We believe our employee relations are good and we work hard to constantly improve in this area.

Sustainability and Social Responsibility

We aspire to envision, invent, and create a better, more inclusive, and future ready world by channeling the power of all. To accomplish that, we are focusing on these key areas:

Expanding Our Community Impact: We support Community Based Organizations (“CBOs”) that provide underrepresented communities with the opportunity to participate, thrive, and make a lasting impact across the globe. We continue to expand our partnerships with CBOs like Food Forward, WeMakeChange, WeHero, The Arbor Day Foundation, and Climate Impact Partners. In addition, we've continued our commitment to CSG's Global Days of Action, where we give every team member an opportunity (two days of paid leave) to volunteer their time giving back to the community. In 2025, we launched our first Week of Kindness, further expanding our community impact.

Enhancing Our Environmental Stewardship: With employees in over 25 countries and serving customers globally, this is a vital and important focus area. We seek to work with partners that are committed to reducing and recycling waste, investing in green energy, and responsible sourcing to create a more sustainable future. Reducing global emissions is critical, and we have a goal to be carbon neutral for Scope 1 and 2 greenhouse emissions by 2035. With the goal of reducing our environmental impact, we’ve established a baseline to drive improvement in our environmental performance as part of our ongoing business strategy and operating methods. We completed our Double Materiality Assessment and in 2025 disclosed our Scope 3 GHG Emissions and began the process of establishing reduction targets.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy materials, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.csgi.com. Information on our website is not incorporated by reference into this report and should not be considered part of this document. Additionally, these reports are available on the SEC’s website at www.sec.gov.

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

On October 29, 2025, we entered into the Merger Agreement pursuant to which we have agreed to merge with Merger Sub and become a wholly owned subsidiary of Parent. The Merger Agreement provides that the consummation of the Merger is subject to certain conditions, including, among other things: (i) the adoption of the Merger Agreement and approval of the Merger by the holders of a majority of the outstanding Company Shares; (ii) the absence of any law or order prohibiting the consummation of the Merger; (iii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"), and the approval of the Merger under certain other applicable antitrust and foreign investment regimes; (iv) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred; (vi) each party's compliance in all material respects with their respective covenants under the Merger Agreement; and (vii) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the Merger Agreement. The HSR Waiting Period expired on January 5, 2026. In addition, on January 30, 2026, our stockholders adopted the Merger Agreement and approved the Merger at a special meeting of stockholders. While it is currently anticipated that the Merger will be consummated by the end of 2026, there can be no assurance that the remaining conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated, and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•
the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $82.0 million;
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

The Pendency of the Merger Could Negatively Impact Our Business, Financial Condition and Results of Operations.

The pendency of the Merger could adversely affect our business, financial condition, and results of operations and may result in our inability to hire, or the departure of, key personnel. In connection with the Merger, some of our customers, suppliers, vendors, and other business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenue, earnings, and cash flows, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, competitors may target our existing customers by highlighting potential uncertainty and integration difficulties that may result from the Merger.

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

We Have Incurred, and Will Continue to Incur, Direct and Indirect Costs as a Result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services, and other transaction costs in connection with the Merger, for which we will receive little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation Challenging the Merger Agreement May Prevent the Merger from Being Consummated within the Expected Timeframe or at All.

Lawsuits may be filed in the future against us, the Board, or other parties to the Merger Agreement, challenging the adequacy of the proxy disclosures or making other claims in connection with the Merger. Such lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all. If the Merger is not completed, additional litigation could be initiated.

Even if Successfully Completed, There are Certain Risks to Our Stockholders from the Merger.

The amount of cash to be paid per share under the Merger Agreement is fixed at $80.70 and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition, or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock. The receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes. If the Merger is completed, our stockholders will no longer hold an interest in the company and will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transactions contemplated by the Merger Agreement.

Risks Related to Our Business

We Derive a Significant Portion of Our Revenue from a Limited Number of Customers, and the Loss of the Business of a Significant Customer Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.

Over the past decade, the global communications industry has experienced significant consolidation, resulting in a large percentage of the market being served by a limited number of CSPs, with greater size and scale, and there are possibilities of further consolidation. A large percentage of our revenue is generated from a limited number of customers in the global communications industry, with our three largest customers being Charter, Comcast, and DISH Network L.L.C. Consistent with this market concentration, we generate over 35% of our revenue from our two largest customers, Charter and Comcast. See the Significant Customer Relationships section of MD&A for a brief summary of our business relationship with these customers.

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

The global marketplace continues to experience an ever-increasing exposure to both the number and severity of cyber-attacks. In particular, ransomware attacks are increasingly prevalent and can lead to significant reputational harm, loss of data, operational disruption, and significant monetary loss. Organized criminals, nation state threat actors, and motivated hacktivists have the possibility of impacting our Systems, Networks, data, and business operations, as well as our customers' systems, networks, data, and business operations. Neither we, nor our customers, may be able or willing to respond to any such attacks due to policy, laws, regulations, or other reasons. In addition, we continue to expand our use of third-party Systems and Networks with our solution offerings thereby permitting, for example, our customers’ customers to access our cloud solutions to review account balances, order services, or execute similar account management functions. Increased access to Networks and Systems has the potential to increase their vulnerability to unauthorized access and corruption, as well as increasing the dependency of the Systems’ reliability on the availability and performance of our cloud solutions and end users’ infrastructure they obtain through other third-party providers.

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

We have been and expect to continue to use artificial intelligence (“AI”) in our solutions and other third-party products that support our business. This technology continues to evolve at a rapid pace and presents a number of risks inherent in its use, including risks related to cybersecurity, data privacy, ethics, and intellectual property ownership. Additionally, AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues and unintended biases. Further, our competitors or other third parties may incorporate AI into their business and solutions more rapidly or more successfully than us, which could hinder our ability to compete effectively. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational, or technological risks related to the use of AI. Implementing the use of AI successfully, ethically, and as intended, requires significant resources, including having the technical competency and expertise required to develop, test, and continuously monitor our solutions.

The rapid expansion of AI capabilities increases the risk of unintended or unauthorized use of data in AI models. AI models, whether developed internally or provided by third parties, can inadvertently ingest, retain, or generate outputs based on personal information, confidential customer information, proprietary code, or other sensitive business data. If our workforce or our vendors use AI tools in a manner inconsistent with our policies, contractual obligations, or applicable laws, we could experience unauthorized data exposure, improper data use, loss of intellectual property protections, or the inclusion of protected information in AI training datasets. Such events may result in regulatory scrutiny, contractual liability, reputational harm, or limitations on our ability to deploy certain AI-enabled solutions.

Rapid developments in AI, including generative AI and autonomous agentic tools, may also significantly change how our current and potential customers design, develop, and operate technology solutions. AI capabilities may enable customers to build, configure, or automate certain functions that are currently provided by our SaaS platforms and related solutions. These trends could reduce demand for certain of our current products and services, lengthen or complicate customers’ buying decisions, and/or adversely affect our ability to win new business or maintain existing relationships.

Additionally, the use of AI technology by our workforce may expose us to additional risks. We have established an AI governance framework specifically directed at the use of AI tools in our workplace. However, our workforce may be exposed to potential risks related to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients, and the misuse of our third-party intellectual property. AI technology may also produce inaccurate responses that could lead to errors in our decision-making, solution development, or other business activities, which could have a negative impact on our business, operating results, and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring, and enforcement of appropriate policies and guidelines governing the use of AI technologies.

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

Even the mere perception of a security breach or inadvertent disclosure of PII could damage our reputation and inhibit market acceptance of our solutions. In addition, third-party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Under our terms of service and our contracts with customers, if there is a breach of PII that we process, we could be liable to the customer for their losses and related expenses. As new laws and regulations emerge and evolve and as our business continues to expand to include new products and technologies, these risks will likely continue to increase, and our compliance costs are likely to increase as well. Bad actors, individual and state-sponsored, will increasingly attempt to compromise our security controls or gain unauthorized access to our, and our customers’, sensitive information and PII. Further, because a significant number of our employees work remotely, these security risks may increase. We have implemented heightened monitoring of our Networks and Systems, but cannot guarantee that our efforts, or those of third parties on whom we rely on or with whom we partner, will be successful in preventing any such information security incidents or attacks.

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

General Risks

Our Business may be Adversely Impacted by Certain Geopolitical, Global Market, and Economic Conditions.

Current geopolitical and economic uncertainties, including inflation, tariffs, and changes in trade policy, supply chain disruptions, and labor shortages, could adversely affect our business. The potential impact to our business could depend on multiple factors, including the duration and potential expansion of tariffs, retaliatory measures by impacted exporting countries, inflationary effects, and broader macroeconomic responses. Downturns in these conditions may result in rising inflation rates and interest rates, slower or deferred customer buying decisions, and pricing pressures that may adversely affect our ability to generate profitable revenue and sustain revenue growth. Macroeconomic conditions, including geopolitical events, or other global or regional events such as pandemics, and foreign exchange rate fluctuations, can impact our customers’ businesses and their willingness to make investments in technology, which in turn may delay or reduce the purchases of our solutions, as well as their ability to pay amounts due. Additionally, market disruptions may limit our ability to access financing or increase our cost of financing to meet liquidity needs. Because we cannot predict the impact these events could have on current economic conditions or our business, there is no assurance that we will be able to fully mitigate the financial and competitive impacts related to such uncertainties, any of which could have a material adverse effect on our results of operations.

Failure to Attract and Retain Our Key Management and Other Highly Skilled Personnel Could Have a Material Adverse Effect on Our Business.

Our future success depends in large part on the continued service of our key management, sales, product development, professional services, and operational personnel. We believe that our future success also depends on our ability to attract and retain a diverse, highly skilled technical, managerial, operational, and sales and marketing personnel, including, in particular, personnel in the areas of R&D, professional services, and technical support. Competition for qualified personnel at times can be intense, particularly in the areas of R&D, conversions, software implementations, and technical support, which could lead to increased costs to attract and/or retain personnel. This risk is heightened with a widely dispersed customer base and employee populations, and potential inflationary pressures on wages. In addition, this risk may be exacerbated in light of the pendency of the Merger, during which time prospective and current employees may experience uncertainty about their future roles with us following the Merger. For these reasons, we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new solution delivery objectives.

Variability of Our Quarterly Revenue and Our Failure to Meet Revenue and Earnings Expectations Would Negatively Affect the Market Price of Our Common Stock.

From time to time, we may experience variability in quarterly revenue and operating results. Common causes of failure to meet revenue and operating profit expectations include, among others:

•
Inability to close and/or recognize revenue on certain transactions, such as the Merger, in the period originally anticipated;
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

Substantial Impairment of Goodwill and Long-lived Assets in the Future May Be Possible.

As a result of various acquisitions and the growth of our Company over the last several years, as of December 31, 2025, we have approximately $179 million of long-lived assets other than goodwill (principally, property and equipment, operating lease right-of-use assets, software, acquired customer contracts, and customer contract costs) and approximately $325 million of goodwill. Long-lived assets are required to be evaluated for possible impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and goodwill is tested for impairment at least annually, and more frequently if there are signs of impairment. We utilize our market capitalization, third party valuation and/or cash flow models as the primary basis to estimate the fair value amounts used in our impairment valuations. If an impairment was to be recorded in the future, it could materially impact our results of operations in the period such impairment is recognized, but such an impairment charge would be a non-cash expense, and therefore would have no impact on our current or future cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are committed to protecting our information assets and systems from cybersecurity threats and ensuring compliance with applicable laws and regulations. Despite our commitment to protecting our systems, data and assets, we know that networks and systems are subject to the risk of an extended interruption, outage, or security incident due to many factors including, without limitation: (i) changes to our systems and networks for such things as scheduled maintenance and technology upgrades, or conversions to other technologies, service providers, or physical location of hardware; (ii) failures or lack of continuity of services from public cloud or third-party data center and other service providers; (iii) defects and/or critical security vulnerabilities in software programs; (iv) human and machine error; (v) acts of war and/or nature; (vi) intentional, unauthorized attacks from computer “hackers” or other cybersecurity attacks; and (vii) using the systems to perpetrate identity theft through unauthorized authentication to our customers’ customers’ accounts. In the following sections we describe how we identify, assess, and manage material risks related to cybersecurity, and how our Board oversees our cybersecurity program.

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

Although we take reasonable and effective measures to ensure the protection of any data that is stored, processed, or transmitted through our systems, we know that attackers have the means, motives, and opportunities to attack. As of the date of this filing, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. In addition, we maintain controls and procedures that are designed to ensure prompt escalation of critical cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner. Please refer to “Item 1A. Risk Factors” for further information about the material risks associated with various cybersecurity threats.

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

Item 2. Properties

Our corporate headquarters is located in Denver, Colorado where we occupy office space under a lease that expires in 2033. We also lease office space for our operations in various locations throughout the U.S. as well as a number of countries in Europe, North America, Asia, South America, and Africa. These leases run through 2029.

Additionally, we lease approximately 250,000 square feet for our design and delivery centers located in Omaha, Nebraska and Fort Worth, Texas. The leases for these facilities expire in the years 2028 and 2029, and include an option to extend for an additional five and ten years, respectively. During 2025, we closed our design and delivery center in Crawfordville, Florida. See Note 9 to our Financial Statements for additional information regarding this closure.

We believe that our facilities are adequate for our current and anticipated needs. We may enter into new leases or renew or terminate existing leases as necessary as our business evolves. See Note 7 to our Financial Statements for information regarding our obligations under our facility leases.

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

Brian A. Shepherd

President and Chief Executive Officer

Mr. Shepherd, 58, is the President and Chief Executive Officer at CSG and a member of the Board, having been appointed in January 2021. Prior to his role as Chief Executive Officer, Mr. Shepherd served as Executive Vice President and Group President of CSG (2017-2021), where he focused on accelerating the growth and strategic development of the Company, and Executive Vice President and President of Global Broadband, Cable and Satellite at CSG (2016-2017). Prior to joining CSG, Mr. Shepherd held executive roles at TeleTech, Amdocs, DST Innovis, and McKinsey & Company. Mr. Shepherd received an MBA from Harvard Business School and graduated from Wabash College with a BA in Economics.

Hai Tran

Executive Vice President and Chief Financial Officer

Mr. Tran, 56, is Chief Financial Officer of CSG, where he oversees finance, accounting, treasury, investor relations and also serves as President of Global Telecommunications. Mr. Tran joined CSG in November 2021 and brings over 30 years of finance and operational experience, having most recently served as President and Chief Operating Officer (2020-2021) and Chief Operations Officer and Chief Financial Officer (2015-2020) at SOC Telemed, the largest U.S. provider of acute care telemedicine solutions. Prior to that, he served as Chief Financial Officer for many health-care companies, including BioScrip, Inc., Harris Healthcare Solutions, and Catalyst Health Solutions. Mr. Tran holds a BS in Electrical Engineering from the University of Virginia and an MBA from the University of Richmond.

Elizabeth A. Bauer

Executive Vice President and Chief Experience Officer

Ms. Bauer, 63, is Chief Experience Officer at CSG, leading the human capital management, marketing, corporate communications, and sales enablement teams. Having previously served as Chief Marketing and Customer Officer (2021-2022) and Senior Vice President, Chief Investor Relations and Communications Officer (2016-2021), Ms. Bauer has greatly impacted the Company’s growth strategy and the development of CSG’s customer-first, values-based culture. She brings over 30 years of combined business management, investor relations, and integrated marketing and communications experience, including managing a Midwest-based advertising agency. Ms. Bauer holds a BSBA in Business and Journalism from Creighton University.

Rasmani Bhattacharya
Executive Vice President and Chief Legal Officer

Ms. Bhattacharya, 57, is Chief Legal Officer at CSG, where she leads the Company’s legal, compliance, and procurement. Ms. Bhattacharya joined CSG in January 2022, having previously served as Executive Vice President, General Counsel and Corporate Secretary at Gates Corporation from 2015-2017, where she led a global team responsible for legal, mergers and acquisitions, intellectual property, regulatory, compliance, insurance, and environmental matters. She has extensive experience in structuring and negotiating complex, multi-jurisdictional transactions supporting business transformations, including joint ventures, corporate restructurings, and strategic partnerships. Ms. Bhattacharya started her career as a corporate lawyer in the Houston office of the law firm of Vinson & Elkins, LLP. She holds a BA in Economics and Foreign Affairs from the University of Virginia and JD from the University of Virginia School of Law.

Chad C. Dunavant

Executive Vice President and Chief Product and Strategy Officer

Mr. Dunavant, 49, serves as Chief Strategy and Product Officer at CSG, responsible for developing, communicating, executing, and sustaining corporate strategic initiatives. Mr. Dunavant has been with CSG for over 25 years, previously as Senior Vice President and Global Head of Product Management (2017-2020) where he developed the strategic direction for CSG’s products and services. He possesses deep industry knowledge and experience developing enterprise SaaS software for multiple industry verticals and is an author and speaker on best practices for driving profits in the digital era. Mr. Dunavant holds a BBS in Finance and Management Information Systems from Gonzaga University and received an MBA in International Business from the University of Denver.

Michael J. Woods

Executive Vice President and President of North America Communications, Media, and Technology

Mr. Woods, 41, is President of North America Communications, Media and Technology at CSG, where he is responsible for driving revenue, business development, product management, and account management for CSG’s largest customers in North America. Since joining CSG in March 2018, Mr. Woods has served as Senior Vice President, Broadband, Cable, and Satellite (2023-2024), Senior Vice President and General Manager, Communications, Design and Delivery (2022- 2023), Vice President, Output Solutions (2021-2022) and Executive Director, Customer Business Executive (2018-2020). Previously, he held leadership roles at Business Ink, prior to its acquisition by CSG, in addition to, finance and commercial roles at Shell plc. Mr. Woods holds a BS in Business Administration and a BA in History from the University of Colorado at Boulder as well as an MBA from Rice University, where he was a Jones Scholar.

Lori J. Szwanek

Senior Vice President and Chief Accounting Officer

Ms. Szwanek, 59, serves as Chief Accounting Officer at CSG, having re-joined CSG in September 2023. Previously, Ms. Szwanek was the Chief Accounting Officer at Orion Advisor Solutions, LLC (2021-2023). Prior to 2021, Ms. Szwanek held multiple roles at CSG, beginning in 1996, most recently as Vice President and Global Controller (2014-2021). Ms. Szwanek possesses a wealth of expertise in technical accounting matters and is a demonstrated strategic leader within the technology industry. Ms. Szwanek obtained a Bachelor of Business Administration from Midland University in Nebraska and is a Certified Public Accountant (inactive) and is a member of the AICPA and Nebraska Society of CPAs.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol ‘‘CSGS’’. On January 31, 2026, the number of holders of record of common stock was 124.

Stock Price Performance

The following graph compares the cumulative total stockholder return on our common stock, the Russell 2000 Index, and our Standard Industrial Classification (“SIC”) Code Index: Computer Processing and Data Preparation and Processing Services during the indicated five-year period. The graph assumes that $100 was invested on December 31, 2020, in our common stock and in each of the two indexes, and all dividends, if any, were reinvested.

	As of December 31,
	2020	2021	2022	2023	2024	2025
CSG Systems International, Inc.	$100.00	$130.51	$131.96	$125.44	$123.60	$189.07
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
Data Preparation and Processing Services	$100.00	$88.06	$50.42	$56.77	$66.79	$68.17

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our common stock made during the fourth quarter of 2025 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
October 1 - October 31	87,364	$65.13	84,553	$88,202,614
November 1 - November 30	766	78.10	-	88,202,614
December 1 - December 31	244,089	77.02	-	-
Total	332,219	$73.90	84,553
(1)
This column includes 247,666 shares that were not part of a publicly announced plan or program and that were purchased and cancelled in connection with stock incentive plans.
(2)
On December 31, 2025, all remaining Board authorized repurchases under our Stock Repurchase Program expired. See Note 13 to our Financial Statements for additional information regarding our share repurchases and our Stock Repurchase Program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Merger

As discussed in Part I, Item 1. "Business", on October 29, 2025, we entered into the Merger Agreement with NEC and the Merger Sub, whereby the Merger Sub will merge with and into CSG, with CSG continuing as the surviving corporation as a wholly owned subsidiary of NEC.

As of December 31, 2025, in connection with the proposed Merger, we have recognized $13.7 million of acquisition-related costs primarily within Selling, General and Administrative expenses (“SG&A”) in our Income Statement, of which approximately $10 million will be paid upon closing. We expect to continue to incur additional costs relating to the proposed Merger, such as financial advisory, legal, accounting, and other professional services fees, along with retention bonuses. Total future costs related to the proposed Merger cannot be estimated at this time.

Information about the Merger Agreement and the Merger is set forth in our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 16, 2025, as supplemented. See Note 2 to our Financial Statements for additional information.

Management Overview

Results of Operations. A summary of our results of operations for 2025 and 2024, and other key performance metrics, are as follows (in thousands, except percentages and per share amounts):

	Year Ended
	2025	2024
Revenue	$1,223,289	$1,197,248
Transaction fees (1)	106,275	97,857
Operating results:
Operating income	118,749	131,333
Operating margin percentage	9.7%	11.0%
Diluted EPS	$1.98	$3.03
Supplemental data:
Restructuring and reorganization charges (2)	$19,818	$13,323
Executive transition costs	-	352
Acquisition-related costs:
Amortization of acquired intangible assets	13,805	14,014
Earn-out compensation	14,019	5,644
Transaction-related costs	13,717	381
Stock-based compensation (2)	46,126	34,385
Loss on extinguishment of debt	453	-
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
(2)
Restructuring and reorganization charges include stock-based compensation which is not included in the stock-based compensation line in the table above, and depreciation, which has not been recorded to the depreciation line on our Income Statement.

Revenue. Revenue for 2025 was $1,223.3 million, a 2.2% increase when compared to $1,197.2 million for 2024. The increase in revenue can be mainly attributed to the continued growth of our SaaS and related solutions.

Operating Results. Operating income for 2025 was $118.7 million, or a 9.7% operating income margin percentage, compared to $131.3 million, or an 11.0% operating income margin percentage for 2024. The decrease in operating income can mainly be attributed to higher acquisition-related costs and stock-based compensation.

Diluted Earnings Per Share (“EPS”). Diluted EPS for 2025 was $1.98 compared to $3.03 for 2024, with the decrease mainly attributed to the lower operating income, discussed above, and a higher effective income tax rate.

Balance Sheet and Cash Flows. As of December 31, 2025, we had cash and cash equivalents of $180.0 million, compared to $161.8 million as of December 31, 2024. Cash flows from operating activities for 2025 were $155.9 million, compared to $135.7 million for 2024. See the Liquidity section below for further discussion of our cash flows.

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

Charter. For 2025 and 2024, revenue from Charter was $236 million and $240 million, respectively, representing approximately 19% and 20% of our total revenue. In September 2025, we entered into an amendment (the "Amendment") to our current agreement with Charter. The key terms of the Amendment are as follows:

•
The Amendment extends our contractual relationship with Charter through September 30, 2031.
•
The revenue to be generated under the Amendment is based primarily on monthly charges for SaaS and related services per Charter customer account, and various other ancillary services based on actual usage. The Amendment includes reduced price escalators for a portion of 2025 and annual fixed-price escalators beginning in 2026. We did not provide a renewal discount to Charter in the Amendment.
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

The foregoing does not constitute a complete summary of the terms of the Amendment and is qualified by reference to the Amendment, which is filed with confidential information redacted, as Exhibit 10.28K to this Form 10-K.

Comcast. For 2025 and 2024, revenue from Comcast was $210 million and $225 million, respectively, representing approximately 17% and 19% of our total revenue. Our agreement with Comcast runs through December 31, 2030.

Copies of the Comcast Agreement and related amendments, with confidential information redacted, are included in the exhibits to this Form 10-K.

Contract Termination

It is customary for us to enter into software implementation projects with certain customers. These implementation projects range from relatively short and noncomplex projects to long and complex projects, ranging from several months to several years in duration depending on the specifics of the project.

On July 5, 2025, we terminated a Master Services Agreement (the “MSA”) for one of our implementation projects in the Latin America region on the basis that the customer unlawfully renounced its obligations under the MSA. At this time, there is no work being performed on the project and we are pursuing any and all available remedies.

Through the contract termination date, we recognized $1.4 million in revenue during 2025 related to this project. As of December 31, 2025, we had accounts receivable of $18.1 million ($1.3 million billed and $16.8 million unbilled) related to this project. As of the date of this filing, we do not believe there has been an impairment to the carrying values of the assets and believe such amounts are recoverable per the terms of the MSA or as a matter of common law. However, if we are not successful in collecting the amount expected under the terms of the MSA or as a matter of common law, it is possible that an impairment of these assets could result.

Stock-Based Compensation

Stock-based compensation is included in the following captions in our Income Statements as follows (in thousands):

	2025	2024
Cost of revenue	$6,325	$5,078
Research and development	4,106	3,796
Selling, general and administrative	35,695	25,512
Restructuring and reorganization charges	(862)	(822)
Total stock-based compensation	$45,264	$33,564

Stock-based compensation increased in 2025 due to the accelerated vesting of certain awards per the terms of the Merger Agreement. See Notes 2, 3, and 14 to our Financial Statements for additional discussion of our stock-based compensation.

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

Detailed Discussion of Results of Operations

The following discussion includes a comparison of our results of operations and liquidity for 2025 compared to 2024. For a discussion of the 2024 compared to 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

Revenue. Revenue for 2025 was $1,223.3 million, a 2.2% increase when compared to $1,197.2 million for 2024.

Revenue by type for 2025 and 2024 was as follows (in thousands):

	2025	2024
Revenue:
SaaS and related solutions	$1,101,700	$1,069,325
Software and services	74,305	80,935
Maintenance	47,284	46,988
Total revenue	$1,223,289	$1,197,248

The increase in revenue is primarily attributed to the continued growth of our SaaS and related solutions revenue, which includes the revenue generated by our businesses acquired during the second quarter of 2024. Additionally, during 2025 we recognized approximately $6 million of revenue during the second quarter from a software license arrangement that partially offsets the lower 2025 professional services revenue.

We use the location of the customer as the basis of attributing revenue to individual countries and corresponding geographic region. Revenue by geographic region for 2025 and 2024 was as follows (in thousands):

	2025	2024
Americas (principally the U.S.)	$1,043,183	$1,038,235
Europe, Middle East, and Africa	124,860	104,789
Asia Pacific	55,246	54,224
Total revenue	$1,223,289	$1,197,248

Total Operating Expenses. Our operating expenses for 2025 increased 3.6% to $1,104.5 million, from $1,065.9 million for 2024. The increase in total operating expenses is mainly due to: (i) $11.7 million of higher stock-based compensation discussed above; (ii) acquisition-related costs recognized in 2025, to include $13.7 million of transaction-related costs related to the Merger and approximately $10 million of DGIT earn-out compensation; (iii) a $6.5 million increase in restructuring and reorganization charges; and (iv) the higher cost of SaaS and related solutions, reflective of the higher SaaS and related solutions revenue between periods. These additional costs were offset to a certain degree by the cost efficiency actions taken to optimize our capacity and better align resources to areas of the business with higher growth profiles. The components of total operating expenses are discussed in more detail below.

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

The cost of revenue for 2025 was $623.6 million, a 1.5% increase when compared to $614.5 million for 2024. The increase in cost of revenue is reflective of the increase in SaaS and related solutions revenue between periods. Total cost of revenue as a percentage of revenue for 2025 and 2024 was 51.0% and 51.3%, respectively.

R&D Expense (Exclusive of Depreciation). R&D expense for 2025 was $161.6 million, a 2.1% increase when compared to $158.2 million for 2024, with the increase mainly attributed to increased R&D investments in our faster growing SaaS solutions, such as Ascendon monetization; quote and order; and payments. Delivering future-ready solutions that have best-in-industry innovation (including new AI capabilities) is a key competitive advantage for us. As a percentage of total revenue, R&D expense for 2025 and 2024 was 13.2%, for both periods.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for 2025 was $281.5 million, a 9.0% increase from $258.3 million for 2024. The increase in SG&A expense between 2025 and 2024 is primarily due to: (i) $10.2 million of higher stock-based compensation; and (ii) acquisition related costs recognized in 2025, to include $12.9 million of transaction-related costs related to the Merger and approximately $10 million of DGIT earn-out compensation; offset by a decrease in employee-related costs, due to the cost efficiency actions, discussed above. As a percentage of total revenue, SG&A expense for 2025 and 2024 was 23.0% and 21.6%, respectively.

Depreciation. Depreciation expense for 2025 was $18.1 million, a 16.3% decrease when compared to $21.6 million for 2024. This decrease can be primarily attributed to the decreased level of capital expenditures we have made over the past several years and the closure of our design and delivery center in Crawfordville, Florida, discussed below.

Restructuring and Reorganization Charges. In 2025 and 2024, we implemented cost reduction and efficiency initiatives that resulted in restructuring and reorganization charges of $19.8 million and $13.3 million, respectively. The restructuring and reorganization charges for 2025 relate mainly to cost efficiency actions to optimize our capacity and better align resources along with costs associated with the closure of our design and delivery center in Crawfordville, Florida. These activities have resulted in restructuring charges of $15.8 million related to involuntary terminations.

See Note 9 to our Financial Statements for additional discussion.

Operating Income. Operating income for 2025 was $118.7 million, or 9.7% of total revenue, compared to $131.3 million, or 11.0% of total revenue for 2024. The decrease in operating income in 2025 can mainly be attributed to the increase in acquisition-related costs and stock-based compensation between years, partially offset by the benefits received from the cost efficiency actions, discussed above.

Interest Income. Interest income for 2025 was $5.2 million, a $3.5 million decrease when compared to $8.7 million for 2024, with the decrease primarily attributed to lower cash balances being swept into overnight money market accounts on a daily basis.

Loss on Extinguishment of Debt. In March 2025, we entered into the 2025 Credit Agreement, which replaced the 2021 Credit Agreement (see Note 6 to our Financial Statements). As a result, we incurred a loss of $0.5 million related to the write-off of debt issuance costs.

Other, net. Other, net for 2025 was $3.8 million of other expense, a $6.5 million change when compared to $2.7 million of other income for 2024, with the change primarily the result of foreign currency transaction losses due to the weakening of the U.S. dollar.

Income Tax Provision. Our effective income tax rates for 2025 and 2024 were approximately 38% and 23%, respectively. The 2025 effective income tax rate increase was primarily driven by the following permanent and non-cash expense items: (i) the tax impact of the accelerated vesting of certain stock awards; (ii) the disallowance of transaction-related costs associated with the Merger; and (iii) the impact of the DGIT earn-out compensation recognized in 2025, for which a valuation allowance has been established for income tax purposes. The 2024 effective income tax rate benefited from the release of valuation allowances related to certain U.S. and foreign deferred tax assets and the utilization of foreign tax credits.

Liquidity

Cash and Liquidity. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $180.0 million, compared to $161.8 million as of December 31, 2024.

During the first quarter of 2025, we entered into the 2025 Credit Agreement, which consists of a $600.0 million five-year revolver, (the "2025 Revolver"), which replaced our $600.0 million five-year credit agreement entered into September 2021, the 2021 Credit Agreement. As of December 31, 2025, we had $125.0 million outstanding on the 2025 Revolver and have issued a standby letter of credit for $0.2 million that counts against the available 2025 Revolver balance, leaving $474.8 million available to us. The 2025 Credit Agreement contains customary affirmative, negative, and financial covenants. As of December 31, 2025, and the date of this filing, we believe we are in compliance with the provisions of the 2025 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	December 31, 2025	December 31, 2024
Americas (principally the U.S.)	$124,547	$102,417
Europe, Middle East, and Africa	41,128	43,609
Asia Pacific	14,336	15,763
Total cash and cash equivalents	$180,011	$161,789

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of December 31, 2025, we had $1.8 million of cash restricted as to use primarily to collateralize guarantees included in our non-current asset balance. In addition, we had $350.4 million of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and we intend to continue to do so.

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

Our 2025 and 2024 net cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used in) Operating Activities – Totals
Cash Flows from Operating Activities:
2025:
March 31 (1)	$40,619	$(29,150)	$11,469
June 30	38,999	(1,673)	37,326
September 30	41,324	6,619	47,943
December 31	44,781	14,420	59,201
Total	$165,723	$(9,784)	$155,939

2024:
March 31 (2)	$51,655	$(81,006)	$(29,351)
June 30	35,625	7,480	43,105
September 30	44,354	(4,895)	39,459
December 31 (3)	44,805	37,699	82,504
Total	$176,439	$(40,722)	$135,717
(1)
Cash flows from operating activities for the first quarter of 2025 reflect the impact of the payment of the 2024 year-end accrued employee incentive compensation.
(2)
Cash flows from operating activities for the first quarter of 2024 were negatively impacted by unfavorable working capital changes, to include the impact of the payment of the 2023 year-end accrued employee incentive compensation, and timing of trade accounts receivable.
(3)
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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2025:
March 31	$269,326	$(4,152)	$265,174	66
June 30	262,975	(3,959)	259,016	66
September 30	272,355	(4,331)	268,024	64
December 31	303,001	(3,277)	299,724	63

2024:
March 31	$281,051	$(5,692)	$275,359	67
June 30	270,934	(4,720)	266,214	66
September 30	284,740	(4,810)	279,930	64
December 31	269,944	(3,041)	266,903	64

As of December 31, 2025 and 2024, approximately 95% and 96%, respectively, of our net billed trade accounts receivable balances were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable (current and non-current) decreased $3.5 million to $76.7 million as of December 31, 2025, from $80.2 million as of December 31, 2024. These unbilled trade accounts receivable balances relate primarily to implementation projects where various milestone billing dates have not yet been reached or are delayed and to timing related to billing cutoff or contractual billing dates. As discussed in Contract Termination above, as of December 31, 2025, $16.8 million of the unbilled trade accounts receivable balance is related to an implementation project for a contract that we terminated in the third quarter of 2025. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation increased $13.1 million to $81.0 million as of December 31, 2025, from $67.9 million as of December 31, 2024, due primarily to higher incentive-compensation accruals in 2025.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, and in 2024, our business combination activities, which are discussed below.

Purchases of Software, Property, and Equipment

Our annual capital expenditures for software, property, and equipment for 2025 and 2024 were $14.5 million and $22.4 million, respectively. Our capital expenditures for these periods consisted principally of investments in software and related equipment.

Business Combinations, net of Cash and Settlement Assets Acquired

The cash paid for the acquisitions discussed in Note 8 to our Financial Statements, less cash and settlement assets acquired, resulted in net cash provided by business combinations for 2024 of $17.3 million.

Cash Flows from Financing Activities. Our financing activities typically consist of activities with our common stock, various debt-related transactions, and settlement and merchant reserve activity, which are discussed below. Additionally, during 2025 and 2024, we made deferred acquisition payments related to our previous acquisitions of $0.3 million and $2.5 million, respectively.

Issuance of Common Stock

Proceeds from the issuance of common stock for 2025 and 2024 were $2.5 million and $3.1 million, respectively, and relate primarily to our employee stock purchase plan.

Cash Dividends Paid on Common Stock

During 2025 and 2024, our Board approved dividend payments totaling $36.9 million and $34.8 million, respectively. During 2025 and 2024, we paid dividends of $37.4 million and $26.6 million, respectively, with the differences between the amount approved and paid attributed to the timing of the quarterly dividend payments and dividends accrued on unvested incentive shares that are paid upon vesting.

Repurchase of Common Stock

During 2025 and 2024 we repurchased approximately 788,000 shares and 1,185,000 shares of our common stock under the guidelines of our Stock Repurchase Program for $49.7 million and $57.8 million, respectively.

Additionally, outside of our Stock Repurchase Program, during 2025 and 2024, we repurchased from our employees and then canceled approximately 470,000 shares and 177,000 shares of our common stock for $33.1 million and $9.4 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

During 2025 and 2024, we paid $83.2 million and $67.7 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement and the excise tax on share repurchases.

On December 31, 2025, all remaining Board authorized repurchases under our Stock Repurchase Program expired.

See Note 13 to our Financial Statements for additional discussion of our repurchases of common stock.

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

During 2024, we made principal repayments on our 2021 Term Loan of $7.5 million. Additionally, during 2024, we borrowed and subsequently repaid $15.0 million from our 2021 Revolver for general corporate purposes.

See Note 6 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During 2025 and 2024, we had net settlement and merchant reserve activity of $6.0 million and $23.9 million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

See Note 3 to our Financial Statements for additional discussion of our settlement and merchant reserves.

Contractual Obligations and Other Commercial Commitments and Contingencies

We have various contractual obligations that are recorded as liabilities in our Balance Sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our Balance Sheets but are required to be disclosed.

Our 2025 Credit Agreement requires quarterly commitment fee payments and interest payments based on the interest election period. The 2025 Credit Agreement contains certain customary prepayment or repayment provisions. As specified in the 2025 Credit Agreement, if certain customary events were to occur, we may be required to pay all amounts outstanding under the 2025 Credit Agreement, together with interest payable thereon. As of December 31, 2025, the outstanding balance on the 2025 Revolver was $125.0 million. Our estimated interest for our 2025 Credit Agreement through its maturity date includes: (i) approximately $28 million for the 2025 Revolver; and (ii) approximately $3 million for the commitment fee. These amounts are based on the current leverage ratio and Secured Overnight Financing Rate ("SOFR") and assumes no additional amounts are borrowed or repaid on the 2025 Revolver. Should the Merger, discussed above, be consummated, this would result in the outstanding loans under the 2025 Credit Agreement being repaid and commitments thereunder being terminated at the closing.

Our 2023 Convertible Notes are convertible at the option of the noteholders before June 15, 2028 upon the occurrence of certain events. On or after June 15, 2028 and until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert all or any portion of their notes at any time regardless of these conditions. Upon settlement, our cash obligation will not exceed the principal amount, and interest paid through maturity is at a rate of 3.875%. Our estimated remaining interest for our 2023 Convertible Notes through their maturity date of September 15, 2028 is approximately $49 million. Should the Merger, discussed above, be consummated, this would result in a conversion trigger for the note holders.

Our long-term debt obligations are discussed in more detail in Note 6 to our Financial Statements.

Our operating leases are discussed in Note 7 to our Financial Statements. As of December 31, 2025, the value of our obligations under our real estate leases were approximately $30 million.

Our contractual commitments consist primarily of our expected minimum base fees under our outsourced computing service agreement with Ensono, Inc., which includes embedded lease components (discussed in Notes 7 and 12 to our Financial Statements), and to a lesser degree, cloud computing, networking, and communication services. As of December 31, 2025, the total value of our contractual commitments were approximately $501 million, with approximately $107 million due within the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds, performance bonds, and a standby letter of credit. These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 12 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of December 31, 2025, we had cash and cash equivalents of $180.0 million, of which approximately 64% was in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. In March 2025, we entered into the 2025 Credit Agreement which replaced our 2021 Credit Agreement. The 2025 Credit Agreement consists of a $600.0 million revolving loan facility, our 2025 Revolver. As of December 31, 2025, we had $125.0 million outstanding on the 2025 Revolver, and had issued a standby letter of credit of $0.2 million that counts against our available 2025 Revolver balance, leaving $474.8 million available to us. Our long-term debt obligations are discussed in more detail in Note 6 to our Financial Statements.

Uses/Potential Uses of Capital Resources. Below are the key items to consider in assessing our uses/potential uses of capital resources:

•
Common Stock Repurchases. We have a Stock Repurchase Program in which we may repurchase shares in the open market or in privately negotiated transactions, including through an accelerated stock repurchase plan or under a SEC Rule 10b5-1 plan. The actual timing and amount of share repurchases are dependent on the current market conditions and other business-related factors. Upon the announcement of the Merger Agreement, we ceased any further common stock repurchases. Our common stock repurchases are discussed in more detail in Note 13 to our Financial Statements.

During 2025, we repurchased approximately 788,000 shares of our common stock for $49.7 million (weighted-average price of $63.17 per share) under our Stock Repurchase Program.

Outside of our Stock Repurchase Program, during 2025, we repurchased from our employees and then cancelled approximately 470,000 shares of our common stock for $33.1 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Cash Dividends. During 2025, our Board declared dividends totaling $36.9 million. In January 2026, our Board approved a quarterly cash dividend of $0.34 per share of common stock. Going forward, we expect to pay cash dividends in the normal course, with the amount and timing subject to our Board’s approval, as well as the consummation of the Merger.

•
Acquisitions. As a result of our previous acquisition activity, during 2025 we made $0.3 million of deferred acquisition payments. Additionally, there are provisions for potential future earn-out payments of up to approximately $12 million for DGIT and $15.0 million for iCG tied to performance-based goals and a defined service period. The earn-out periods are through December 31, 2026 and June 3, 2027, respectively. During 2025, we made earn-out payments of $5.1 million, which are included in our cash flows from operating activities. As of December 31, 2025, we have accrued $15.7 million related to earn-out payments, of which we paid approximately $11 million in January 2026.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Merger Activity. As of December 31, 2025, we have accrued approximately $10 million of acquisition-related costs related to the proposed Merger, discussed above, which will be paid upon the closing of the Merger. In December 2025, we entered into retention bonus agreements with certain key employees, providing for approximately $9 million of bonus payments to be paid immediately prior to the closing of the Merger, or upon the termination of the Merger Agreement, subject to the employee's continued employment. These bonuses are being accrued over the estimated service period. We expect to incur additional costs relating to the proposed Merger, such as financial advisory, legal, accounting, and other professional services fees, along with retention bonuses, however, these additional costs cannot be estimated at this time. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay a termination fee of $82.0 million.
•
Exit of Reseller Agreements. During 2023, we exited out of two reseller agreements that were acquired with the 2018 acquisition of Forte Payment Systems, Inc. at a total cost of $9.9 million, of which $1.8 million was paid in 2023, $5.6 million was paid in 2024 and $1.3 million was paid in 2025. The remaining $1.2 million was paid in January 2026.
•
Capital Expenditures. During 2025, we spent $14.5 million on capital expenditures.
•
Financing Agreements. We have financing agreements for certain of our internal use software. As of December 31, 2025, we have $11.4 million related to these financing agreements included in current and non-current liabilities on our Balance Sheet. During 2025, we made payments of $7.2 million related to these financing agreements.
•
Long-Term Debt. As of December 31, 2025, our long-term debt consisted of the following: (i) 2025 Credit Agreement Revolver borrowings of $125.0 million; and (ii) 2023 Convertible Notes in the principal aggregate amount of $425.0 million.

2025 Credit Agreement. The mandatory payments under our 2025 Credit Agreement for the next twelve months are the cash interest expense (based upon then-current interest rates) for the 2025 Revolver (assuming no further amounts are borrowed, and the amount is not paid down) of $6.6 million. Should the Merger, discussed above, be consummated, this would result in the outstanding loans under the 2025 Credit Agreement being repaid and commitments thereunder being terminated at the closing.

2023 Convertible Notes. The 2023 Convertible Notes are convertible at the option of the note holders before June 15, 2028 upon the occurrence of certain events. Should the Merger, discussed above, be consummated, this would likely result in a conversion trigger for the note holders. The Capped Call Transactions entered into in connection with the pricing of the 2023 Convertible Notes are expected to be unwound if the Merger is consummated.

Our long-term debt obligations are discussed in more detail in Note 6 to our Financial Statements.

In summary, we expect to continue to have material needs for capital resources going forward, as noted above. We believe that our current cash and cash equivalents balances and the 2025 Revolver, together with cash expected to be generated in the future from our current operating activities, will be sufficient to meet our anticipated capital resource requirements for at least the next twelve months.

We have agreed to various covenants in the Merger Agreement, including, among others, to use commercially reasonable efforts to conduct our business in all material respects in the ordinary course between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions and subject to certain specified thresholds, we may not take certain actions without NEC’s prior consent. We do not believe these restrictions will prevent us from meeting our liquidity and capital resource needs or requirements, including our ongoing costs of operations, working capital needs, or capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of December 31, 2025, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Long-Term Debt. The interest rate on our 2023 Convertible Notes is fixed, and thus, as it relates to our convertible debt borrowings, we are not exposed to changes in interest rates.

The interest rates on our 2025 Credit Agreement are based upon an adjusted SOFR rate (including a 0.10% credit spread adjustment) plus an applicable margin, or an alternate base rate ("ABR") plus an applicable margin. See Note 6 to our Financial Statements for further details related to our long-term debt.

A hypothetical adverse change of 10% in the December 31, 2025 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of December 31, 2025 and 2024 were $180.0 million and $161.8 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, excess funds may be invested in low-risk institutional instruments held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of December 31, 2025 and 2024, we had $350.4 million and $343.2 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 3 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of December 31, 2025, the fair value of the 2023 Convertible Notes was estimated at $504.4 million, using quoted market prices.

Foreign Currency Exchange Rate Risk

Due to foreign operations around the world, our financial statements are exposed to foreign currency exchange risk due to the fluctuations in the value of currencies in which we conduct business. Our principal currency exposures include the British Pound, Euro, Australian Dollar, Saudi Riyal, and South African Rand. While we attempt to maximize natural hedges by incurring expenses in the same currency in which we contract revenue, the related expenses for that revenue could be in one or more differing currencies than the revenue stream. In particular, if the U.S. Dollar were to strengthen it would reduce the reported amount of our foreign-denominated cash, cash equivalents, trade receivables, revenue, and expenses that we translate into U.S. Dollars and report in our consolidated financial statements for, and as of the end of, each reporting period. Other than the U.S. Dollar, the carrying amounts of our monetary assets and monetary liabilities recorded for our non-U.S. subsidiaries in currencies denominated other than the functional currency of those non-U.S. subsidiaries were not material.

During the year ended December 31, 2025, we generated approximately 87% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of December 31, 2025. A hypothetical adverse change of 10% in the December 31, 2025 exchange rates would not have had a material impact upon our results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. That report appears immediately following.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CSG Systems International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

February 19, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CSG Systems International, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CSG Systems International, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Agreements with significant customers

As discussed in Note 4 to the consolidated financial statements, the Company generated 36% of its revenue from its two largest customers (significant customers). The agreements with these significant customers are complex and subject to modification in the form of amendments, change requests, or statements of work, which can occur frequently. The accounting for these agreements requires significant judgments to be made by the Company, specifically whether a new or revised agreement is treated as either a separate contract or modification of an existing contract. The judgments could significantly affect revenue recognized in any period.

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

Omaha, Nebraska
February 19, 2026

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$180,011	$161,789
Settlement and merchant reserve assets	350,390	343,235
Trade accounts receivable:
Billed, net of allowance of $3,277 and $3,041	299,724	266,903
Unbilled	67,888	80,173
Income taxes receivable	3,443	2,600
Other current assets	36,227	46,182
Total current assets	937,683	900,882
Non-current assets:
Property and equipment, net of depreciation of $122,947 and $133,514	42,505	56,595
Operating lease right-of-use assets	16,278	24,166
Software, net of amortization of $154,240 and $154,648	19,716	19,927
Goodwill	324,706	316,041
Acquired customer contracts, net of amortization of $148,567 and $133,279	28,589	39,377
Customer contract costs, net of amortization of $50,245 and $44,587	71,613	60,809
Deferred income taxes	83,630	73,295
Other assets	19,887	9,595
Total non-current assets	606,924	599,805
Total assets	$1,544,607	$1,500,687
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$-	$7,500
Operating lease liabilities	4,837	11,067
Customer deposits	47,633	41,448
Trade accounts payable	45,281	36,370
Accrued employee compensation	81,001	67,944
Settlement and merchant reserve liabilities	348,257	341,924
Deferred revenue	50,738	54,424
Income taxes payable	1,116	7,802
Other current liabilities	71,941	46,730
Total current liabilities	650,804	615,209
Non-current liabilities:
Long-term debt, net of unamortized discounts of $10,548 and $12,128	539,452	530,997
Operating lease liabilities	21,152	25,020
Deferred revenue	29,480	26,469
Income taxes payable	2,371	2,732
Deferred income taxes	-	94
Other non-current liabilities	17,649	17,597
Total non-current liabilities	610,104	602,909
Total liabilities	1,260,908	1,218,118
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 4,009 and 5,513 shares reserved for employee stock purchase plan and stock incentive plans; 28,370 and 28,854 shares outstanding	721	718
Additional paid-in capital	532,885	518,215
Treasury stock, at cost; 42,371 and 41,583 shares	(1,243,972)	(1,194,224)
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(45,042)	(62,290)
Accumulated earnings	1,039,107	1,020,150
Total stockholders' equity	283,699	282,569
Total liabilities and stockholders' equity	$1,544,607	$1,500,687

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,223,289	$1,197,248	$1,169,258

Cost of revenue (exclusive of depreciation, shown separately below)	623,569	614,463	615,042
Other operating expenses:
Research and development	161,570	158,194	143,201
Selling, general and administrative	281,476	258,313	247,613
Depreciation	18,107	21,622	23,189
Restructuring and reorganization charges	19,818	13,323	16,336
Total operating expenses	1,104,540	1,065,915	1,045,381
Operating income	118,749	131,333	123,877
Other income (expense):
Interest expense	(28,954)	(30,469)	(31,176)
Interest income	5,204	8,685	4,336
Loss on debt extinguishment	(453)	-	-
Other, net	(3,849)	2,723	(4,686)
Total other	(28,052)	(19,061)	(31,526)
Income before income taxes	90,697	112,272	92,351
Income tax provision	(34,816)	(25,420)	(26,105)
Net income	$55,881	$86,852	$66,246

Weighted-average shares outstanding:
Basic	27,694	28,345	29,938
Diluted	28,218	28,665	30,115

Earnings per common share:
Basic	$2.02	$3.06	$2.21
Diluted	1.98	3.03	2.20

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$55,881	$86,852	$66,246
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,248	(11,877)	8,416
Other comprehensive income (loss), net of tax	17,248	(11,877)	8,416
Total comprehensive income, net of tax	$73,129	$74,975	$74,662

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
BALANCE, January 1, 2023	31,269	$708	$495,189	$(1,018,034)	$(58,829)	$936,215	$355,249

Comprehensive income:
Net income	-	-	-	-	-	66,246
Foreign currency translation adjustments	-	-	-	-	8,416	-
Total comprehensive income							74,662
Repurchase of common stock	(2,369)	(2)	(10,156)	(118,021)	-	-	(128,179)
Issuance of common stock pursuant to employee stock purchase plan	74	-	3,284	-	-	-	3,284
Issuance of restricted common stock pursuant to stock- based compensation plans	666	7	(7)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(99)	-	-	-	-	-	-
Stock-based compensation	-	-	28,990	-	-	-	28,990
Purchase of capped call transactions, net of tax	-	-	(26,353)	-	-	-	(26,353)
Dividends	-	-	-	-	-	(34,327)	(34,327)
BALANCE, December 31, 2023	29,541	713	490,947	(1,136,055)	(50,413)	968,134	273,326

Comprehensive income:
Net income	-	-	-	-	-	86,852
Foreign currency translation adjustments	-	-	-	-	(11,877)	-
Total comprehensive income							74,975
Repurchase of common stock	(1,362)	(1)	(9,361)	(58,169)	-	-	(67,531)
Issuance of common stock pursuant to employee stock purchase plan	73	-	3,072	-	-	-	3,072
Issuance of restricted common stock pursuant to stock- based compensation plans	777	8	(9)	-	-	-	(1)
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(175)	(2)	2	-	-	-	-
Stock-based compensation	-	-	33,564	-	-	-	33,564
Dividends	-	-	-	-	-	(34,836)	(34,836)
BALANCE, December 31, 2024	28,854	718	518,215	(1,194,224)	(62,290)	1,020,150	282,569

Comprehensive income:
Net income	-	-	-	-	-	55,881
Foreign currency translation adjustments	-	-	-	-	17,248	-
Total comprehensive income							73,129
Repurchase of common stock	(1,258)	(4)	(33,060)	(49,748)	-	-	(82,812)
Issuance of common stock pursuant to employee stock purchase plan	46	-	2,473	-	-	-	2,473
Issuance of restricted common stock pursuant to stock- based compensation plans	785	8	(8)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(57)	(1)	1	-	-	-	-
Stock-based compensation	-	-	45,264	-	-	-	45,264
Dividends	-	-	-	-	-	(36,924)	(36,924)
BALANCE, December 31, 2025	28,370	$721	$532,885	$(1,243,972)	$(45,042)	$1,039,107	$283,699

The accompanying notes are an integral part of these consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$55,881	$86,852	$66,246
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation	18,979	22,061	23,585
Amortization	53,480	50,447	47,667
Loss on debt extinguishment	453	-	-
Asset impairments	251	717	2,061
Gain on lease modifications	-	(174)	(4,349)
(Gain) loss on unrealized foreign currency transactions and other, net	655	(525)	225
Deferred income taxes	(9,240)	(16,503)	(23,560)
Stock-based compensation	45,264	33,564	28,990
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(24,798)	4,134	(22,401)
Other current and non-current assets and liabilities	(14,664)	(13,042)	(6,566)
Income taxes payable/receivable	(7,839)	2,126	(1,849)
Trade accounts payable and accrued liabilities	41,438	(38,486)	12,541
Deferred revenue	(3,921)	4,546	9,306
Net cash provided by operating activities	155,939	135,717	131,896

Cash flows from investing activities:
Purchases of software, property, and equipment	(14,548)	(22,421)	(27,977)
Proceeds from sale of software, property, and equipment	412	-	-
Proceeds from sale/maturity of short-term investments	-	-	71
Business combinations, net of cash and settlement assets acquired of $46,432 in 2024	-	17,293	-
Net cash used in investing activities	(14,136)	(5,128)	(27,906)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,473	3,072	3,284
Payments of cash dividends	(37,396)	(26,608)	(33,930)
Repurchases of common stock	(83,177)	(67,745)	(127,065)
Deferred acquisition payments	(314)	(2,488)	(3,220)
Proceeds from long-term debt	150,625	15,000	470,000
Payments on long-term debt	(151,250)	(22,500)	(327,500)
Purchase of capped call transactions related to convertible notes	-	-	(34,298)
Payments of debt financing costs	(2,258)	-	(14,539)
Payments on financing obligations	(6,194)	(2,538)	-
Settlement and merchant reserve activity	6,047	23,884	35,963
Net cash used in financing activities	(121,444)	(79,923)	(31,305)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	5,064	(7,779)	2,173

Net increase in cash, cash equivalents, and restricted cash	25,423	42,887	74,858

Cash, cash equivalents, and restricted cash, beginning of period	506,763	463,876	389,018
Cash, cash equivalents, and restricted cash, end of period	$532,186	$506,763	$463,876

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$25,391	$27,119	$24,730
Income taxes	52,212	39,944	51,675

Non-cash investing and financing activities-
Software, property, and equipment included in current and non-current liabilities	11,376	8,469	-

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$180,011	$161,789	$186,264
Settlement and merchant reserve assets	350,390	343,235	274,699
Restricted cash included in non-current assets	1,785	1,739	2,913
Total cash, cash equivalents, and restricted cash	$532,186	$506,763	$463,876

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

2. Plan of Merger

On October 29, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NEC Corporation, a company incorporated under the laws of Japan (“NEC”) and Canvas Transaction Company, Inc., a Delaware corporation and a direct or indirect wholly owned subsidiary of NEC (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CSG (the “Merger”), with CSG continuing as the surviving corporation as a wholly owned subsidiary of NEC. Our Board of Directors (the “Board”) unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and, subject to the terms of the Merger Agreement, recommended that our stockholders adopt the Merger Agreement.

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

In addition, the Merger Agreement provides for the following treatment of our equity awards:

•
Each outstanding time-based restricted stock award that is vested as of immediately prior to the Effective Time (or that will vest solely as a result of the consummation of the transactions contemplated by the Merger Agreement, including, if the Effective Time occurs in 2026, restricted stock awards granted in 2024 that would have completed their full vesting period and been settled in accordance with their terms in 2027) will be converted into the right to receive an amount in cash equal to the number of CSG shares underlying such award multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and become payable shortly following the Effective Time, and each other outstanding time-based restricted stock award will be converted into a deferred cash award based on the number of CSG shares underlying such award multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and will vest and become payable on the original time-based vesting schedule, subject to substantially the same terms and conditions as the corresponding restricted stock award.
•
Each outstanding performance-based or market-based restricted stock award (other than the Chief Executive Officer (“CEO”) Award (as defined below)) that is vested as of immediately prior to the Effective Time (or that will vest solely as a result of the consummation of the transactions contemplated by the Merger Agreement, including, if the Effective Time occurs in 2026, restricted stock awards that would have completed their full vesting period and been settled in accordance with their terms in 2027) will be converted into the right to receive an amount in cash equal to the number of CSG shares underlying such award (with applicable performance metrics generally deemed achieved at the greater of target and actual performance as of the latest practicable date prior to the Effective Time) multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and become payable shortly following the Effective Time, and each other outstanding performance-based or market-based restricted stock award (other than the CEO Award) will be converted into a deferred cash award based on the number of CSG shares underlying such award multiplied by the Merger Consideration (with applicable performance metrics deemed achieved at the greater of target and actual performance as of the latest practicable date prior to the Effective Time), plus any applicable accrued and unpaid dividends, and will vest and become payable on the original time-based vesting schedule, subject to substantially the same terms and conditions as the corresponding performance-based or market-based restricted stock award.
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

•
Each restricted stock award that would have fully vested and settled in accordance with its terms in 2026 vested in December 2025, with any applicable performance-based and market-based vesting conditions deemed achieved based on actual performance as of the latest practicable date.
•
In addition to the acceleration provided for above, and in consultation with NEC, in December 2025 we accelerated the vesting of certain restricted stock awards for seven individuals to mitigate the tax impacts under Section 280G, Golden Parachute Payments, of the Internal Revenue Code (“IRC”). For any performance-based and market-based restricted stock awards that were accelerated, the applicable performance metrics were deemed achieved at the greater of target and actual performance as of the latest practicable date.

On January 30, 2026, our stockholders approved the adoption of the Merger Agreement at the special meeting of our stockholders convened for such purpose. The closing of the Merger is expected to occur by the end of 2026, subject to the satisfaction of the remaining customary closing conditions and required regulatory approvals. If the Merger is consummated, CSG shares will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended.

If the Merger Agreement is terminated under certain specified circumstances, CSG will be required to pay NEC a termination fee of $82.0 million. If the Merger Agreement is terminated under other certain specified circumstances, NEC will be required to pay CSG a termination fee of $135.0 million.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.01 to this Form 10-K. Additional information about the Merger Agreement and the Merger is set forth in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on December 16, 2025, as supplemented.

As of December 31, 2025, in connection with the proposed Merger, we have recognized $13.7 million of transaction-related costs primarily within Selling, General and Administrative expenses ("SG&A") in our Income Statement, of which approximately $10 million will be paid upon closing. We expect to incur additional costs relating to the proposed Merger, such as financial advisory, legal, accounting, retention bonuses, and other professional services fees.

3. Summary of Significant Accounting Policies

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2025, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $2.2 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize over 65% of this amount by the end of 2028, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our SaaS and related solutions customer contracts that includes variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2026 through 2036.

Disaggregation of Revenue

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for 2025, 2024, and 2023 was as follows (in thousands):

	2025	2024	2023
Revenue:
SaaS and related solutions	$1,101,700	$1,069,325	$1,024,572
Software and services	74,305	80,935	98,078
Maintenance	47,284	46,988	46,608
Total revenue	$1,223,289	$1,197,248	$1,169,258

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for 2025, 2024, and 2023, as a percentage of our total revenue, was as follows:

	2025	2024	2023
Americas (principally the U.S.)	85%	87%	86%
Europe, Middle East, and Africa	10%	9%	10%
Asia Pacific	5%	4%	4%
Total revenue	100%	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for 2025, 2024, and 2023, as a percentage of our total revenue, was as follows:

	2025	2024	2023
Broadband/Cable/Satellite	51%	52%	52%
Telecommunications	18%	18%	20%
Other	31%	30%	28%
Total revenue	100%	100%	100%

Billed and Unbilled Accounts Receivable. Billed accounts receivable represents our unconditional rights to consideration. Once invoiced, our payment terms are generally between 30-60 days. Unbilled accounts receivable represents our rights to consideration for work completed but not billed. Unbilled accounts receivable is transferred to billed accounts receivable when the rights become unconditional, which is generally at the time of invoicing. Unbilled accounts receivable that are expected to be billed beyond the next twelve months are considered long-term unbilled accounts receivable and are included in other non-current assets. As of December 31, 2025 and 2024 our long-term unbilled accounts receivable were $8.9 million and zero, respectively.

The following table rolls forward our unbilled accounts receivable from January 1, 2024 to December 31, 2025 (in thousands):

Unbilled Receivables
Beginning Balance, January 1, 2024	$82,163
Recognized during the period	267,879
Reclassified to receivables	(268,855)
Other	(1,014)
Ending Balance, December 31, 2024	80,173
Recognized during the period	248,294
Reclassified to receivables	(253,647)
Other	1,918
Ending Balance, December 31, 2025	$76,738

Deferred Revenue. Deferred revenue represents consideration received from customers in advance of services being performed.

The following table rolls forward our deferred revenue from January 1, 2024 to December 31, 2025 (in thousands):

Deferred Revenue
Beginning Balance, January 1, 2024	$77,646
Revenue recognized that was included in deferred revenue at the beginning of the period	(55,359)
Consideration received in advance of services performed, net of revenue recognized in the current period	59,917
Other	(1,311)
Ending Balance, December 31, 2024	80,893
Revenue recognized that was included in deferred revenue at the beginning of the period	(54,181)
Consideration received in advance of services performed, net of revenue recognized in the current period	50,233
Other	3,273
Ending Balance, December 31, 2025	$80,218

On July 5, 2025, we terminated a Master Services Agreement (the “MSA”) for one of our implementation projects in the Latin America region on the basis that the customer unlawfully renounced its obligations under the MSA. During 2025, we stopped implementation work on the project. Through the termination date, we recognized $1.4 million in revenue during 2025 related to this project. As of December 31, 2025, we had accounts receivable of $18.1 million ($1.3 million billed and $16.8 million unbilled) related to this implementation project and we are pursuing any and all available remedies to recover the amounts outstanding. As of the date of this filing, we do not believe there has been an impairment to the carrying values of the assets and believe such amounts are recoverable per the terms of the MSA or as a matter of common law.

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

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, our cash equivalents consist primarily of institutional money market funds and time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances and our intention is to continue to do so. Our restricted cash mainly serves to collateralize bank and performance guarantees. As of December 31, 2025 and 2024, we had $1.8 million and $1.7 million, respectively, of restricted cash included in non-current assets in our Balance Sheets.

Financial Instruments. Our financial instruments as of December 31, 2025 and 2024 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value. Valuation inputs used to measure the fair value of our cash equivalents held in money market funds were derived from quoted market prices, which are considered Level 1 inputs.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Credit Agreement (carrying value)	$125,000	$125,000	$-	$-
2023 Convertible Notes (par value)	425,000	504,422	425,000	429,144
2021 Credit Agreement (carrying value including current maturities)	-	-	125,625	125,625

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair value of our credit agreements were estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs. See Note 6 for discussion regarding our debt.

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$312,424	$310,291	$330,769	$329,458
Merchant reserve assets/liabilities	37,966	37,966	12,466	12,466
Total	$350,390	$348,257	$343,235	$341,924

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

The activity in our allowance for expected losses is as follows (in thousands):

	2025	2024	2023
Balance, beginning of year	$3,041	$5,432	$5,528
Additions to/(reversals of) expense	2,157	(951)	1,765
Write-offs	(1,966)	(1,419)	(1,767)
Other	45	(21)	(94)
Balance, end of year	$3,277	$3,041	$5,432

Property and Equipment. Property and equipment are recorded at cost (or at estimated fair value if acquired in a business combination) and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are depreciated over the shorter of their economic life or the lease term. Depreciation expense is computed using the straight-line method for financial reporting purposes. Depreciation expense for property and equipment is reflected in our Consolidated Statements of Income ("Income Statement" or "Income Statements") separately in the aggregate and is not included in the cost of revenue or the other components of operating expenses, except for accelerated depreciation expense that is included in our restructuring and reorganization charges (see Note 9).

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

During 2025, 2024, and 2023, we spent $161.6 million, $158.2 million, and $143.2 million, respectively, on R&D projects. We did not capitalize any R&D costs in 2025, 2024, and 2023, as the costs subject to capitalization during these periods were not material. We did not have any capitalized R&D costs included in our December 31, 2025 and 2024 Balance Sheets.

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

Earnings Per Common Share (“EPS”). Basic and diluted EPS amounts are presented on our Income Statements. The reconciliation of the basic and diluted EPS denominators related to the common shares is included in the following table (in thousands):

	2025	2024	2023
Basic weighted-average common shares	27,694	28,345	29,938
Dilutive effect of restricted common stock	462	320	177
Dilutive effect of the 2023 Convertible Notes	62	-	-
Diluted weighted-average common shares	28,218	28,665	30,115

The dilutive effect of time-based awards is computed using the treasury stock method. The dilutive effect of performance-based and market-based awards is computed based on the number of shares that would be issued as if the end of the reporting period was the end of the performance period. The dilutive effect of the 2023 Convertible Notes is computed using the if-converted method and only has an effect in those quarterly periods in which our average stock price exceeds the current effective conversion price.

Potentially dilutive common shares related to non-participating unvested restricted stock were excluded from the computation of diluted EPS, as the effect was anti-dilutive, and were not material in any period presented. The capped call transactions (the “Capped Call Transactions”) entered into in connection with the pricing of the 2023 Convertible Notes were excluded from the computation of diluted EPS, as the effect was anti-dilutive.

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

Accounting Pronouncements Adopted. Effective for the year ended December 31, 2025, we adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), on a retrospective basis. ASU 2023-09 requires entities to disclose more detailed information about their effective tax rate reconciliation as well as information on income taxes paid. The adoption of this standard only impacts disclosures and did not have a material impact on our Financial Statements.

Accounting Pronouncements Issued but Not Yet Effective. In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently in the process of evaluating the impact of this ASU on our Financial Statements and related disclosures.

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

4. Segment Reporting and Significant Concentration

Segment Information. Our Chief Operating Decision Maker (“CODM”) is our President and Chief Executive Officer. We have evaluated how our CODM has organized our Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis, and as a result, we have concluded that as of December 31, 2025, there is one reportable segment.

Our one segment provides solutions and services that help companies around the world monetize and digitally enable the customer experience by accurately capturing, managing, generating, and optimizing the interactions and revenue associated with their customers. We generate a substantial percentage of our revenue from customers utilizing Advanced Convergent Platform (“ACP”), a private SaaS platform, and related solutions (e.g., service technician management, analytics, electronic bill presentment, etc.) within the North American communications markets. In addition, a smaller portion of our revenue is generated from our public SaaS revenue management and payments platforms, serving customers globally. In addition, we license certain solutions (e.g., mediation, partner management, rating, and charging) and provide our professional services to implement, configure, and maintain these solutions. These solutions are sometimes provided under a managed services arrangement, where we assume long-term responsibility for delivering and maintaining our solutions and related operations under a defined scope and specified service levels.

The accounting policies of our one segment are the same as those described in the summary of significant accounting policies (see Note 3). As our one segment is managed on a consolidated basis, our measure of segment profit or loss is consolidated net income. Our CODM uses consolidated net income to assess the performance of our one segment and decide how and where to allocate resources and reinvest profits into the business in areas such as R&D, business and/or asset acquisitions, investments in market share expansion with our existing and potential new customers, talent, technology, the repurchase of our common stock, and/or the payment of dividends. Net income, and components of net income, are used to monitor actual performance and are compared to budgeted and forecasted results to assess the performance of our one segment, set targets, and establish management’s incentive compensation. The measure of consolidated segment assets is reported in our Balance Sheets as total assets. We do not have intra-entity sales or transfers.

We regularly provide our CODM a reporting package that shows our results by functional expenses, similar to our Income Statements. However, for purposes of this reporting package, depreciation is included in these functional expense categories, rather than broken out separately. Additionally, certain expenses such as restructuring and reorganization charges, executive transition costs, and acquisition-related costs, along with non-cash charges such as stock-based compensation and amortization of acquired intangibles, are excluded. The table below provides the significant expenses that are regularly provided to our CODM for our one segment, the required disclosable amounts that are included in consolidated net income, and a reconciliation to consolidated net income. In 2025, we have broken out acquisition-related costs as a separate line item, rather than including them in 'Other segment items'. Prior period amounts have been reclassified to conform with the current year presentation.

	2025	2024	2023
Revenue	$1,223,289	$1,197,248	$1,169,258
Less:
Cost of revenue:
Transaction fees	106,275	97,857	87,430
All other (1)	510,189	513,237	530,109
Total cost of revenue	616,464	611,094	617,539
Research and development (1)	157,795	155,638	142,962
Selling and marketing (1)	111,955	114,323	114,207
General and administrative (1)	110,841	116,761	108,823
Restructuring and reorganization charges (1)	19,818	13,323	16,336
Stock-based compensation	46,126	34,385	29,480
Acquisition-related costs (2)	41,541	20,039	14,280
Other segment items (3)	(902)	(11,056)	2,104
Interest expense	28,954	30,469	31,176
Income tax provision	34,816	25,420	26,105
Segment net income	55,881	86,852	66,246
Reconciliation of profit or loss:
Adjustments and reconciling items	-	-	-
Consolidated net income	$55,881	$86,852	$66,246
(1)
These functional expense lines include depreciation expense, which is presented separately on our Income Statements.
(2)
Acquisition-related costs include amortization of acquired intangible assets, earn-out compensation, and transaction-related costs.
(3)
Other segment items include executive transition costs, interest income, loss on debt extinguishment, and foreign currency gains/losses.

Depreciation expense and interest income are separately disclosed on our Income Statements. Amortization expense is separately disclosed on our Consolidated Statements of Cash Flows ("Statements of Cash Flows") and is discussed in Note 5.

Geographic Concentration. We use the location of the customer as the basis of attributing revenue to geographic location. Revenue from countries exceeding 10% of our total revenue for the following years were as follows:

	2025	2024	2023
United States	$991,564	$978,308	$935,391
All other	231,725	218,940	233,867
Total revenue	$1,223,289	$1,197,248	$1,169,258

Long-lived assets (principally, property and equipment, operating lease right-of-use assets, software, acquired customer contracts, and customer contract costs) classified by the location of the controlling statutory company for countries exceeding 10% of the total long-lived asset balance for the following years were as follows:

	2025	2024	2023
United States	$143,189	$172,412	$175,997
All other	35,512	28,462	28,355
Total long-lived assets	$178,701	$200,874	$204,352

Customer Concentration. A large percentage of our revenue is generated from a limited number of customers in the global communications industry, with our three largest customers being Charter Communications, Inc. (“Charter”), Comcast Corporation (“Comcast”), and DISH Network L.L.C.

Revenue from customers exceeding 10% of our total revenue for the following years were as follows:

	2025	2024	2023
Charter	19%	20%	21%
Comcast	17%	19%	18%

As of December 31, 2025 and 2024, the percentage of net billed accounts receivable balances attributable to these customers were as follows:

	As of December 31,
	2025	2024
Charter	18%	20%
Comcast	15%	17%

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

5. Goodwill and Long-Lived Assets

Property and Equipment. Property and equipment as of December 31, 2025 and 2024 consisted of the following (in thousands, except years):

	Useful Lives (Years)	December 31, 2025	December 31, 2024
Computer equipment	3-6	$87,930	$94,574
Leasehold improvements	10	21,379	25,415
Operating equipment	3-8	53,957	67,651
Furniture and fixtures	8	2,186	2,469
		165,452	190,109
Less – accumulated depreciation		(122,947)	(133,514)
Property and equipment, net		$42,505	$56,595

Goodwill. We do not have any intangible assets with indefinite lives other than goodwill. A rollforward of goodwill for 2024 and 2025 is as follows (in thousands):

January 1, 2024 balance	$308,596
Goodwill acquired during the period	10,662
Effects of changes in foreign currency exchange rates	(3,217)
December 31, 2024 balance	316,041
Effects of changes in foreign currency exchange rates	8,665
December 31, 2025 balance	$324,706

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software.

Acquired Customer Contracts. As of December 31, 2025 and 2024, the carrying values of our acquired customer contracts were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts (1)	$177,156	$(148,567)	$28,589	$172,656	$(133,279)	$39,377

The aggregate amortization related to acquired customer contracts included in our operations for 2025, 2024, and 2023 was as follows (in thousands):

	2025	2024	2023
Acquired customer contracts amortization (1)	$11,082	$11,346	$9,775
(1)
Acquired customer contracts represent assets acquired in our business acquisitions. Acquired customer contracts are amortized over their estimated useful lives ranging from five to twenty years based on the approximate pattern in which the economic benefits of the intangible assets are expected to be realized, with the amortization expense included as cost of revenue in our Income Statements.

The remaining weighted-average amortization period of the acquired customer contracts as of December 31, 2025 was approximately 66 months. Based on the net carrying value of these acquired customer contracts, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2026 – $8.6 million; 2027 – $5.3 million; 2028 – $4.2 million; 2029 – $3.2 million; and 2030 – $2.8 million.

Software. As of December 31, 2025 and 2024, the carrying values of our software assets were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired software (2)	$85,208	$(83,665)	$1,543	$84,283	$(79,843)	$4,440
Internal use software (3)	88,748	(70,575)	18,173	90,292	(74,805)	15,487
Total software	$173,956	$(154,240)	$19,716	$174,575	$(154,648)	$19,927

The aggregate amortization related to software included in our operations for 2025, 2024, and 2023 was as follows (in thousands):

	2025	2024	2023
Acquired software amortization (2)	$2,723	$2,668	$2,410
Internal use software amortization (3)	13,072	11,671	13,624
Total software amortization	$15,795	$14,339	$16,034

(2)
Acquired software represents software and similar intellectual property rights acquired in our business acquisitions, which are amortized over their estimated useful lives ranging from two to eight years. The amortization of acquired software is reflected as a cost of revenue in our Income Statements.
(3)
Internal use software represents: (i) third-party software licenses; and (ii) the internal and external costs related to the implementation of third-party software licenses. Internal use software is amortized over its estimated useful life ranging from one to five years.

The remaining weighted-average amortization period of the software intangible assets as of December 31, 2025 was approximately 18 months. Based on the net carrying value of these intangible assets, the estimated amortization for each of the five succeeding fiscal years ending December 31 will be: 2026 – $12.0 million; 2027 – $4.9 million; 2028 – $1.7 million; 2029 – $0.9 million; and 2030 – $0.2 million.

Customer Contract Costs. As of December 31, 2025 and 2024, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract incentives (4)	$11,067	$(3,577)	$7,490	$5,035	$(3,183)	$1,852
Capitalized costs (5)	92,418	(38,638)	53,780	82,363	(33,836)	48,527
Capitalized commission fees (6)	18,373	(8,030)	10,343	17,998	(7,568)	10,430
Total customer contract costs	$121,858	$(50,245)	$71,613	$105,396	$(44,587)	$60,809

The aggregate amortization related to our customer contract costs included in our operations for 2025, 2024, and 2023 was as follows (in thousands):

	2025	2024	2023
Customer contract incentives amortization (4)	$1,409	$748	$1,136
Capitalized costs amortization (5)	16,151	17,216	15,422
Capitalized commission fees amortization (6)	3,723	3,298	3,733
Total customer contract costs amortization	$21,283	$21,262	$20,291
(4)
Customer contract incentives consist principally of incentives provided to new or existing customers to convert their customer accounts to, or retain their customer accounts on, our solutions. Customer contract incentives are amortized ratably over the contract period to include renewal periods, if applicable, which as of December 31, 2025, range from 2026 to 2031. The amortization of customer contract incentives is reflected as a reduction of revenue in our Income Statements.
(5)
Capitalized costs are related to: (i) customer conversion/set-up activities; and (ii) direct material costs to fulfill long-term revenue management solutions and managed services arrangements. These costs are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2025, range from 2026 to 2036, and are included in cost of revenue in our Income Statements.
(6)
Capitalized commission fees are incremental commissions paid as a result of obtaining a customer contract. These fees are amortized over the contract period based on the transfer of goods or services to which the assets relate, which as of December 31, 2025, range from 2026 to 2033, and are included in SG&A expenses in our Income Statements. Incremental commission fees incurred as a result of obtaining a customer contract are expensed when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.

6. Debt

As of December 31, 2025 and 2024, our long-term debt was as follows (in thousands):

	December 31, 2025	December 31, 2024
2025 Credit Agreement:
$600 million revolving loan facility, due March 2030, interest at adjusted SOFR plus applicable margin (combined rate of 5.181% at December 31, 2025)	$125,000	$-
Less – deferred financing costs	(2,650)	-
2025 Term Loan, net of unamortized discounts	122,350	-
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	425,000	425,000
Less – deferred financing costs	(7,898)	(10,618)
2023 Convertible Notes, net of unamortized discounts	417,102	414,382
2021 Credit Agreement:
2021 Term Loan, due September 2026, interest at adjusted SOFR plus applicable margin	-	125,625
Less – deferred financing costs	-	(1,510)
2021 Term Loan, net of unamortized discounts	-	124,115
$450 million revolving loan facility, due September 2026, interest at adjusted SOFR plus applicable margin	-	-
Total debt, net of unamortized discounts	539,452	538,497
Current portion of long-term debt	-	(7,500)
Long-term debt, net of unamortized discounts	$539,452	$530,997

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

Upon execution of the 2025 Credit Agreement, we withdrew $140.6 million from the 2025 Revolver. These funds were used to repay: (i) the outstanding $125.6 million balance of 2021 Term Loan; (ii) the outstanding $10.0 million balance of 2021 Revolver that we withdrew during the first quarter of 2025; and (iii) certain fees and expenses in connection with the new debt arrangement, with the remainder used for general corporate purposes.

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

During 2025, we repaid $0.6 million on the 2025 Revolver. As of December 31, 2025, we had $125.0 million outstanding on the 2025 Revolver, and had issued a standby letter of credit of $0.2 million that counts against our available 2025 Revolver balance, leaving $474.8 million available to us.

In conjunction with the closing of the 2025 Credit Agreement, we incurred total debt financing costs of $2.3 million. As certain lenders from the 2021 Credit Agreement chose not to participate in the 2025 Credit Agreement, we recognized a loss on extinguishment of $0.5 million, which related to the write-off of unamortized debt issuance costs. The remaining $0.9 million of unamortized debt issuance costs related to the 2021 Credit Agreement, when combined with the $2.3 million of debt financing costs related to 2025 Credit Agreement, totaled $3.2 million and are being amortized to interest expense over the term of the 2025 Credit Agreement.

If the Merger, discussed in Note 2, is consummated, this will result in the outstanding loans under the 2025 Credit Agreement being repaid and commitments thereunder being terminated at the closing.

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

The 2023 Convertible Notes will be convertible at the option of the noteholders before June 15, 2028, upon the occurrence of certain events. On or after June 15, 2028, and until the close of business on the second scheduled trading day immediately preceding September 15, 2028, the maturity date, noteholders may convert all or any portion of their notes at any time regardless of these conditions. The 2023 Convertible Notes will be convertible at a conversion rate of 14.0753 shares of our common stock per $1,000 principal amount of the 2023 Convertible Notes, which is equivalent to a conversion price of $71.05 per share of our common stock and the conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events, in accordance with the terms of the Indenture related to the 2023 Convertible Notes (“2023 Notes Indenture”). Under the terms of the 2023 Convertible Notes, the conversion rate is adjusted for any quarterly dividends exceeding $0.28 per share. We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of December 31, 2025, none of the conditions to early convert have been met.

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

If the Merger, discussed in Note 2, is consummated, this would result in a conversion trigger for the note holders.

In September 2023, in connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated Capped Call Transactions with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). We used $34.3 million of the net proceeds from the offering of the 2023 Convertible Notes to pay the premiums of the Capped Call Transactions.

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

Estimated Maturities on Long-Term Debt. As of December 31, 2025, the maturities of our long-term debt, based upon: (i) the maturity date of the 2025 Revolver; and (ii) the maturity date of the 2023 Convertible Notes, were as follows (in thousands):

	2026	2027	2028	2029	2030	Total
2025 Revolver	$-	$-	$-	$-	$125,000	$125,000
2023 Convertible Notes	-	-	425,000	-	-	425,000
Total long-term debt repayments	$-	$-	$425,000	$-	$125,000	$550,000

Deferred Financing Costs. As of December 31, 2025, net deferred financing costs related to the 2025 Credit Agreement were $2.7 million and are being amortized to interest expense over the related term of the 2025 Credit Agreement (through March 2030). As of December 31, 2025, net deferred financing costs related to the 2023 Convertible Notes were $7.9 million and are being amortized to interest expense through the maturity date of the 2023 Convertible Notes (September 2028). The net deferred financing costs are presented as a reduction from the carrying amount of the corresponding debt liability in our Balance Sheets. Interest expense for 2025, 2024, and 2023 includes amortization of deferred financing costs of $3.5 million, $3.7 million, and $1.7 million, respectively. The weighted-average interest rate on our debt borrowings, amortization of deferred financing costs, and commitment fees on the revolving loan facility, for 2025, 2024, and 2023, was approximately 5%, 5%, and 7%, respectively.

Other. We finance certain of our internal use software. During 2025, we entered into financing agreements at a total cost of $8.6 million with payments through 2030. As of December 31, 2025 and December 31, 2024, we had $11.4 million and $8.5 million, respectively, outstanding under these agreements, of which $7.1 million and $4.2 million, respectively, were included in other current liabilities with the remaining included in other non-current liabilities in our Balance Sheets. These arrangements are treated as non-cash investing and financing activities for purposes of our Statements of Cash Flows.

7. Leases

We have operating leases for: (i) real estate which includes office space and our design and delivery centers; and (ii) our outsourced data center environment, as discussed further in Note 12. Our leases have remaining terms through 2033, some of which include options to extend the leases for up to an additional ten years. The exercise of lease renewal options is at our sole discretion.

We have made an accounting policy election not to recognize in our Balance Sheets leases with an initial term of twelve months or less, for any class of underlying asset. We have also made an election for real estate leases not to separate the lease and non-lease components, but rather account for the entire arrangement as a single lease component. For our outsourced data center environment agreement, we have concluded that there are lease and non-lease components and have allocated the consideration in the agreement on a relative stand-alone price basis. Due to the significant assumptions and judgments required in accounting for leases (to include whether a contract contains a lease, the allocation of the consideration, and the determination of the discount rate), the judgments and estimates made could have a significant effect on the amount of assets and liabilities recognized.

We sublease certain of our leased real estate to third parties. These subleases have remaining lease terms through 2031.

The components of lease expense for 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Operating lease expense	$7,691	$13,222	$16,073
Finance lease expense:
Amortization of leased assets	1,935	-	-
Interest on leased liabilities	271	-	-
Variable lease expense	2,344	2,847	3,299
Short-term lease expense	1,277	944	1,115
Sublease income	(1,729)	(1,746)	(2,691)
Total net lease expense	$11,789	$15,267	$17,796

The decrease in lease expense is due to our flexible work approach that began in 2022 and has resulted in the consolidation and closure of office space at numerous of our leased real estate locations.

Other information related to leases for 2025, 2024, and 2023 was as follows (in thousands, except term and discount rate):

	2025	2024	2023
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$8,835	$15,285	$20,559
Cash paid for amounts included in the measurement of finance leases	1,775	-	-
Right-of-use assets obtained in exchange for new operating lease liabilities	1,212	2,348	2,787
Weighted-average remaining lease term - operating leases	67 months	65 months	58 months
Weighted-average discount rate - operating leases	4.31%	4.08%	3.95%

Future minimum lease payments under non-cancelable leases as of December 31, 2025 were as follows (in thousands):

2026	$5,846
2027	5,507
2028	5,342
2029	4,331
2030	3,663
Thereafter	4,829
Total future minimum lease payments	29,518
Less: Interest (1)	(3,529)
Total	$25,989

Current operating lease liabilities	$4,837
Non-current operating lease liabilities	21,152
Total	$25,989

(1)
We use our functional currency adjusted incremental borrowing rate for the discount rate.

In March 2025, we extended our agreement with our outsourced data center environment provider to provide us with outsourced computing services through December 31, 2032 (see Note 12). As part of this extension, our mainframe hardware refresh for our outsourced data center environment is now scheduled to be completed during 2026. Upon completion of the mainframe hardware refresh, we will evaluate the lease and non-lease components and allocate the consideration between them.

8. Acquisitions

iCheckGateway.com, LLC. On June 3, 2024, we acquired 100% of the equity of iCheckGateway.com, LLC (“iCG”), an ACH and credit card payment processing company. The acquisition date fair value of the consideration transferred was $17.6 million in cash paid upon close.

The iCG acquisition includes provisions for up to $15.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through June 3, 2027. During 2025, we made earn-out payments of $5.0 million. As of December 31, 2025, we have accrued $4.8 million related to potential future earn-out payments, included in other current liabilities on our Balance Sheet.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT, a provider of configure, price and quote (CPQ), and order management solutions for the telecommunications industry. We acquired 100% of the equity of DGIT for a purchase price of approximately $16 million, with approximately $14 million paid upon close. We made the remaining $2.0 million of deferred purchase price payments in 2025, 2024, and 2023 of $0.3 million, $0.5 million, and $1.2 million, respectively.

The DGIT acquisition includes provisions for up to approximately $12 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through December 31, 2026. During 2022, $0.3 million of the earn-out had been achieved and was paid in 2023. During 2024, $0.4 million of the earn-out had been achieved and was paid in 2025. As of December 31, 2025, we have accrued $10.9 million related to future earn-out payments, included in other current liabilities on our Balance Sheet.

9. Restructuring and Reorganization Charges

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

During 2025 we implemented the following restructuring and reorganizational activities:

•
We reduced our global workforce by approximately 280 employees, as part of reorganization activities focused on cost efficiency actions to optimize our capacity and better align our resources. As a result, we incurred restructuring and reorganization charges related to involuntary terminations of $13.6 million.
•
In August 2025, we closed our design and delivery center in Crawfordville, Florida. All processing volumes done at this location were transitioned to our two other design and delivery facilities. The closing of this facility resulted in the elimination of approximately 90 employees in Florida, but did result in new hires being made at the other locations to absorb the additional volumes. The total cost of this facility closure, to include involuntary termination benefits, relocation costs, accelerated depreciation, and decommissioning work was $5.0 million.

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
•
We exited two reseller agreements that were acquired with the acquisition of Forte Payment Systems, Inc. in 2018. As a result, we incurred expenses of $9.9 million, of which $1.8 million was paid in 2023, $5.6 million was paid in 2024, and $1.3 million was paid in 2025, leaving $1.2 million accrued as of December 31, 2025.

The activities discussed above resulted in total restructuring and reorganizational charges for 2025, 2024, and 2023 of $19.8 million, $13.3 million, and $16.3 million, respectively, which have been reflected as a separate line item in our Income Statements.

The activity in the business restructuring and reorganization reserves during 2025, 2024, and 2023 is as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2023, balance	$2,491	$-	$2,491
Charged to expense during period	5,128	11,208	16,336
Cash payments	(7,027)	(5,386)	(12,413)
Adjustment for accelerated depreciation	-	(396)	(396)
Adjustment for asset impairments	-	(1,675)	(1,675)
Adjustment for gain on lease modifications	-	4,349	4,349
Other	842	-	842
December 31, 2023, balance	1,434	8,100	9,534
Charged to expense during period	10,065	3,258	13,323
Cash payments	(11,265)	(7,855)	(19,120)
Adjustment for accelerated depreciation	-	(440)	(440)
Adjustment for asset impairments	-	(717)	(717)
Adjustment for gain on lease modification	-	174	174
Other	968	-	968
December 31, 2024, balance	1,202	2,520	3,722
Charged to expense during period	15,792	4,026	19,818
Cash payments	(14,256)	(4,163)	(18,419)
Adjustment for accelerated depreciation	-	(872)	(872)
Adjustment for asset impairments	-	(251)	(251)
Other	(826)	-	(826)
December 31, 2025, balance	$1,912	$1,260	$3,172

As of December 31, 2025, all restructuring and reorganization reserves were included in current liabilities.

10. Income Taxes

Income Tax Provision. The components of net income (loss) before income taxes are as follows (in thousands):

	2025	2024	2023
Domestic	$81,374	$89,166	$72,769
Australia	(13,560)	(5,722)	854
India	11,092	12,537	10,008
United Kingdom	4,093	7,105	2,029
Foreign other	7,698	9,186	6,691
Total income before income taxes	$90,697	$112,272	$92,351

The income tax provision consists of the following (in thousands):

	2025	2024	2023
Current:
Federal	$27,929	$28,602	$34,438
State	5,571	6,483	8,230
Australia	(229)	(474)	(333)
India	3,220	2,977	3,601
United Kingdom	1,111	867	1,002
Foreign other	6,454	3,468	2,727
	44,056	41,923	49,665
Deferred:
Federal	(9,004)	(2,596)	(19,687)
State	(112)	(10,741)	(1,982)
Australia	(823)	(1,629)	(896)
India	(328)	655	(1,231)
United Kingdom	426	(2,774)	(233)
Foreign other	601	582	469
	(9,240)	(16,503)	(23,560)
Total income tax provision	$34,816	$25,420	$26,105

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

The difference between our income tax provision computed at the statutory Federal income tax rate and our financial statement income tax provision is summarized as follows (in thousands):

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. Federal statutory tax rate of 21%	$19,046	21.0%	$23,577	21.0%	$19,394	21.0%
State and local income taxes, net of federal impact (1)	4,289	4.7%	2,526	2.2%	4,485	4.9%
Foreign tax effects:
Australia
Statutory tax rate difference	(1,244)	-1.4%	(500)	-0.4%	87	0.1%
Valuation allowance	3,293	3.6%	10	-	(1,277)	-1.4%
Other	31	-	75	0.1%	212	0.2%
United Kingdom:
Foreign tax credit	(1,058)	-1.2%	(1,651)	-1.5%	-	-
Valuation allowance	325	0.4%	(2,344)	-2.1%	(487)	-0.5%
Other	345	0.4%	(203)	-0.2%	(277)	-0.3%
Other foreign jurisdictions	6,776	7.5%	3,699	3.3%	4,284	4.6%
Tax credits:
Research and development tax credit	(2,727)	-3.0%	(1,327)	-1.2%	(907)	-1.0%
Foreign tax credit	(2,446)	-2.7%	(1,060)	-0.9%	-	-
Other credits	(190)	-0.2%	(174)	-0.2%	(112)	-0.1%
Nontaxable or nondeductible items:
Section 162(m) compensation limitation	9,548	10.5%	2,389	2.1%	2,955	3.2%
Stock award vesting	(3,624)	-4.0%	332	0.3%	(372)	-0.4%
Acquisition-related costs	2,491	2.7%	-	-	-	-
Loss on investment	-	-	-	-	(1,283)	-1.4%
Other	(233)	-0.3%	123	0.1%	(246)	-0.3%
Changes in unrecognized tax benefits	59	0.1%	(323)	-0.3%	(289)	-0.3%
Other adjustments	135	0.2%	271	0.2%	(62)	-0.1%
Total tax provision and effective tax rate	$34,816	38.3%	$25,420	22.5%	$26,105	28.2%
(1)
State taxes in California, Pennsylvania, Illinois, New York, and Florida make up the majority (greater than 50%) of the tax effect in the State and local income taxes category.

The 2025 effective income tax rate increase was primarily driven by the following permanent and non-cash expense items: (i) the tax impact of the accelerated vesting of certain stock awards; (ii) the disallowance of transaction-related costs associated with the Merger; and (iii) the impact of the DGIT earn-out compensation recognized in 2025, for which a valuation allowance has been established for income tax purposes.

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

Income Taxes Paid. Net cash paid for income taxes consisted of the following (in thousands):

	2025	2024	2023
Federal	$34,001	$24,003	$36,736
State and local jurisdictions	7,999	6,568	7,016
Aggregated foreign jurisdictions	6,986	5,939	4,410
Disaggregated foreign jurisdictions:
India	3,226	3,434	3,513
Net cash paid for income taxes	$52,212	$39,944	$51,675

Deferred Income Taxes. Net deferred income tax assets as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred income tax assets	$131,682	$125,057
Deferred income tax liabilities	(19,076)	(28,889)
Valuation allowance	(28,976)	(22,967)
Net deferred income tax assets	$83,630	$73,201

The components of our net deferred income tax assets (liabilities) as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Net deferred income tax assets (liabilities):
Accrued expenses and reserves	$12,597	$9,472
Stock-based compensation	1,662	6,753
Software	(1,219)	(509)
Client contracts and related intangibles	(4,060)	(10,419)
Goodwill	(13,797)	(16,638)
Net operating loss carryforwards	23,665	23,668
Property and equipment	1,277	(1,323)
Deferred revenue	6,597	6,373
Debt financing	4,511	6,010
Foreign exchange gain/loss	1,547	1,512
Operating lease right-of-use assets and lease liabilities	2,104	2,763
Research and Development	75,719	66,178
Unrecognized tax benefit	55	413
Credits and incentives	1,763	1,672
Other	185	243
Total net deferred income tax assets	112,606	96,168
Less: valuation allowance	(28,976)	(22,967)
Net deferred income tax assets	$83,630	$73,201

Beginning January 1, 2022, certain R&D expenditures are required to be capitalized in accordance with Section 174 of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017, and amortized over a 5-year period if incurred domestically or a 15-year period if incurred outside the U.S. Of the total R&D related deferred income tax assets as of December 31, 2025, $75.3 million is attributable to capitalized R&D (net of applicable amortization) with the remaining amount attributable to foreign and state R&D credits.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Among the provisions, OBBBA added Section 174A to the Internal Revenue Code, which allows taxpayers to immediately deduct domestic research or experimental expenditures paid or incurred during taxable years beginning after December 31, 2024, or to elect capitalization and amortization over a period of not less than 60 months, beginning with the month in which the taxpayer first realizes benefit from the expenditures. The election must be made no later than the due date of the taxpayer’s federal income tax return (including extensions) and would apply to the tax year for which the election is made and all subsequent tax years unless the taxpayer receives consent to change to a different method or period. We are currently evaluating the impact of Section 174A and the related transition elections, and we anticipate making the election to continue capitalizing and amortizing domestic R&D expenditures over a period of 60 months. Other provisions of this legislation that were effective and adopted in 2025 did not have a significant impact on our consolidated financial statements.

We regularly assess the likelihood of the future realization of our deferred income tax assets. To the extent we believe that it is more likely than not that a deferred income tax asset will not be realized, a valuation allowance is established. As of December 31, 2025, we have federal deferred tax assets of $71.0 million and a federal valuation allowance of $1.4 million against those assets. As of December 31, 2025, we also have net foreign deferred tax assets of $41.6 million and a foreign valuation allowance of $27.4 million against those assets.

As of December 31, 2025 and 2024, we have an acquired U.S. Federal net operating loss (“NOL”) carryforward of approximately $0.1 million and $2.0 million, respectively, which will begin to expire in 2029 and can be utilized through 2033. The acquired U.S. Federal NOL carryforward is attributable to the pre-acquisition periods of acquired businesses. The annual utilization of this U.S. Federal NOL carryforward is limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. In addition, as of December 31, 2025 and 2024, we have: (i) state NOL carryforwards of approximately $11 million and $31 million, respectively, which will expire beginning in 2032 with a portion of the losses available over an indefinite period of time; and (ii) foreign subsidiary NOL carryforwards of approximately $107 million and $98 million, respectively, which will expire beginning in 2031, with a portion of the losses available over an indefinite period of time.

Pillar Two. Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate. Pillar Two, which was established by the Organization for Economic Co-operation and Development (OECD), generally provides for a 15 percent minimum effective tax rate for multinational enterprises in every jurisdiction in which they operate. The U.S. has not yet adopted Pillar Two, however, various governments around the world have adopted, some of which are effective for tax periods beginning on or after December 31, 2023. We considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there is no material impact to our tax provision for the year ended December 31, 2025. We will continue to evaluate the impact of these tax law changes on future reporting periods.

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

A reconciliation of the beginning and ending balances of our liability for unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Balance, beginning of year	$1,112	$1,858	$2,562
Lapse of statute of limitations	-	(692)	(409)
Additions for tax positions of prior years	171	-	100
Reductions for tax positions of prior years	(600)	(54)	(395)
Balance, end of year	$683	$1,112	$1,858

We recognize interest and penalty expense associated with our liability for unrecognized tax benefits as a component of income tax expense in our Income Statements. In addition to the $0.7 million, $1.1 million, and $1.9 million of liability for unrecognized tax benefits as of December 31, 2025, 2024, and 2023, we had $1.7 million, $1.3 million, and $0.9 million, respectively, of income tax-related accrued interest, net of any federal benefit of deduction. If recognized, the $0.7 million of unrecognized tax benefits as of December 31, 2025, would favorably impact our effective tax rate in future periods.

We file income tax returns in the U.S. Federal jurisdiction, various U.S. state and local jurisdictions, and many foreign jurisdictions. The U.S., U.K., India, and Australia are the primary taxing jurisdictions in which we operate. The years open for audit vary depending on the taxing jurisdiction. During the fourth quarter of 2025, the Company was notified by the Internal Revenue Service that its 2023 federal income tax return had been selected for audit. The audit is in its initial stages, and no adjustments have been proposed.

11. Employee Retirement Benefit Plans

We sponsor a defined contribution plan covering substantially all of our U.S.-based employees. Eligible participants may defer up to 100% of their eligible pay, subject to certain limitations, as pre-tax, Roth, or traditional after-tax contributions. We make certain matching, and at our discretion, non-elective employer contributions to the plan. All contributions are subject to certain IRS limits. The expense related to these contributions for 2025, 2024, and 2023 was $11.9 million, $12.9 million, and $12.8 million, respectively. We also have defined contribution-type plans for certain of our non-U.S.-based employees. The total contributions made to these plans in 2025, 2024, and 2023 were $9.6 million, $9.5 million, and $7.7 million, respectively.

12. Commitments, Guarantees and Contingencies

Service Agreements. During 2025, we extended our agreement with Ensono, Inc. (“Ensono”) to provide us with outsourced computing services through December 31, 2032. We outsource the computer processing and related services required for the operation of our SaaS platforms. Our proprietary software and other software applications are run in an outsourced data center environment in order to obtain the necessary computer processing capacity and other computer support services without us having to make the substantial capital and infrastructure investments that would be necessary for us to provide these services internally. Our customers are connected to the outsourced data center environment through a combination of private and commercially provided networks. Our SaaS platforms are generally considered to be mission critical customer management systems by our customers. As a result, we are highly dependent upon Ensono for system availability, security, and response time.

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of December 31, 2025, we had $1.8 million of restricted assets used to collateralize these guarantees, which are included in other non-current assets in our Balance Sheet.

We have performance guarantees in the form of surety bonds and a standby letter of credit, along with money transmitter bonds, issued through third-parties that are not required to be in our Balance Sheets. As of December 31, 2025, we had performance guarantees of $3.9 million, which includes $0.2 million in a standby letter of credit. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of December 31, 2025, we had total aggregate money transmitter bonds of $25.4 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of December 31, 2025, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our nonperformance for any past or current arrangements with our customers.

Sales and Use Tax. In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. We continually assess our sales and use tax exposure and as of December 31, 2025, we believe that we have adequate reserves to cover any taxes owed and related penalties and interest. While we believe that the assumptions and estimates used to determine these liabilities are reasonable, the ultimate outcome of these matters cannot be certain, and we will adjust these estimated liabilities as new information becomes available.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending actions or claims against any officer or member of our Board. As a result, we have not recorded any liabilities related to such indemnifications as of December 31, 2025. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time-to-time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

13. Stockholders’ Equity

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). Upon the announcement of the Merger Agreement, we have ceased any further repurchases.

During 2025, we repurchased approximately 788,000 shares of our common stock for $49.7 million (weighted–average price of $63.17 per share) under a SEC Rule 10b5-1 Plan. During 2024, we repurchased approximately 1,185,000 shares of our common stock for $57.8 million (weighted-average price of $48.79 per share) under a SEC Rule 10b5-1 Plan. During 2023, we repurchased approximately 508,000 shares of our common stock for $27.0 million (weighted-average price of $53.15 per share) under a SEC Rule 10b5-1 Plan, and approximately 1,680,000 shares of our common stock for $90.1 million (weighted-average price of $53.62 per share) concurrent with the pricing of the offering of the 2023 Convertible Notes. The excise tax imposed on share repurchases, which is included as a cost of treasury stock, is not reflected in these amounts.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during 2025, 2024, and 2023, we repurchased and then cancelled approximately 470,000 shares, 177,000 shares, and 182,000 shares for $33.1 million, $9.4 million, and $10.2 million, respectively, of common stock from our employees in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans. The increase in 2025 is primarily due to the accelerated stock vesting per the terms of the Merger Agreement (see Notes 2 and 14).

Cash Dividends. During 2025, 2024, and 2023 our Board approved total cash dividends of $1.28 per share, $1.20 per share, and $1.12 per share of common stock, totaling $36.9 million, $34.8 million, and $34.3 million, respectively. As of December 31, 2025 and 2024, we had $9.3 million and $9.5 million, respectively, of dividends accrued, which are included in other current liabilities in our Balance Sheets, and we had $0.5 million and $0.8 million, respectively, of dividends accrued, which are included in other non-current liabilities in our Balance Sheets.

14. Equity Compensation Plans

Stock Incentive Plan. Our stockholders have approved the issuance of up to 27.9 million shares under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). Shares reserved under the 2005 Plan can be granted to officers and other key employees of our Company and its subsidiaries and to non-employee directors of our Company in the form of stock options, stock appreciation rights, performance unit awards, restricted stock awards, or stock bonus awards. Shares granted in the form of a performance unit award, restricted stock award, or stock bonus award are counted toward the aggregate number of shares of common stock available for issuance under the 2005 Plan as two shares for every one share granted or issued in payment of such award. As of December 31, 2025, 3.0 million shares were available for issuance, with 2.6 million shares available for grant.

Restricted Stock. We generally issue new shares (versus treasury shares) to fulfill restricted stock award grants. Restricted stock awards are granted at no cost to the recipient.

Per the terms of the Merger Agreement (see Note 2), the vesting of certain restricted stock awards were accelerated and vested in December 2025. This resulted in approximately 582,000 shares vesting in December 2025 that were originally scheduled to vest at a later period.

Time-Based Awards

We issue restricted stock awards that vest annually over a period of time (generally over three years) with no restrictions other than the passage of time (i.e., the shares are released upon calendar vesting with no further restrictions) (“Time-Based Awards”). Unvested Time-Based Awards are typically forfeited and cancelled upon termination of employment with our Company. Certain Time-Based Awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death. The fair value of the Time-Based Awards (determined by using the closing market price of our common stock on the grant date) is charged to expense on a straight-line basis over the requisite service period for the entire award.

A summary of our unvested Time-Based Awards activity during 2025 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning	886	$51.44
Awards granted	445	62.03
Awards forfeited/cancelled	(68)	54.49
Awards vested	(684)	52.91
Unvested awards, ending	579	$57.50

In January of 2026, we also granted restricted stock awards to members of management in the form of time-based awards of approximately 171,000 restricted common stock shares, which vest in the first quarter of 2027 with no restrictions other than the passage of time. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death.

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

A summary of our unvested Performance-Based Awards activity during 2025 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning	280	$52.81
Awards granted	203	62.13
Awards forfeited/cancelled	(8)	55.05
Awards vested	(378)	54.51
Unvested awards, ending	97	$62.20

Market-Based Awards

We also issue restricted stock awards to key members of management which vest upon the achievement of specified Company market valuations and conditions ("Market-Based Awards"). The majority of our outstanding Market-Based Awards vest upon meeting a relative total shareholder return performance achievement tier over a three-year measurement period. Additionally, during 2024, we issued an award of approximately 74,000 shares to our President and CEO, which vests contingent upon the achievement of predetermined share price thresholds over a five-year period, subject to time-based service vesting conditions. Certain Market-Based Awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment or a change in control (as defined) and the subsequent involuntary termination of employment. The fair value of the Market-Based Awards (determined using a Monte Carlo valuation method) is charged to expense on a straight-line basis over the performance period or the estimated service period, if applicable.

A summary of our unvested Market-Based Awards activity during 2025 is as follows (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Unvested awards, beginning	190	$50.17
Awards granted	115	51.79
Awards forfeited/cancelled	(3)	56.13
Awards vested	(172)	57.31
Unvested awards, ending	130	$44.49

The weighted-average grant date fair value per share of restricted stock shares granted during 2025, 2024, and 2023 was $61.20, $49.94, and $52.09, respectively. The total market value of restricted stock shares vesting during 2025, 2024, and 2023 was $86.1 million, $26.6 million, and $28.0 million, respectively, with the increase in 2025 related to the accelerated vestings discussed above.

1996 Employee Stock Purchase Plan. As of December 31, 2025, we have an employee stock purchase plan whereby 2.9 million shares of our common stock have been reserved for sale to our U.S. employees through payroll deductions. The price for shares purchased under the plan is 85% of the market value on the last day of the purchase period. Purchases are made at the end of each month. During 2025, 2024, and 2023, 45,543 shares, 74,615 shares, and 73,982 shares, respectively, were purchased under the plan for $2.5 million ($49.97 to $66.53 per share), $3.1 million ($34.99 to $46.59 per share), and $3.3 million ($39.83 to $50.72 per share), respectively. As of December 31, 2025, 1.0 million shares remain eligible for purchase under the plan. Effective November 1, 2025 and as a result of the Merger announcement, we ceased stock purchases through the employee stock purchase plan.

Stock-Based Compensation. We recorded stock-based compensation of $45.3 million, $33.6 million, and $29.0 million, respectively, for 2025, 2024, and 2023, with the increase in 2025 due to approximately $11 million of expense related to the accelerated vestings discussed above. As of December 31, 2025, there was $33.8 million of total compensation cost related to unvested awards not yet recognized. This amount, excluding the impact of forfeitures, is expected to be recognized over a weighted-average period of 2.1 years.

We recorded a deferred income tax benefit related to stock-based compensation during 2025, 2024, and 2023, of $10.1 million, $6.9 million, and $6.0 million, respectively. The actual income tax benefit realized for the tax deductions from the vesting of restricted stock for 2025, 2024, and 2023, totaled $9.9 million, $5.3 million, and $4.8 million, respectively.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. KPMG LLP’s report is located immediately following Management’s Report on Internal Control over Financial Reporting at the front of Part II, Item 8 of this report.

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(b) Rule 10b5-1 Trading Plans

During the fourth quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after December 31, 2025, and incorporated herein by reference, or will be provided in an amendment filed on Form 10-K/A with the SEC no later than 120 days after December 31, 2025. Information regarding our executive officers will be omitted from such proxy statement and is furnished in a separate item captioned ‘‘Information about our Executive Officers’’ included at the end of Part I of this Form 10-K.

Item 11. Executive Compensation

The information required by this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after December 31, 2025, and incorporated herein by reference, or will be provided in an amendment filed on Form 10-K/A with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after December 31, 2025, and incorporated herein by reference, or will be provided in an amendment filed on Form 10-K/A with the SEC no later than 120 days after December 31, 2025..

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after December 31, 2025, and incorporated herein by reference, or will be provided in an amendment filed on Form 10-K/A with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after December 31, 2025, and incorporated herein by reference, or will be provided in an amendment filed on Form 10-K/A with the SEC no later than 120 days after December 31, 2025.

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

2.01** (49)

Agreement and Plan of Merger, dated as of October 29, 2025, by and among CSG Systems International, Inc., NEC Corporation and Canvas Transaction Company, Inc., filed as Exhibit 2.1 to the 8-K dated October 29, 2025

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

4.10 (47)

$600 Million Credit Agreement Dated As Of March 14, 2025, Among CSG Systems International, Inc., As Borrower, The Subsidiary Guarantors Party Hereto, Royal Bank Of Canada, As Administrative Agent, Collateral Agent, Swingline Lender And An Issuing Bank, Citizens Bank, N.A. And PNC Bank, National Association, As Co-Documentation Agents, The Lenders Party Hereto, And The Other Issuing Banks Party Hereto Royal Bank Of Canada, Wells Fargo Securities, LLC, HSBC Bank USA, N.A. And U.S. Bank National Association As Joint Lead Arrangers And Joint Bookrunner

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

4.60A (34)	First Amendment to Amended and Restated Credit Agreement

4.60B (39)	Second Amendment to Amended and Restated Credit Agreement, dated September 5, 2023

4.90 (17)	Description of Capital Stock

10.02 (29)+	Third Amended and Restated 1996 Employee Stock Purchase Plan, as adopted on May 18, 2022

10.04 (36)+	CSG Systems International, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended on May 17, 2023

10.05 (8)+	CSG Systems International, Inc. Performance Bonus Program, as amended on August 14, 2007

10.06 (5)+	CSG Systems International, Inc. 2001 Stock Incentive Plan, as amended August 14, 2007

10.15 (6)+	Form of Indemnification Agreement between CSG Systems International, Inc. and Directors and Executive Officers

10.16 (4)+	Indemnification Agreement between CSG Systems International, Inc. and Mr. Ronald Cooper, dated November 16, 2006

10.25** (37)	Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26* (9)	Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26A* (9)	Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26B* (9)	Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26C* (9)	Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26D (10)	First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26E* (10)	Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26F* (10)	Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26G* (10)	Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26H* (10)	Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26I (10)	Tenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26J* (11)	Eleventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26K* (12)	Thirteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26L* (12)	Fifteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26M* (12)	Seventeenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26N* (12)	Eighteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26O* (13)	Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26P* (13)	Twelfth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Q* (13)	Fourteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26R* (13)	Nineteenth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26S* (14)	Twentieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26T* (15)	Twenty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26U* (15)	Twenty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26V* (15)	Twenty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26W* (15)	Twenty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26X* (15)	Twenty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Y* (15)	Twenty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26Z* (16)	Twenty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AA* (16)	Thirty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AB* (16)	Thirty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AC* (16)	Thirty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AD* (16)	Thirty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AE* (17)	Thirty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AF* (18)	Thirty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AG* (18)	Thirty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AH* (19)	Twenty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AI* (19)	Thirty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AJ* (19)	Fortieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AK* (21)	Forty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AL* (21)	Forty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AM* (22)	Forty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AN* (22)	Forty-Sixth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AO* (22)	Forty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AP* (23)	Forty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AQ* (23)	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AR* (23)	Forty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AS* (24)	Fifty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AT* (24)	Fifty-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AU* (24)	Fifty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AV* (25)	Fifty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AW* (27)	Fifty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AX* (27)	Fifty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AY* (27)	Fifty-Ninth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26AZ* (28)	Sixty-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BA* (28)	Sixty-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BB* (30)	Sixty-Fifth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BC* (32)	Sixty-Fourth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BD* (32)	Sixty-Seventh Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BE* (33)	Sixty-Eighth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BF* (33)	Seventieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BG* (33)	Seventy-First Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BH* (33)	Seventy-Second Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BI* (33)	Seventy-Third Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.26BJ* (35)	Sixtieth Amendment to Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.27* (17)	CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27A* (17)	CD Addendum to CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27B* (18)	First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27C* (22)	Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27D* (23)	Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27E* (24)	Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27F* (24)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27G* (24)	Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27H* (24)	Eighth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27I* (25)	Seventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27J* (25)	Ninth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27K* (27)	Tenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27L* (27)	Eleventh Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27M* (27)	Twelfth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27N* (27)	Thirteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27O* (28)	Fourteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27P* (28)	Fifteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27Q* (28)	Sixteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27R* (28)	Seventeenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27S* (28)	Eighteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27T* (28)	Nineteenth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27U* (37)	Twentieth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27V* (37)	Twenty-First Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27W* (37)	Twenty-Second Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27X* (41)	Twenty-Third Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27Y* (43)	Encompass Addendum to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27Z* (44)	First Amendment to Encompass Addendum to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27AA* (46)	Twenty-Fourth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27AB* (48)	Twenty-Fifth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.27AC* (50)	Twenty-Sixth Amendment to the CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Comcast Cable Communications Management, LLC

10.28A* (40)	Second Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28B* (40)	Third Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28C* (41)	Fourth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28D* (42)	Fifth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28E* (42)	Sixth Amendment to the Amended and Restated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28F* (43)	Seventh Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28G* (46)	Ninth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28H* (47)	Eighth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28I* (47)	Tenth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28J* (50)	Eleventh Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28K* (50)	Twelfth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28L*	Fourteenth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.28M*	Fifteenth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC

10.39 (13)+	CSG Systems, Inc. Wealth Accumulation Plan, as restated and amended effective December 6, 2017

10.39A (13)+	Adoption Agreement to CSG Systems, Inc. Wealth Accumulation Plan, executed September 13, 2018

10.40 (38)	Form of Capped Call Confirmations

10.50 (3)+	CSG Systems International, Inc. 2001 Stock Incentive Plan

10.55 (20)+	Employment Agreement with Brian A. Shepherd, dated August 26, 2020

10.56 (24)+	Employment Agreement with Elizabeth A. Bauer, dated May 20, 2021

10.57 (26)+	Employment Offer Letter with Hai Tran, dated November 16, 2021

10.60 (35)+	CSG Systems International, Inc. Executive Severance Plan

10.61 (35)+	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Brian A. Shepherd, dated March 28, 2023

10.63 (35)+	CSG Systems International, Inc. Executive Severance Plan Participation Agreement with Elizabeth A. Bauer, dated March 28, 2023

10.80 (45)+	Performance-Based Restricted Stock Award Agreement with Brian A. Shepherd, dated December 10, 2024

10.81 (28)+	Forms of Agreement for Equity Compensation

10.84 (28)+	Forms of Agreement for Equity Compensation

10.85 (42)+	Forms of Agreement for Equity Compensation

19.01 (46)	CSG Systems International, Inc. Insider Trading Policy

21.01	Subsidiaries of the Registrant

23.01	Consent of KPMG LLP

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.00 (41)	Clawback Policy of CSG Systems International, Inc., as adopted on November 14, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(46)
Incorporated by reference to the exhibit of the same number to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.
(47)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.
(48)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2025.
(49)
Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K for the event dated October 29, 2025.
(50)
Incorporated by reference to the exhibit of the same number to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2025.

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

Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ MARWAN H. FAWAZ	Chair of the Board of Directors	February 19, 2026
Marwan H. Fawaz

/s/ BRIAN A. SHEPHERD	Director, President and Chief Executive Officer	February 19, 2026
Brian A. Shepherd	(Principal Executive Officer)

/s/ HAI TRAN	Chief Financial Officer	February 19, 2026
Hai Tran	(Principal Financial Officer)

/s/ LORI J. SZWANEK	Chief Accounting Officer	February 19, 2026
Lori J. Szwanek	(Principal Accounting Officer)

/s/ RACHEL A. BARGER	Director	February 19, 2026
Rachel A. Barger

/s/ DAVID G. BARNES	Director	February 19, 2026
David G. Barnes

/s/ GREGORY A. CONLEY	Director	February 19, 2026
Gregory A. Conley

/s/ SAMANTHA GREENBERG	Director	February 19, 2026
Samantha Greenberg

/s/ RAJAN NAIK	Director	February 19, 2026
Rajan Naik

/s/ HAIYAN SONG	Director	February 19, 2026
Haiyan Song

/s/ SILVIO TAVARES	Director	February 19, 2026
Silvio Tavares

/s/ TSE LI YANG	Director	February 19, 2026
Tse Li Yang