Form 10-K/A
period 2025-12-31
CSG SYSTEMS INTERNATIONAL INC
filed 2026-04-30
CIK 1005757

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
of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and
non-voting
common equity held by nonaffiliates of the reg
istra
nt, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025, was $1,301,993,383.
The number of shares of registrant’s Common Stock outstanding as of
April 27, 2026 was
28,509,904.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K
(“Amendment No. 1”) amends the Annual Report of CSG Systems International, Inc. (“CSG”, the “Company” or forms of the pronoun “we”) on Form
10-K
for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “Original Filing”).
We are filing this Amendment No. 1 to amend and restate in their entirety Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) of Form
10-K
that were previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K
because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing.
In addition, Item 15 of Part IV has been amended solely to include new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment No. 1 as Exhibits 31.01 and 31.02 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, we are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
Except as described above, no other changes have been made to the Original Filing. Other than the information specifically amended and restated herein, we have not updated the information contained herein for events occurring subsequent to the filing date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

TABLE OF CONTENTS

Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

Information regarding our executive officers is furnished in a separate item captioned “Information about our Executive Officers” included in Part I in the Original Filing.

Directors

The following sets forth information concerning the directors serving on the Board of Directors (the “Board”) of CSG as of the date of this Amendment No. 1.

Class II Directors

RACHEL BARGER

Age 48 Director since: August 2022 Member of SSG Committee (Chair)	Ms. Barger is currently serving as President of Go To Market at UKG, a human capital management firm, a position she assumed in May 2024. Ms. Barger is also serving as a Non-Executive Director on the board of Nuix, a software development company (since March 2026). Previously, she served as Senior Vice President, Americas Sales (May 2022-May 2024) and Senior Vice President, Global Enterprise Sales (October 2020-May 2022) at global technology developer, Cisco Systems, Inc., and as President and Managing Director Southeast Asia (January 2020-October 2020), Chief Operating Officer Asia Pacific Japan (April 2018-January 2020), and Regional Vice President of Sales (2016-2018) at SAP, an enterprise application and business AI company. She was General Manager, EMEA Region and Vice President of Global Strategic Accounts at Lithium Technologies (2014-2016) and held various senior positions at SAP Ariba (2004-2013). Ms. Barger earned an MBA from the Australian Graduate School of Management (UNSW) and a BS in Chemical Engineering from the University of Delaware. She is a Global Sponsor for UKG’s FireUP (Women in Business) and PRIDE Employee Resource Organizations.
SKILLS & QUALIFICATIONS:
• Industry & Innovation: Over 20 years of experience in technology, mining, oil & gas, communications, manufacturing, and retail.

•

Experience: Global general management experience in sales, marketing, brand, ecosystem, channel and partner management, customer success and adoption, software implementation, and business consulting. Experience in enterprise resource planning, digital customer engagement, enterprise networking, cybersecurity, and collaboration technologies.

DAVID BARNES

Age 64 Director since: February 2014 Member of Audit Committee (Chair)	Mr. Barnes retired from Trimble Inc., a technology provider supporting the construction and transportation industries, in January 2025, where he served as Chief Financial Officer from January 2020 through August 2024, and Chief Financial Officer Emeritus from August 2024 through January 2025. Previously, he served as Executive Vice President, Global Operations at Stantec Inc., a publicly traded global provider of engineering, consulting, and construction services (2016-2018), Executive Vice President and Chief Financial Officer at MWH Global Inc., an employee-owned engineering and construction firm acquired by Stantec Inc. (2009-2016), and Executive Vice President at Western Union Financial Services from 2006 to 2008. Additionally, Mr. Barnes was Chief Financial Officer at Radio Shack Corporation (2004-2006) and Vice President, Treasurer, and U.S. Chief Financial Officer at Coors Brewing Company from 1999 to 2004. Mr. Barnes holds an MBA from the University of Chicago and a BA from Yale University.
SKILLS & QUALIFICATIONS:
• Industry & Innovation: Global and domestic experience in both emerging and mature markets, specifically construction, engineering, and finance.

•

Experience: Significant experience in strategic planning, business development, finance, and public company governance. Extensive experience in driving shareholder value in a variety of complex international businesses.

RAJAN NAIK

Age 54 Director since: August 2018 Member of SSG Committee Other public boards Evolv Technologies (since November 2023)	Dr. Naik is currently serving as Chief Strategy Officer at Motorola Solutions, Inc., a technology company, a position he has held since March 2016, and as a board member at Evolv Technology, a security technology company (Nasdaq: EVLV), having been appointed in November 2023. Prior to joining Motorola Solutions, Dr. Naik held the role of Senior Vice President, Chief Strategy Officer at Advanced Micro Devices, a provider of high-performance computing, graphics, and visualization technologies from 2012-2015. From 2000 to 2012, Dr. Naik was a Partner at McKinsey & Company in the technology/media/telecom practice. Dr. Naik holds a BS in Engineering from Cornell University and a PhD in Engineering from the Massachusetts Institute of Technology.
SKILLS & QUALIFICATIONS:
• Industry & Innovation: Broad experience in technology, from semiconductors to enterprise software and hardware.

•

Experience: Extensive corporate strategy experience in mergers and acquisitions (40+ acquisitions) and corporate venture capital at Fortune 500 enterprises. Led multiple enterprise transformations in sales effectiveness, supply chain and product development.

HAIYAN SONG

Age 60 Director since: January 2020 Member of Compensation, Cybersecurity, and SSG Committees	Ms. Song is currently a board member at Kodiak Solutions (since April 2025). Previously, she was an Executive Vice President and General Manager at CloudOps Business at NetApp, a global, intelligent data infrastructure company (April 2023-June 2025). Prior to that, she served as Executive Vice President and General Manager, Security & Distributed Cloud at F5 Networks, a multi-cloud application services and security company (January 2021-March 2023) and as Senior Vice President and General Manager of Security Markets at Splunk, Inc., a leading software provider of operational intelligence for IT and cybersecurity (February 2014-December 2020). She held engineering and general manager roles within Hewlett Packard’s ArcSight Business Unit from 2010 to 2014. Ms. Song was Vice President of Engineering & Product at ArcSight for five years and joined Hewlett Packard when it acquired ArcSight in 2010. Ms. Song holds an MS and a BS in Computer Science from Florida Atlantic University. She also studied at Tsinghua University in China and completed the Stanford University Graduate School of Business Executive Program in General Management in 2012.
SKILLS & QUALIFICATIONS:
• Industry & Innovation: Nearly 30 years of experience in enterprise software, SaaS, Cloud operations, data infrastructure and cybersecurity.

•

Experience: Has incubated, grown, and secured market share leadership for new businesses, including building the security business at Splunk, Inc. and scaling annual revenue to over $1 billion. Experience driving M&A strategy and integration, including portfolio transformation involving divestures. Named one of the Most Powerful Women in Tech by National Diversity Council (2016).

Class III Directors

BRIAN SHEPHERD

Age 58 Director since: January 2021	Mr. Shepherd was appointed President, CEO, and Board Member at CSG in January 2021. Prior to his role as Chief Executive Officer, Mr. Shepherd served as Executive Vice President and Group President (July 2017-January 2021), where he focused on accelerating the growth and strategic development of the company, and Executive Vice President and President of Global Broadband, Cable and Satellite at CSG (2016-2017). Prior to joining CSG, Mr. Shepherd held executive roles at TeleTech, Amdocs, DST Innovis, and McKinsey & Company. Mr. Shepherd received an MBA from Harvard Business School and graduated from Wabash College with a BA in Economics.
SKILLS & QUALIFICATIONS:
• Industry & Innovation: Over 30 years of global business experience specializing in enterprise SaaS and cloud-based technology.

•

Experience: Executive management experience leading profit & loss, sales, go-to-market, services, strategy, corporate development, and marketing. Successfully led the acquisition and integration of over two dozen software, payments, analytics, and consulting companies.

SILVIO TAVARES

Age 54 Director since: May 2020 Member of Audit and Compensation (Chair) Committees	Mr. Tavares is the President and CEO at VantageScore, a leading credit scoring and analytics company, a position he has held since October 2021. Mr. Tavares is also Chairman of the Board of Directors at Digital Commerce Alliance Trade Association (since September 2021). He previously served as an independent board member at Federal Home Loan Bank of San Francisco (January 2024-January 2026), and as a board member of CPI Card Group (2016-2018). Mr. Tavares has served in a number of senior executive roles in the financial services and financial technology industries, having previously served as President and Chief Executive Officer of the Digital Commerce Alliance Trade Association (August 2013-September 2021), Senior Vice President and Global Head of the Information Products Business Unit at Visa, Inc. (2012-2013) and Senior Vice President and the Head of the Global Information and Analytics Business Unit at First Data Corporation (now part of Fiserv) (2006-2012). Mr. Tavares holds a JD from Boston University School of Law, an MBA from Boston College Carroll School of Management, and a BA in Electrical and Computer Engineering from Tufts University.
SKILLS & QUALIFICATIONS:
	• Industry & Innovation: Over 15 years in the payments industry. Has authored over 15 issued or pending patents in payments, digital commerce, and analytics.	• Experience: Executive management and Board member experience at several multi-billion-dollar public companies. Strong financial expertise. Capital markets attorney and investment banker.

TSE LI “LILY” YANG

Age 53 Director since: February 2021 Member of Audit and Compensation Committees	Ms. Yang is currently an Advisor at Strava, Inc, an online software platform catering to athletes, where she previously served as Chief Financial Officer (November 2021 – July 2025). She is also a board member and Audit Committee Chair at Xponential Fitness (since June 2025). Previously, Ms. Yang was the Chief Accounting Officer at Pinterest, Inc., a visual inspiration online platform (July 2017-November 2021), where she was instrumental in taking the company from late stage private to public in 2019. She served as Vice President of Finance and Accounting at Mediviation (2015-2017), where she was tasked with driving strategic growth and expansion before the company was acquired by Pfizer. Ms. Yang worked at Gilead Sciences (2003-2015), finishing her tenure as Vice President and Corporate Controller. Ms. Yang holds a BS in Accounting and Managerial Information Systems from Boston University and is a Certified Public Accountant (inactive).
SKILLS & QUALIFICATIONS:
• Industry & Innovation: Nearly 30 years of experience in diverse organizations across the technology, healthcare, and other high growth industries.

•

Experience: Strong financial and accounting expertise with leadership experience in regulatory compliance, investment management, mergers and acquisitions, credit, business risk, strategic finance, corporate development, and data science and analytics.

Class I Directors

GREGORY CONLEY

Age 71 Director since: October 2021 Member of Compensation and Cybersecurity Committees Other public boards TTEC Holdings (since April 2012)	Mr. Conley has served as a board member at TTEC Holdings, a global customer experience technology company (Nasdaq: TTEC), since May 2012, where he is the Chair of the Audit Committee, a member of the Compensation Committee, and member of the Security and Technology Committee. Previously, Mr. Conley served as a board member at Travelport (May 2019-January 2024). He has served as Chief Executive Officer for many companies, including Aha! Software, Odyssey Group, Verio, and Tanning Technology, where he was also a board member. Prior to these roles, Mr. Conley was the Global General Manager of e-markets and Global General Manager of Travel and Transportation Industries at IBM (1995-2001), General Counsel and Chief Executive Officer at Galileo International (1989-1995), and an attorney at the law firm of Covington & Burling (1984-1989). Mr. Conley holds a JD from Georgetown University and a BS in Electrical Engineering from Purdue University.
SKILLS & QUALIFICATIONS:
	• Industry & Innovation: Over 30 years of experience in technology, software, travel and transportation.	• Experience: Significant experience as Chief Executive Officer, General Counsel and board member. Strong financial expertise.

MARWAN FAWAZ

Age 63 Director since: March 2016 Chair of the Board since: May 2025 Member of SSG and Cybersecurity Committees Other public boards NRG Energy (since November 2023)	Mr. Fawaz is a board member at NRG Energy, a Fortune 500 energy company (NYSE: NRG), having been appointed in November 2023. He also serves as a board member at Ubicquia Inc., an artificial intelligence insights company, where he was appointed in December 2022. He was previously an Executive Advisor at global technology giants Google and Alphabet Inc. (September 2019-June 2022), and Chief Executive Officer at Nest Labs Inc., a home automation company (June 2016-August 2019). Additionally, Mr. Fawaz was Executive Vice President and Chief Executive Officer at Google/Motorola Home (2012-2013), Executive Vice President of Strategy and Operations and Chief Technology Officer at Charter Communications (2006-2011), and Senior Vice President and Chief Technology Officer at Adelphia Communications (2003-2006). Previously, he served as a board member of Synacor, Inc. (March 2012-January 2021), and in executive leadership roles within the telecommunications industry, such as Vice President Engineering and Operations at MediaOne and as Founder and Principal of Sarepta Advisors. He holds an MS in Electrical and Communication Engineering and a BS in Electrical Engineering from California State University at Long Beach.
SKILLS & QUALIFICATIONS:

•

Industry & Innovation: More than 30 years of experience in media, cable, telecommunications, and broadband. Comprehensive understanding of the business practices and technology used by CSG’s largest customers.

•

Experience: Served in multiple senior executive roles, with an emphasis on strategy, operations, and technology. Significant experience serving as a director of another public company and as an advisory board member to several large, global companies.

SAMANTHA GREENBERG

Age 50 Director since: May 2024 Member of Audit Committee	Ms. Greenberg is currently serving as the Chief Financial Officer at AlphaSense, a market intelligence and search platform powered by AI, a position she assumed in April 2026. She also serves on the AI & Analytics Advisory Board of the Wharton School. Prior to joining AlphaSense, Ms. Greenberg served as the Chief Financial Officer at ID.me, Inc., a digital identity innovator (April 2023-April 2026), where she also served on the Risk Council. Prior to joining ID.me, she served as Chief Financial Officer of the technology-enabled hospitality company Mint House (December 2021-April 2023) and has held leadership roles at financial institutions including Citadel (February 2019-December 2021), Margate Capital Management (2016-2019) and Paulson & Co. (2009-2016). Ms. Greenberg is a former M&A investment banker and investor at Goldman Sachs (2007-2009), and private equity investor at Francisco Partners (1999-2001). Ms. Greenberg received her MBA from Stanford University’s Graduate School of Business, and graduated Summa Cum Laude from the Wharton School at the University of Pennsylvania with a B.S. in Economics and dual concentration in Finance and Strategic Management. She has been named to Stanford University Graduate School of Business’ “Top 100 Alumni in Investing & Finance,“ DCA Live’s “2023 Tech CFO Stars,” Ernst & Young’s “50 Leading Women in Hedge Funds,“ and Institutional Investor’s “Hedge Fund Rising Stars.”
SKILLS & QUALIFICATIONS:
• Industry & Innovation: More than 25 years of experience in technology, enterprise software and SaaS, cybersecurity, media, cable and telecommunications.

•

Experience: Strong experience in finance, capital markets, accounting, strategic planning, M&A transactions, debt and equity financings, data analytics, and regulatory compliance. Extensive experience driving shareholder value in public and private markets.

Code of Conduct and Business Ethics

We have adopted a written Code of Conduct and Business Ethics (the “Code of Conduct”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Conduct is maintained on our website. We will disclose on our website any amendments to our Code of Conduct and any waiver of a provision of our Code of Conduct that is required to be disclosed under applicable SEC rules.

Information contained on, or accessible through, our website or any other website is not part of, nor incorporated by reference in, this Amendment No. 1.

Board Committees

The charters for the Audit Committee, the Compensation Committee, and the SSG Committee are available on our website at ir.csgi.com/governance/documents-and-charters. All of the members of the Board’s committees are independent.

BOARD COMMITTEES

Director	Audit Committee	Compensation Committee	Cybersecurity Committee	SSG Committee

Rachel Barger				C

David Barnes	C

Gregory Conley

Marwan Fawaz

Samantha Greenberg

Rajan Naik

Brian Shepherd

Haiyan Song

Silvio Tavares		C

Tse Li “Lily” Yang

C Chair	Member	Audit Committee Financial Expert

Audit Committee

The Audit Committee’s primary purposes are to oversee our accounting and financial reporting processes, the audits of our financial statements, and our risk and compliance management programs (excluding management of cybersecurity risk, which rests with the Cybersecurity Committee and the Board). All members of the Audit Committee satisfy all Nasdaq and SEC requirements applicable to audit committee members, and all members of the Audit Committee are “independent” as defined by the SEC and Nasdaq rules and regulations. The Board has determined that Mr. Barnes, Mr. Tavares, Ms. Yang, and Ms. Greenberg are “audit committee financial experts” as defined by applicable SEC rules.

Compensation Committee

The Compensation Committee’s primary purposes are to review and recommend management compensation and benefit policies, and to evaluate the performance and recommend the compensation of our executive officers. In addition, the Compensation Committee has independent authority to administer and grant equity awards (under our equity plans) and annual performance bonuses for executive officers, other than the CEO. The Compensation Committee is also responsible for ongoing risk oversight and risk evaluation of our compensation policies and practices for employees generally. The Compensation Committee may delegate any of its responsibilities to a subcommittee or the Chair of the Compensation Committee. The Compensation Committee may also delegate to one or more of our officers the authority to grant awards to non-executive officers and employees under our equity compensation plans. Since 2022, the Compensation Committee has delegated to the CEO the authority to grant equity awards to non-executive officers and other employees.

All members of the Compensation Committee satisfy all Nasdaq and SEC requirements applicable to compensation committee members, and all members of the Compensation Committee are “independent” as defined by the SEC and Nasdaq rules and regulations.

Sustainability, Social Responsibility, and Governance Committee

The SSG Committee is the Company’s nominating committee. Its primary purposes are to identify individuals qualified to become Board members, recommend to the Board nominees for election as directors, recommend directors for appointment to Board committees, evaluate the Board’s performance in conjunction with the formal and structured annual Board evaluation process, review and recommend the compensation of our directors, including awarding of equity to our non-employee directors, review CEO succession planning, oversee and support company commitments to Environmental, Social, and Governance (“ESG”) and other public policy initiatives as they pertain to business objectives and long-term strategy, and develop and recommend for Board approval our Corporate Governance Guidelines and Code of Ethics and Business Conduct.

All members of the SSG Committee are “independent” as defined by the SEC and Nasdaq rules and regulations.

Cybersecurity Committee

The Cybersecurity Committee convenes on an ad hoc basis to address critical or emerging cybersecurity concerns and to ensure alignment in the Company’s approach to these issues. The Cybersecurity Committee’s primary purpose is to provide oversight, guidance, and recommendations to the Board on cybersecurity matters, including data responsibility objectives, strategies, capabilities, initiatives, and risk assessment and mitigation protocols for the Company. The members of this Committee have specific cybersecurity experience. Prior to February 2024, the Board managed cybersecurity matters through the Audit Committee and a Cybersecurity Subcommittee.

All members of the Cybersecurity Committee are “independent” as defined by the SEC and Nasdaq rules and regulations.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of CSG’s securities by our officers, directors, employees, consultants, or contractors who have contact with material nonpublic information, immediate family members of each of the foregoing, as well as the Company itself (“Covered Parties“). Pursuant to our Insider Trading Policy, no Covered Party may engage in any transaction involving CSG’s securities during any period when the Covered Party is aware of material nonpublic information concerning CSG. Our Insider Trading Policy also prohibits Covered Parties from engaging in any transaction involving CSG’s securities except during an Open Trading Window (as defined in the policy). We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws. A copy of our Insider Trading Policy is filed as an exhibit to our Original Filing.

Item 11. Executive Compensation

Compensation Discussion and Analysis

How the Compensation Committee Determines Executive Compensation

The Compensation Committee evaluates and determines the base salary for each of our named executive officers (“NEOs”), other than the CEO, as well as the performance measures and target levels for the annual performance bonus program and performance-based LTI awards for the current year. The Compensation Committee evaluates and recommends to the Board the base salary, performance measures, and target levels for the annual performance bonus program and performance-based LTI awards for the current year for the CEO.

When making compensation decisions and recommendations, the Compensation Committee considers the following key factors:

•	Competitive peer group and market information and guidance provided by the Compensation Committee’s independent executive compensation consultant

•	Our financial and operational performance compared to the performance targets for our incentive plans

•	Progress on key strategic initiatives

•	Individual performance reviews and compensation recommendations provided by the CEO

•	Compensation Committee and Board evaluations, both formal and informal, of the NEOs, including the CEO

For 2025, our NEOs were as follows:

Brian Shepherd President and Chief Executive Officer (“CEO”)	Hai Tran Executive Vice President and Chief Financial Officer (“CFO”)	Elizabeth Bauer Executive Vice President and Chief Experience Officer	Rasmani Bhattacharya Executive Vice President and Chief Legal Officer	Michael Woods Executive Vice President and President of Communications, Media and Technology

Company Overview and Business Strategy

CSG is a leader in innovative customer engagement, revenue management, and payments solutions that make ordinary customer experiences extraordinary. Our cloud-first architecture and customer-obsessed mindset help companies around the world launch new digital services, expand into new markets, and create dynamic experiences that capture new customers and build brand loyalty. For over 40 years, CSG’s technologies and people have helped some of the world’s most recognizable brands solve their toughest business challenges and evolve to meet the demands of today’s digital economy with future-ready solutions that drive exceptional customer experiences. Industry leaders in telecom, broadband cable, media, retail, healthcare, financial services, insurance, government, and other industries leverage the power of our technology to compete and win in the digital age.

Our approximately 5,500-plus employees around the globe have made CSG a trusted technology leader and SaaS platform provider to some of the biggest and most innovative brands around the world.

Our award-winning solutions are built on proven public and private cloud platforms, available out-of-the-box, custom, or through end-to-end managed services. Specifically, our solutions help our customers:

•	Improve customer engagement and reduce churn;

•	Reduce operating expenses and run their businesses more efficiently;

•	Grow revenue by quickly launching new digital services; and

•	Enter new markets to compete and win globally.

Pending Merger with NEC Corporation

As previously disclosed, on October 29, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NEC Corporation, a company incorporated under the laws of Japan (“NEC”) and Canvas Transaction Company, Inc., a Delaware corporation and a direct or indirect wholly owned subsidiary of NEC (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CSG (the “Merger”), with CSG continuing as the surviving corporation as a wholly owned subsidiary of NEC.

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

Our Board unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and, subject to the terms of the Merger Agreement, recommended that our stockholders adopt the Merger Agreement. On January 30, 2026, at a special meeting, our stockholders adopted the Merger Agreement and approved the Merger. The closing of the Merger is expected to occur within the 2026 calendar year, subject to the satisfaction of customary closing conditions and required regulatory approvals. There can be no guarantee that the Merger will be completed or that, if completed, it will be exactly on the same terms as set forth in the Merger Agreement. If the Merger is consummated, CSG will become a privately held company and our common stock will be delisted from the Nasdaq and deregistered under the Exchange Act.

Information about the Merger Agreement and the Merger is set forth in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on December 16, 2025, as supplemented, our Original Filing, and our other filings with the SEC.

Our Overall 2025 Performance

2025 was a strong record-setting year for CSG, proving the health and resilience of our business. We reported profitable operating results and continued to execute upon our strategic initiatives. Key highlights include the following:

•	Generated $1.223 billion in total revenue, an all-time record high revenue milestone for CSG.

•	Increased our profitability, as measured by our non-GAAP operating income margin percentage in 2025.

•	Expanded our leadership position in the North American PayTV and broadband market by continuing to deepen our relationships with these customers and deploy new solutions.

•

Announced a watershed contract renewal with Charter Communications, extending our agreement through September 2031 and expanding a 25+ year relationship to continue to provide mission-critical support for Charter’s Triple-Play broadband subscribers and other areas of Charter’s business.

•	Announced new logo wins and extensions in 2025 with big global brands, including Orange Business, Liberty Latin America and Freedom Mobile.

•

Continued our industry diversification efforts by increasing revenue from verticals outside the Communications Service Provider industry to approximately 31% of our revenue, up from approximately 30% in 2024.

•

Drove innovation and technology leadership with $162 million of research and development investments to enable a growing list of companies around the world to provide a more personalized customer experience and monetize new digital products and services.

•

Returned $120 million to shareholders through a combination of $37 million of declared dividends and $83 million in common stock repurchases. We also increased our 2025 dividend by 7% from the prior year, representing our 12th consecutive year of increasing our dividend payout.

2025 Executive Compensation Highlights

Highlights of our 2025 Executive Compensation Program include:

•

Market-Aligned, Performance-Driven Compensation Programs. As in prior years, our executive compensation program was designed to compensate our NEOs in a manner that aligned with market practice and shareholder interests, and consisted of three primary components: base salary, cash annual bonus, and long-term equity incentives. Our annual bonus was based on objective and quantifiable revenue less transaction fees and non-GAAP operating margin goals, and our long-term incentives consisted of a majority of performance-based awards on multi-year revenue and non-GAAP EPS goals as well as relative total shareholder return (“rTSR“) compared to the Russell 2000.

•

Say-on-Pay Support. Our 2025 Say-on-Pay proposal was approved by 78.8% of shareholders. Shareholder engagement is a key value and a significant factor in determining our compensation programs, and we are pleased with the positive response from shareholders to enhancements we have made in recent years.

•

Pay for Performance Alignment. Our financial performance resulted in a 2025 annual performance bonus achievement at 103.4% of target. Our NEOs earned an overall weighted achievement of 100% of target shares for our 2024 two-year performance-based LTI award’s financial objectives, and 164% for our 2023 three-year performance-based LTI award’s rTSR objectives. We view these outcomes as indicative of our rigorous goal setting process.

Compensation Mix and Pay-for-Performance Compensation Program

A majority of the total target compensation for our NEOs was based on the achievement of key financial and operational measures under our annual performance bonus program and performance-based LTI awards.

Our NEOs achieved a payout of 2025 annual performance bonus along with 2023 and 2024 performance-based LTI awards vesting in 2025 under our executive compensation program as follows:

•	103.4% of target under the annual performance bonus program for 2025;

•	164.0% of target shares vest under the 2023 three-year market performance-based LTI awards; and

•	100.0% of target shares vest under the 2024 two-year financial performance-based LTI awards.

Each element of our executive compensation program is further described below:

Element(1)	Variability	Purpose	Weighting	FY2025 Terms/Outcomes
Annual Base Salary	Fixed	Provide assured, competitive base compensation that reflects the scope of responsibility, level of authority, and overall duties of the position	7-29%	All five of our NEOs received a salary increase in 2025 based on improving alignment with market and in recognition of additional responsibilities taken on by certain NEOs in 2025

Annual Performance Bonus Program	Performance- Based	Provide an annual bonus opportunity that is tied to predetermined Company performance goals and achievement of individual performance objectives to ensure focus on annual financial and operating results	11-21%	Based on Revenue less Transaction Fees and non-GAAP adjusted operating margin, and subject to a People & Culture Modifier, in addition to individual performance. Resulted in a 2025 bonus payout equal to 103.4% of target.

LTI Program-Performance- Based Awards	Performance- Based	Provide compensation and ownership opportunity based on the achievement of ambitious, multi-year strategic and shareholder goals(1)	30-55%	2025 performance-based LTI awards are tied to multi-year non-GAAP EPS and Revenue goals, as well as rTSR vs. the Russell 2000 Index

LTI Program-Time- Based Awards	Value Tied to Stock Price	Promote long-term retention and alignment with shareholder interests	20-29%	2025 time-based LTI awards vest 33.3% per year over three years

(1)	Other fixed compensation, such as competitive employee benefits, are not viewed as a significant component of our executive compensation program.

For more information, see 2025 Compensation.

Say-on-Pay Results

Summary of Say-on-Pay and Responsiveness

Shareholder engagement and feedback are key factors and a significant part of our ongoing review of corporate governance and executive compensation practices. We are committed to actively seeking feedback from our shareholders to foster constructive dialogue on our programs and the decision-making process behind them.

In 2025, we received Say-on-Pay support, where shareholders owning 78.8% of our shares approved our 2025 Say-on-Pay proposal. While we are pleased with the positive response from our shareholders to the enhancements we have made in recent years, we believe ongoing dialogue with our shareholders regarding executive compensation is important. As such, we continue to solicit and consider feedback from our shareholders as part of our regular outreach efforts.

Key Governance and Compensation Practices

We believe that the following governance and compensation practices reinforce our business strategy, culture, and values.

WHAT WE DO	WHAT WE DON’T DO
Majority of NEO pay is long-term and/or performance-based	No repricing or exchange of underwater options without shareholder approval

Meaningful share ownership policy	No income tax gross-ups in executive employment or severance agreements

Clawback policy for incentive-based compensation	No excessive perquisites or other benefits

Independent executive compensation consultant engaged by the independent Compensation Committee	No dividends or dividend equivalents paid on unvested time-based or performance-based shares

Financial and operational metrics for executive incentive awards support our long-term business strategy	No “single-trigger” change in control vesting of equity awards

Limit post-employment and change in control benefits	No hedging or pledging of the Company’s securities permitted or certain other practices such as insider trading

Hold annual say-on-pay vote

Actively review, compare, and benchmark peer company practices

Annually review compensation programs to assess risks and discourage excessive risk taking

Role of Benchmarking in Determining Compensation and Peer Group

How We Use Peer Group Information

To assist the Compensation Committee in establishing 2025 compensation for the NEOs, our executive compensation consultant provided a competitive assessment using peer group compensation information for the primary elements of our NEO compensation packages. Along with our executive compensation consultant, the Compensation Committee analyzed and assessed peer group data for roles corresponding to and closely aligned with the roles of our NEOs.

The Compensation Committee recognizes that peer group comparisons may not be perfectly aligned because the responsibilities at peer group companies may not be directly comparable to those of our NEOs with similar or equivalent titles. The Compensation Committee generally considers total direct compensation for an NEO to be competitive if it is near the median of the peer group data.

Peer Group Used for Benchmarking

The peer group used for compensation benchmarking is created based on analysis and recommendations by our independent executive compensation consultant. The peer group is reviewed annually to ensure its composition and characteristics remain consistent with our objectives. As a result of the 2024 review for the 2025 compensation peer group, the Compensation Committee made changes to the peer group by removing three peers, Black Knight Inc.,

Ebix, Inc., and Manhattan Associates, Inc. Black Knight, Inc. and Ebix, Inc. were removed due to merger and acquisition activity. Manhattan Associates, Inc. was removed because its market capitalization and overall scale had grown significantly and were no longer comparable to CSG. One peer, EverCommerce Inc., was added. The Compensation Committee selected peers based on a combination of business applicability, scale, and impact on peer group size. The 2025 peer group, shown below, includes the following 14 companies:

2025 COMPENSATION PEER GROUP
• ACI Worldwide, Inc. • Blackbaud, Inc. • EverCommerce Inc. • Evertec, Inc. • ExlService Holdings, Inc. • Green Dot Corporation	• Pegasystems Inc. • Perficient, Inc. • Progress Software Corporation • Sabre Corporation • TTEC Holdings, Inc. • Verint Systems Inc. • WEX Inc. • Zuora, Inc.

Peer Group Summary

•

Revenue from $453M to $2.771B 2025

•

CSG Revenue $1.22B 2025 47th Percentile Relative to Peers

•

Industry business focus:

•

Application & systems software

•

Data processing & outsourced services

•

Information technology & research consulting

•

Selected for:

•

Comparable size

•

Product

•

Service offering

•

Customers

•

Markets

2025 Compensation

Annual Base Salaries

Base salaries reflect the scope of responsibility, level of authority, and overall duties of the position. For 2025, the Compensation Committee recommended to the Board, and the Board approved, the following base salaries for our NEOs:

NEO	2025 Base Salary(1)	2024 Base Salary	% Increase in Base Salary from 2024
Brian Shepherd	$815,000	$755,000	7.95%
Hai Tran	$525,000	$515,000	1.94%
Elizabeth Bauer	$475,000	$470,000	1.06%
Rasmani Bhattacharya	$470,000	$440,000	6.82%
Michael Woods	$500,000	$400,000	25.00%

(1) Base salary amounts were effective as of January 1, 2025.

Based on the review and assessment of peer data and competitive market practices for the duties and responsibilities of each position, the Compensation Committee recommended that the Board approve an increase in base salary for all of the NEOs. Mr. Woods’ increase was driven by an effort to better align his compensation with market data and growing responsibilities and prominence within the Company.

Annual Performance Bonuses

Annual performance bonuses are awarded under the terms of our annual performance bonus program and are determined based on the following formula:

Base Salary	X	NEO Target Bonus Percentage	X ((	Company Performance Percentage Achieved	X	NEO Individual Performance Percentage Achieved	) +	People & Culture Modifier Percentage Achieved	) =	Total Bonus Earned

NEO Target Bonus Percentage

The Compensation Committee provides competitive performance-based bonus opportunities for the NEOs based on the achievement of annual goals. After considering the competitive compensation information provided by our executive compensation consultant, the 2025 and 2024 target bonus percentages for each NEO were as follows:

NEO	2025 Target Bonus %	2024 Target Bonus %
Brian Shepherd	150%	150%
Hai Tran	100%	100%
Elizabeth Bauer	75%	75%
Rasmani Bhattacharya	75%	75%
Michael Woods	75%	75%

All NEO target bonus percentages were maintained, which were based on the Compensation Committee’s review and assessment of peer data, competitive market practices, individual performance, and the expansion of their respective responsibilities.

Company Performance Percentage

The Company performance percentage is based on our performance against two predetermined financial performance goals: GAAP revenue (“Revenue“) less transaction fees and non-GAAP adjusted operating margin percentage (as defined below). If we achieve the target levels of performance for both measures, the Company performance percentage achieved will be 100%. We must achieve the minimum threshold performance for both measures for the Company performance percentage to exceed zero. If we exceed target levels, the Company performance percentage may reach a maximum of 200%. The predetermined targets for 2025 performance bonuses were established by the Compensation Committee in January 2025. The following table shows our financial results with respect to the 2025 targets:

	2025 Minimum Threshold (40% Payout)	2025 Target (100% Payout)	2025 Maximum (200% Payout)	2025 Results
Revenue less Transaction Fees (in millions)	$1,099.0	$1,130.0	$1,160.0	$1,117.0
Non-GAAP adjusted operating margin percentage(1)	18.1%	18.6%	19.6%	20.3%

(1)

Non-GAAP adjusted operating margin percentage is calculated by dividing Non-GAAP operating income as a percentage of Revenue less transaction fees. Non-GAAP operating income is defined as our GAAP operating income with the following items added back, as applicable: (a) stock-based compensation; (b) restructuring and reorganization charges; (c) executive transition costs; and (d) acquisition-related expenses (e.g., amortization of acquired intangible assets, earn-out compensation, and merger-related costs).

The Company’s performance percentage achieved for 2025 based on the results in the above table was calculated at 103.4% and was certified by the Compensation Committee in February 2026. The predetermined targets were established by the Compensation Committee in January 2025. The amount is determined by linear extrapolation between the intersection of established weighted percentages based on Revenue less transaction fees on the x-axis and non-GAAP adjusted operating margin percentage on the y-axis.

People & Culture Modifier Percentage

Our annual performance bonus program has included a People & Culture Modifier since 2022 to demonstrate our ongoing commitment and greater accountability to improve our people and culture initiatives at CSG. The Board considered the People & Culture Modifier and approved a 7.5% People & Culture Modifier for the 2025 bonus payout.

NEO Individual Performance Percentage

The final component of the annual performance bonus program is an evaluation of each NEO’s individual performance achievement expressed as a percentage. The plan allows for a +/-10% adjustment to the 2025 bonus payout based on performance. This evaluation is based on the achievement of certain common and unique objectives described below. These non-financial objectives are important to our success and are designed to enhance shareholder value over the long term.

Common Objectives

Each NEO has multiple common objectives associated with the stewardship of his or her areas of responsibility. The specific objectives vary by NEO but typically include achieving both near- and long-term business objectives and meeting budget expectations.

Unique Objectives

The following are examples of categories of individual unique objectives based on area of responsibility:

•

Deliver on key development initiatives. The Company has a technology product roadmap that requires significant software development investments aimed at achieving specified feature and functional milestones, and overall, at modernizing our platforms and processes to enhance our market competitiveness.

•

Maintain and expand customer relationships. It is critical to ensure the relationships with our key customers remain strong and expand to ensure contract renewals result in more profitable revenue growth.

•

Contribute to growth initiatives. Implementation of our long-term strategic growth plan is a fundamental objective, including the successful completion and integration of our merger, acquisition, and partnership strategies.

•	Increase cost efficiency. Our NEOs are expected to identify and implement potential cost savings and process efficiencies in identified areas of the Company.

•

Employee development. Succession planning and development of key leaders and employees is an important organization-wide objective, including transitioning identified tasks and functions to new leaders, where applicable.

The Compensation Committee met in February 2026 to consider the 2025 performance of each NEO as compared to his or her respective performance goals. Mr. Shepherd summarized the 2025 performance of the other NEOs and presented his recommendation to the Compensation Committee for review. In addition, the Board met in February 2026 to review the 2025 performance of Mr. Shepherd. After evaluating each NEO’s performance, the Compensation Committee assigned each NEO an individual performance percentage achieved for 2025, as indicated in the table below.

Final Bonus Calculation

The following table provides each NEO’s earned 2025 annual performance bonus calculation:

NEO	Base Salary	NEO Target Bonus Percentage	Company Performance Percentage Achieved	NEO Performance Percentage Achieved	People & Culture Modifier Percentage Achieved	2025 Total Bonus Earned (1)
Brian Shepherd	$815,000	150%	103.4%	110%	7.5%	$1,482,159
Hai Tran	$525,000	100%	103.4%	110%	7.5%	$636,510
Elizabeth Bauer	$475,000	75%	103.4%	105%	7.5%	$413,499
Rasmani Bhattacharya	$470,000	75%	103.4%	110%	7.5%	$427,371
Michael Woods	$500,000	75%	103.4%	100%	7.5%	$415,875

(1)

As described below in the section entitled 280G Mitigation Actions Related to the Merger, a portion of the annual performance bonuses in respect of 2025 that otherwise would have been paid in 2026 were accelerated and paid in 2025 to reduce the potential for adverse tax consequences imposed by Section 280G of the U.S. Internal Revenue Code in connection with the Merger, in the following amounts: $978,000 to Mr. Shepherd; $420,000 to Mr. Tran; $285,000 to Ms. Bauer; $282,000 to Ms. Bhattacharya; and $300,000 to Mr. Woods.

Long-Term Incentive Program

We use our LTI program to provide variable pay compensation in the form of equity that rewards executives when we achieve long-term results that align with shareholders’ interests.

Under our LTI program, we generally grant our NEOs a combination of performance and time-based restricted stock awards (with such performance LTI awards eligible to vest and pay out at up to 200% of the target number of shares), which are administered under our Amended and Restated 2005 Stock Incentive Plan. Each NEO is awarded an aggregate LTI value based on a review of market data and recommendations from our Compensation Committee’s independent executive compensation consultant. For 2025, our mix of awards remained unchanged.

2025 LTI AWARD MIX

Award Type	Allocation Percentage	Alignment to Shareholder Interests
Performance-Based Restricted Stock

Vesting depends on our performance over a two-year to three-year period against specified predetermined performance measures:

•

Non-GAAP EPS (Two-Year)

•

Total Revenue (Two-Year)

•

Average Annual YoY Organic Revenue Growth % (Two-Year)

•

Three-Year Relative TSR

Time-Based Restricted Stock		Provides strong retention incentive over a three-year vesting period and furthers shareholder alignment; value realized for the award depends on our stock price when the award vests

LTI Grant Award Timing

Our Compensation Committee approves LTI awards for our NEOs during scheduled meetings of the Compensation Committee or the Board and LTI awards are made in accordance with the terms of our Amended and Restated 2005 Stock Incentive Plan. The timing of our annual LTI planning and equity grant process is in the first quarter of the year and we generally grant awards to our NEOs and other executives on the tenth of the month following approval. Similarly, during the year, on the same date each month, we may approve grants to certain new hires as part of their hiring total rewards package or grant to certain employees for key retention purposes or part of a special recognition program.

Our restricted stock award agreements provide for the accrual of cash dividends for unvested shares. Accrued dividends are only paid when (and to the extent that) shares vest and are forfeited if the underlying shares are not earned.

See the Executive Compensation Tables – 2025 Grants of Plan-Based Awards for additional information on the 2025 grants.

Treatment of Long-Term Incentive Awards in Connection with the Merger

Pursuant to the Merger Agreement, effective as of the effective time, outstanding Company equity awards will be treated as follows:

•

Each outstanding restricted stock award that is vested as of immediately prior to the effective time (or that will vest solely as a result of the consummation of the transactions contemplated by the Merger Agreement, including, if the effective time occurs in 2026, restricted stock awards granted in 2024 that would have completed their full vesting period and been settled in accordance with their terms in 2027), will be converted into the right to receive an amount in cash equal to the number of shares of Company common stock underlying such award multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and become payable shortly following the effective time, and each other outstanding restricted stock award will be converted into a deferred cash award based on the number of shares of Company common stock underlying such award multiplied by the merger consideration, plus any applicable accrued and unpaid dividends, and will vest and become payable on the original time-based vesting schedule, subject to substantially the same terms and conditions as the corresponding restricted stock award.

•

Each outstanding performance-based or market-based restricted stock award (other than the CEO Performance Award) that is vested as of immediately prior to the effective time (or that will vest solely as a result of the consummation of the transactions contemplated by the Merger Agreement, including, if the effective time occurs in 2026, performance-based or market-based restricted stock awards that would have completed their full vesting period and been settled in accordance with their terms in 2027) will be converted into the right to receive an amount in cash equal to the number of shares of Company common stock underlying such award (with applicable performance metrics for uncompleted performance periods generally deemed achieved at the greater of target and actual performance as of the latest practicable date prior to the effective time) multiplied by the Merger Consideration, plus any applicable accrued and unpaid dividends, and become payable shortly following the effective time, and each other outstanding Company performance-based or market-based restricted stock award (other than the CEO Performance Award) will be converted into a deferred cash award based on the number of shares of Company common stock underlying such award multiplied by the merger consideration (with applicable performance metrics for uncompleted performance period deemed achieved at the greater of target and actual performance as of the latest practicable date prior to the effective time), plus any applicable accrued and unpaid dividends, and will vest and become payable on the original time-based vesting schedule, subject to substantially the same other terms and conditions as the corresponding performance-based or market-based restricted stock awards.

•

The CEO Performance Award will be converted into a deferred cash award based on the number of shares of Company common stock underlying such award (with applicable performance metrics deemed achieved based on the Merger Consideration), plus any applicable accrued and unpaid dividends, and will vest and become payable on the original time-based vesting schedule, subject to substantially the same terms and conditions as the CEO Performance Award.

In addition, pursuant to the Merger Agreement, Company equity awards granted in 2023 that would have completed their full vesting period and been settled in accordance with their terms in 2026 vested and settled on or prior to December 31, 2025, with any applicable performance-based vesting conditions deemed achieved based on actual performance as of the latest practicable date.

280G Mitigation Actions Related to the Merger

Based on a preliminary analysis conducted after entering into the Merger Agreement, each of our NEO’s would potentially have been subject to, absent any mitigating actions, the adverse tax consequences imposed by Section 280G of the Code in connection with the Merger. Therefore, to mitigate the expected impact of Section 280G of the Code, and to preserve the retentive value of the executives’ equity and other compensation, the Compensation Committee approved the following actions to be taken in December 2025 for each of the NEOs:

•	Accelerating the payment of a portion of each NEO’s estimated annual bonus for calendar year 2025 that otherwise would be paid in 2026, as follows:

•	Mr. Shepherd: $978,000;

•	Mr. Tran: $420,000;

•	Ms. Bauer: $285,000;

•	Ms. Bhattacharya: $282,000; and

•	Mr. Woods: $300,000.

The acceleration of annual bonuses was based on an assumed level of performance that the Company determined was substantially certain to be achieved.

•

Accelerating the payment of certain restricted stock awards and performance-based restricted stock awards for our NEOs, which represent a portion of future equity vesting, as follows (in each case, excluding the value of any accrued cash dividend attributable to the applicable award and shown in this Compensation Discussion & Analysis at the stock price on the date of acceleration of $77.02 per share):

•	Mr. Shepherd: $12,551,256;

•	Mr. Tran: $3,179,771;

•	Ms. Bauer: $1,296,709;

•	Ms. Bhattacharya: $1,388,979; and

•	Mr. Woods: $3,361,307.

The acceleration of these certain performance-based restricted stock awards was based on an assumed level of performance that the Company determined was substantially certain to be achieved.

2025 Time-Based LTI Award

Our time-based restricted stock awards are designed to significantly strengthen the retention value of our LTI program by providing a full value component to balance our performance-based awards. The time-based restricted stock awards generally vest ratably over a three-year period, beginning on the first anniversary of the grant date, subject to continued employment with the Company. As described in the section entitled 280G Mitigation Actions Related to the Merger, certain of the 2025 time-based restricted stock awards were accelerated and vested in 2025 to reduce the potential for adverse tax consequences imposed by Section 280G of the U.S. Internal Revenue Code in connection with the Merger.

2023 Performance-Based LTI Award

As described in the section entitled Treatment of Long-Term Incentive Awards in Connection with the Merger, the 2023 three-year performance-based LTI awards were accelerated and vested in December 2025 pursuant to the terms of the Merger Agreement (with applicable performance metrics for uncompleted performance periods generally deemed achieved at the greater of target and actual performance as of the latest practicable date). The 2023 three-year performance-based LTI awards, as certified by the Compensation Committee in December 2025, vested at 164% of the target shares based on the achievement levels for our percentile ranking among a peer group of companies included in the Russell 2000 Index as of the last day of the rTSR performance period. The following table summarizes key terms of these awards and the actual performance results:

2023 THREE-YEAR PERFORMANCE-BASED LTI AWARD RESULTS

Performance Period as of December 1, 2025
Performance Measures	Weighting	2023-2025 Three-Year Performance Target (%ile)	2023-2025 Three-Year Actual Performance Achievement (%ile)(2)	Performance Achieved(3)
Three-year rTSR Percentile Ranking(1)	25.0%	50th	66th	164%

(1)	Calculated by percentile ranking against Russell 2000 Index over a three-year period.
(2)	Actual CSG rTSR percentile ranking as 66th, relative to peers as reported by independent third party.

2024 Performance-Based LTI Award

As described in the section entitled Treatment of Long-Term Incentive Awards in Connection with the Merger, the 2024 two-year performance-based LTI awards were accelerated and vested in December 2025 pursuant to the terms of the Merger Agreement (with applicable performance metrics for uncompleted performance periods generally deemed achieved at the greater of target and actual performance as of the latest practicable date). The 2024 two-year performance-based LTI awards vested at 100% of the target shares based on the achievement levels for our 2025 financial and operational results certified by the Compensation Committee in December 2025. The following table summarizes key terms of these awards and the actual performance results:

2024 TWO-YEAR PERFORMANCE-BASED LTI AWARD RESULTS

Performance Period Ended December 31, 2025
Performance Measures	Weighting	2024-2025 Two-Year Performance Target (100%)	2024-2025 Two-Year Actual Performance Achievement	Performance Achieved(3)	Weighted Achievement
Non-GAAP EPS(1)	37.50%	$4.20	$5.14	200.0%	100.0%
Revenue(2)	18.75%	$1,350.0	$1,223.3	0.0%	0.0%
Average Organic Revenue Growth	18.75%	4.0%	1.2%	0.0%	0.0%

TOTAL WEIGHTED ACHIEVEMENT					100.0%

(1)

Evaluated against 2025 actual results. Calculated by dividing non-GAAP net income by the weighted average of fully-diluted shares outstanding for the period. Non-GAAP net income is defined as pre-tax income calculated in accordance with GAAP, adding back the following items, as applicable: (a) restructuring and reorganization charges; (b) acquisition-related expenses (e.g. amortization of acquired intangible assets, earn-out compensation, and merger-related costs); (c) stock-based compensation; (d) executive transition costs; (e) gain (loss) on acquisitions or dispositions; and (f) gain (loss) on debt extinguishment/conversion, less income tax expense, determined by applying a non-GAAP effective income tax rate.

(2)	Evaluated against 2025 actual results and actual CSG revenue as reported under GAAP. Revenue in millions.
(3)	Performance achieved capped at 200%

2025 Performance-Based LTI Award

The 2025 performance-based awards were based on Total Revenue, Average Annual YoY Organic Revenue Growth, Non-GAAP EPS, and TSR relative to the Russell 2000 Index. The portion of the award measured against Total Revenue, Average Annual YoY Organic Revenue Growth, and Non-GAAP EPS were scheduled to vest at the end of a performance period ending December 31, 2026, and the portion based on rTSR were scheduled to vest at the end of a performance period ending December 31, 2027. As described in the section entitled 280G Mitigation Actions Related to the Merger, certain of the 2025 performance-based awards were accelerated and vested in 2025 to reduce the potential for adverse tax consequences imposed by Section 280G of the U.S. Internal Revenue Code in connection with the Merger. As described in the section entitled Treatment of Long-Term Incentive Awards in Connection with the Merger, the remaining 2025 two-year performance awards will vest as of immediately prior to the effective time of the Merger and the remaining 2025 three-year performance awards will be converted to a deferred cash award pursuant to the Merger Agreement.

The Compensation Committee selected the measures described below, their associated weightings, and performance period length to focus executives on financial metrics key to our strategic objectives and on driving returns for our shareholders, while balancing long-term goal setting with maintaining a strong line of sight toward achievement on multi-year financial goals.

2025 PERFORMANCE-BASED LTI AWARD

Two-Year Performance Period Ending December 31, 2026 and Three-Year Performance Period Ending December 31, 2027
Performance Measures	Weighting	Definition
Non-GAAP EPS (Two-Year)

Calculated by dividing non-GAAP net income by the weighted average of fully-diluted shares outstanding for the period. Non-GAAP net income is defined as pre-tax income calculated in accordance with GAAP, adding back the following items, as applicable:

(a) restructuring and reorganization charges; (b) executive transition costs; (c) acquisition-related expenses (e.g. amortization of acquired intangible assets, earn-out compensation and merger-related costs); (d) stock-based compensation; (e) gain (loss) on acquisitions or dispositions; and (f) gain (loss) on the debt extinguishment/conversion; less income tax expense, determined by applying a non-GAAP effective income tax rate.

Total Revenue (Two-Year)		Revenue as reported under GAAP.

Average Annual YoY Organic Revenue Growth (Two-Year)		Average Annual Year-over-Year Organic Revenue Growth Percent. Organic Revenue Growth is calculated as the percentage increase in total revenue excluding revenue from acquired companies for a period of 12 months following the date of the acquisition. Calculation of the Organic Revenue Growth will be certified to the Compensation Committee.

Three-Year Relative TSR		Percentile ranking against Russell 2000 Index over a three-year period.

For the non-GAAP EPS, Total Revenue, and Average Annual YoY Organic Revenue Growth performance measures, we have established minimum, target, and maximum measures, for which our NEOs may earn from zero to 200% based on the level of achievement over the two-year performance period. For the relative TSR performance measure, we have established minimum, target, and maximum measures, for which our NEOs may earn from zero to 200% based on the level of achievement over the three-year performance period. The payout is capped at 100% if the absolute TSR is negative.

Due to the competitively sensitive nature of our performance goals, we do not publicly disclose specific financial metric targets. However, the Compensation Committee carefully establishes the financial metric targets and each goal is set at a rigorous growth level and is closely aligned with our forward-looking business strategy.

Clawback Policy

We adopted an updated clawback policy in November 2023 to address the recovery of erroneously awarded incentive-based compensation in compliance with SEC and Nasdaq rules. Our clawback policy authorizes the Company to reduce, cancel, or require the recovery of all or a portion of a current or former executive officer’s annual bonus or LTI compensation award, including the recoupment of cash, time-based stock compensation, and performance-based stock compensation, in the context of a material restatement of the financial statements of the Company due to material noncompliance with any financial reporting requirement under applicable securities laws. In connection with our executive severance policy, the Company is also authorized to reduce or cancel, or require the recovery of all or a portion of a NEO’s annual bonus or LTI award paid as severance under such policy.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of Silvio Tavares, Gregory Conley, Haiyan Song and Tse Li “Lily” Yang, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2025, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or the Compensation Committee.

Anti-Hedging and Anti-Pledging Policy

As part of our Insider Trading Policy, all employees and directors (and their designees) are prohibited from engaging in short sales of our securities and engaging in transactions that are designed to hedge, pledge, or offset any decrease in the market value of our stock, including certain forms of hedging, pledging and monetization transactions, such as zero-cost collars, prepaid variable forward sale contracts, equity swaps, and exchange funds.

Other Considerations

Other Benefits

The Compensation Committee does not believe that perquisites and other benefits should play a major role in the overall compensation of our NEOs. We offer our NEOs substantially the same benefits as our other employees, including health, dental, vision coverage, life and disability insurance, and the opportunity to defer a portion of their annual base salary and annual performance bonus through a 401(k) plan that is generally available to our U.S.-based population. The 401(k) plan includes Company matching contributions.

In 2021, the Board decided to freeze the non-qualified deferred compensation program discussed in 2025 Non-Qualified Deferred Compensation. Under this plan, in prior active years, a matching contribution was made equal to 25% of NEOs’ contributions, up to a maximum of $6,250 per NEO per year. Due to the limited historical employee participation rate in the non-qualified deferred compensation program, the Board froze the plan effective January 1, 2022, and as such prohibited any future contributions to the program.

Our NEOs participate in an Executive Severance Plan that provides benefits in the event of an involuntary separation from service. See Potential Payments Upon Termination or Change in Control for details.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code and regulations promulgated thereunder generally limit the amount of compensation we can deduct in any one fiscal year for compensation paid to our CEO, CFO, and certain other covered employees to $1 million. The changes in U.S. tax law expanded the definition of “covered employees” to include any person who served as chief executive officer or chief financial officer at any time during a taxable year, as well as any person who was ever identified as a covered employee in 2017 or any subsequent year. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, it retains the flexibility to grant discretionary awards and make payments that it determines to be consistent with the goals of our executive compensation program even if the amounts are not deductible by the Company for tax purposes.

Accounting Considerations

Financial Accounting Standards Board ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”), requires us to recognize an expense for the fair value of equity-based compensation awards over the expected service period. Grants of stock awards under our equity incentive award plans are accounted for under ASC Topic 718. We will consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align the accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Executive Compensation Tables

2025 Summary Compensation Table

The following table sets forth certain information with respect to the compensation earned by our NEOs during the years ended December 31, 2025, 2024, and 2023, as applicable. All dollar values have been rounded to the nearest dollar.

Name	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Brian Shepherd(1)	2025	$813,385	—	$8,359,029	$1,482,159	$79,325	$394,682	$11,128,580
	2024	$754,519	—	$9,467,733	$682,898	$79,817	$409,406	$11,394,373
	2023	$725,385	—	$5,700,333	$1,250,490	—	$320,042	$7,996,250
Hai Tran(1)	2025	$524,731	—	$3,197,568	$636,510	—	$141,192	$4,500,001
	2024	$514,712	—	$2,703,685	$310,545	—	$140,074	$3,669,016
	2023	$496,154	—	$2,114,674	$428,250	—	$100,004	$3,139,082
Elizabeth Bauer(1)	2025	$474,866	—	$1,950,117	$413,499	$305,753	$98,527	$3,242,762
	2024	$469,616	—	$1,602,161	$212,558	$341,835	$91,058	$2,717,228
	2023	$442,308	$23,945	$1,011,372	$385,425	—	$69,022	$1,932,072
Rasmani Bhattacharya(1)	2025	$469,193	—	$1,855,889	$427,371	—	$91,535	$2,843,988
	2024	$439,712	—	$1,351,842	$198,990	—	$70,020	$2,060,564
	2023	$421,154	—	$781,536	$364,013	—	$47,469	$1,614,172
Michael Woods(1)	2025	$497,308	—	$2,283,732	$415,875	—	$71,285	$3,268,200
	2024	$399,039	—	$797,338	$289,515	—	$44,971	$1,530,863

(1)

Mr. Shepherd received a Board approved salary increase effective January 1, 2025, to an annual salary of $815,000. Mr. Tran received a Board approved salary increase effective January 1, 2025, to an annual salary of $525,000. Ms. Bauer received a Board approved salary increase effective January 1, 2025, to an annual salary of $475,000. Ms. Bhattacharya received a Board approved salary increase effective January 1, 2025, to an annual salary of $470,000. Mr. Michael Woods received a Board approved salary increase effective January 1, 2025, to an annual salary of $500,000.

(2)

In connection with Ms. Bauer’s expansion of responsibilities for CSG’s people function beginning May 1, 2022, Ms. Bauer received a special cash bonus of $20,000 per quarter, prorated, for each three-month period leading CSG’s People function in 2022 and 2023, and ending on February 18, 2023.

(3)

The amounts in the Stock Awards column reflect the aggregate grant date fair value of performance-based and time-based restricted stock awards granted in each respective year, computed in accordance with ASC Topic 718, excluding the impact of estimated forfeitures. Assumptions used to determine these amounts are set forth in Note 14 of our Original Filing. The aggregate grant date fair value of stock awards, which are comprised of performance-based and time-based awards, includes the grant date fair value for the performance-based LTI awards calculated based on the target number of shares. Performance-based LTI awards are granted at target with the ability to earn additional shares for overperformance up to 200% of the target number of shares. For 2025 the total aggregate fair value of performance-based equity awards, assuming the highest level of performance, would be as follows: Mr. Shepherd - $8,904,111, Mr. Tran - $3,400,324, Ms. Bauer - $2,080,246, Ms. Bhattacharya - $2,003,499, and Mr. Woods - $2,643,224. See 2025 Grants of Plan-Based Awards for details.

(4)	Represents the annual performance bonus amounts earned by our NEOs in the respective years. See Final Bonus Calculation and 280G Mitigation Actions Related to the Merger for details.
(5)	Represents above-market earnings on previous nonqualified deferred compensation balances for Mr. Shepherd and Ms. Bauer. See 2025 Non-Qualified Deferred Compensation for details.
(6)	For 2025, the “All Other Compensation” column includes the following amounts:

All Other Compensation Items	Brian Shepherd	Hai Tran	Elizabeth Bauer	Rasmani Bhattacharya	Michael Woods
Company 401(k) retirement plan contributions	$19,250	$19,250	$19,250	$19,250	$19,250
Accrued Dividends(a)	$363,474	$109,657	$67,573	$60,283	$43,137
Perquisites or other benefits(b)	$11,958	$12,285	$11,704	$12,002	$8,899

TOTAL	$394,682	$141,192	$98,527	$91,535	$71,285

(a)	Represents accrued dividends on restricted stock awards earned in 2025 on shares of unvested restricted stock.
(b)

Includes the cost of premiums for group term life insurance; incremental cost of Company award excellence trip for Mr. Shepherd, Mr. Tran and Ms. Bauer; incremental cost of gifts for Mr. Tran, Ms. Bhattacharya and Mr. Woods; other Company provided health benefits for Mr. Shepherd, Mr. Tran, and Mr. Woods as available to all U.S. employees.

2025 Grants of Plan-Based Awards

The following table contains information about grants of non-equity and equity incentive plan-based awards during 2025 to our NEOs. These amounts are not realized income. All dollar values have been rounded to the nearest dollar.

Name	Grant/ Modification Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)		All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)	Target (#)	Maximum (#)
Brian Shepherd		$489,000	$1,222,500	$2,445,000	—	—	—
	3/10/2025(2a)				56,128	112,256	—	$3,482,181
	3/10/2025(2b)				18,709	37,418	—	$969,875
	12/18/2025(3)				—	—	—	$811,736
	3/10/2025				—	—	49,891	$3,095,238
Hai Tran		$210,000	$525,000	$1,050,000	—	—	—
	3/10/2025(2a)				21,434	42,868	—	$1,329,765
	3/10/2025(2b)				7,145	14,290	—	$370,397
	12/18/2025(3)				—	—	—	$315,358
	3/10/2025				—	—	19,053	$1,182,048
Elizabeth Bauer		$142,500	$356,250	$712,500	—	—	—
	3/10/2025(2a)				13,113	26,226	—	$813,531
	3/10/2025(2b)				4,371	8,742	—	$226,593
	12/18/2025(3)				—	—	—	$186,856
	3/10/2025				—	—	11,656	$723,138
Rasmani Bhattacharya		$141,000	$352,500	$705,000	—	—	—
	3/10/2025(2a)				12,629	25,258	—	$783,503
	3/10/2025(2b)				4,210	8,420	—	$218,246
	12/18/2025(3)				—	—	—	$157,679
	3/10/2025				—	—	11,226	$696,461
Michael Woods		$150,000	$375,000	$750,000	—	—	—
	3/10/2025(2a)				13,682	27,364	—	$848,831
	3/10/2025(2b)				9,120	18,240	—	$472,781
	12/18/2025(3)				—	—	—	$207,651
	3/10/2025				—	—	12,161	$754,468

(1)

The amounts represent the potential payouts under our 2025 annual performance bonus program. The actual amounts earned for 2025 are reported in the 2025 Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.” The threshold award amounts above assume the Company performance percentage achieved is 40%; target award amounts above assume the Company performance percentage achieved is 100% and that the NEOs achieve 100% of their personal performance objectives; maximum award amounts above assume the Company performance percentage achieved is 200%. See Annual Performance Bonuses for additional information.

(2)

Represents the performance-based LTI awards granted in 2025. (2a) represents company two-year financial performance-based awards and (2b) represents three-year rTSR performance-based LTI awards. Performance-based LTI awards are granted at target with the ability to earn additional shares for overperformance up to the maximum number of shares shown. See Long-Term Incentive Program for additional information regarding our performance-based LTI awards.

(3)

Represents the incremental value of the modification of certain Performance-Based Equity Award which were accelerated to vest on December 18th, 2025. These awards were modified pursuant to the Merger Agreement.

(4)

Represents the time-based restricted stock awards granted in 2025. See Long-Term Incentive Program for additional information regarding our time-based restricted stock awards. These restricted stock awards vest in three equal annual installments commencing on the first anniversary of the grant date.

(5)

The amounts presented reflect the aggregate grant date fair value and modification date incremental fair value of each grant computed in accordance with ASC Topic 718, excluding the impact of estimated forfeitures. Assumptions used to determine these amounts are set forth in Note 14 of the Original Filing.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information about all unvested restricted stock and performance-based LTI awards held as of December 31, 2025, by our NEOs. All dollar values have been rounded to the nearest dollar.

Name	Grant Date	Stock Awards
		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Brian Shepherd	3/10/2025	16,631	(2)	$1,275,431	—		—
	3/10/2025	—		—	37,418	(4)	$2,869,586
	12/10/2024	116,926	(5)	$8,967,055	—		—
Hai Tran	3/10/2025	6,351	(2)	$487,058	—		—
	3/10/2025	—		—	42,868	(3)	$3,287,547
	3/10/2025	—		—	14,290	(4)	$1,095,900
Elizabeth Bauer	3/10/2025	7,771	(2)	$595,958	—		—
	3/10/2025	—		—	26,226	(3)	$2,011,272
	3/10/2025	—		—	8,742	(4)	$670,424
	3/10/2024	3,986	(2)	$305,686	—		—
Rasmani Bhattacharya	3/10/2025	7,484	(2)	$573,948	—		—
	3/10/2025	—		—	25,258	(3)	$1,937,036
	3/10/2025	—		—	8,420	(4)	$645,730
Michael Woods		—		—	—		—

(1)	Based on a price of $76.69 per share, which was the closing price of the Company’s common stock on Nasdaq as of December 31, 2025.
(2)

Shares of a time-based restricted stock award, which vests in substantially three equal annual installments commencing on the first anniversary of the grant date, subject to earlier vesting in connection with the Merger as described in Treatment of Long-Term Incentive Awards in Connection with the Merger.

(3)

Shares of a performance-based LTI award, which vests if certain predetermined performance goals are achieved at the end of the applicable two-year performance period, subject to earlier vesting in connection with the Merger as described in Treatment of Long-Term Incentive Awards in Connection with the Merger. Share amounts reported are based on the achievement of the maximum performance attainment level of 200%. For additional information, see Long-Term Incentive Program and Grants of Plan-Based Awards.

(4)

Shares of a performance-based LTI award, which vests if certain predetermined TSR performance goals are achieved at the end of the applicable three-year performance period, subject to earlier vesting in connection with the Merger as described in Treatment of Long-Term Incentive Awards in Connection with the Merger. Share amounts reported are based on the achievement of the maximum performance attainment level of 200%. For additional information, see Long-Term Incentive Program and Grants of Plan-Based Awards.

(5)

Shares of the CEO Performance Award subject to a predetermined vesting schedule. Share amounts reported are based on the achievement of 157%, based on the Merger Consideration per the terms of the Merger Agreement.

2025 Stock Vested

The following table contains information concerning shares of stock subject to LTI awards that vested for our NEOs during 2025. All dollar values have been rounded to the nearest dollar.

Name	Stock Awards
	Number of shares acquired on vesting (#)(1)(2)	Value realized on vesting ($)(3)
Brian Shepherd	390,251	$28,306,448
Hai Tran	122,924	$8,872,447
Elizabeth Bauer	61,707	$4,421,978
Rasmani Bhattacharya	52,665	$3,814,029
Michael Woods	58,340	$4,388,696

(1)	This column includes both performance- and time-based LTI awards that vested in 2025.
(2)

As described under Treatment of Long-Term Incentive Awards in Connection with the Merger, in connection with the Merger, certain Company equity awards that would have vested in 2026 accelerated and vested in 2025. In addition, as described under 280G Mitigation Actions Related to the Merger, based on an analysis conducted in connection with the Merger, both the Company and the NEOs would potentially have been subject to the adverse tax consequences imposed by Section 280G of the U.S. Internal Revenue Code in connection with the Merger. Therefore, to mitigate the expected impact of these adverse tax consequences, and to preserve the retentive value of the executives’ equity and other compensation, the Compensation Committee approved the acceleration for the NEOs of certain equity awards into December 2025 (in addition to those accelerated pursuant to the terms of the Merger Agreement).

(3)

This column reflects the total dollar value realized by the NEO upon the vesting of LTI awards in 2025. This amount was determined by multiplying the number of shares of stock vested by the closing market price of the Company’s common stock on Nasdaq on the applicable vesting dates.

2025 Non-Qualified Deferred Compensation

The following table contains information about contributions, earnings, withdrawals, and account balances for our NEOs under the Company’s non-qualified Wealth Accumulation Plan. For all participants, distributions triggered by termination of employment are automatically delayed six months. The Company has reserved the right to terminate the Wealth Accumulation Plan and distribute all vested amounts credited to participant accounts upon a change in control. In connection with the pending Merger, the Company expects to terminate the Wealth Accumulation Plan contingent on, and effective as of, the closing of the transaction, in accordance with the terms of the plan and applicable law.

All NEOs who participated in the plan were fully vested in their Wealth Accumulation Plan account balances at the time the Wealth Accumulation Plan was frozen.

Name	Aggregate Balance at December 31, 2024 ($)	Executive Contributions in 2025 ($)(1)	Registrant Contributions in 2025 ($)(2)	Aggregate Earnings in 2025 ($)	Aggregate Withdrawals/ Distributions in 2025 ($)	Aggregate Balance at December 31, 2025 ($)(3)
Brian Shepherd	$462,577	$—	$—	$79,325	$—	$541,902
Hai Tran	$—	$—	$—	$—	$—	$—
Elizabeth Bauer	$1,794,182	$—	$—	$305,753	$—	$2,099,935
Rasmani Bhattacharya	$—	$—	$—	$—	$—	$—
Michael Woods	$—	$—	$—	$—	$—	$—

(1)

The Wealth Accumulation Plan was frozen effective January 1, 2022; therefore, previously participating NEOs are no longer contributing to the Wealth Accumulation Plan. Amounts, if contributed prior to January 1, 2022, are included in the “Non-Equity Incentive Plan Compensation” columns in the 2025 Summary Compensation Table.

(2)	The Plan was frozen effective January 1, 2022; therefore, the Company no longer makes contributions to the Plan.

(3)

The aggregate balance includes the following executive and Company contribution amounts reported in prior year proxy statements from 2017 through 2025: Mr. Shepherd - $330,037 and Ms. Bauer - $85,806. Ms. Bauer had preexisting earnings and balance as a participant prior to her NEO appointment.

Potential Payments Upon Termination or Change in Control

Executive Severance Plan

The Compensation Committee regularly reviews and benchmarks severance benefits to ensure they are consistent with market best practices as well as consistent among executives of similar seniority and responsibility across the Company. The Compensation Committee believes that maintaining a competitive level of separation benefits is appropriate as part of an overall compensation program designed to attract, retain, and motivate the highest-quality management team.

The Executive Severance Plan standardizes the benefits to be provided to our executives in the event of termination by CSG for any reason other than cause, death, or disability, or by the executive for good reason (each, a “Qualifying Termination”), as such terms are defined under the Executive Severance Plan.

Each of our executive officers participate in the Executive Severance Plan with each of Mr. Shepherd and Ms. Bauer entering into participation agreements that differ from the standard form participation agreement in order to reflect benefits previously contained in their respective 2021 employment agreements (which were terminated in connection with the adoption of the Executive Severance Plan) and other benefits as described below.

In the event of a Qualifying Termination that does not occur within the first 18 months following a Change in Control of CSG, executives participating in the Executive Severance Plan would receive the following separation benefits:

•

a severance payment consisting of an amount equal to 100% of the executive’s annual base salary and 100% of the target bonus, paid over a 12-month period; provided, with the exception of Mr. Shepherd, whose payment is based on 200% of his base salary and 100% of the target bonus pursuant to his participation agreement;

•	a lump sum amount equal to the COBRA continuation coverage premiums that would be payable by the executive for the first 18 months of the COBRA continuation period;

•

if the termination occurs on or after June 1 of the applicable calendar year, a lump sum payment consisting of the executive’s annual bonus, pro-rated for the number of days the executive was employed during the calendar year and based on the actual performance of the company for the year in which the executive’s termination date occurs; and

•

a pro-rated portion of the unvested time-based restricted stock award and a pro-rated portion of the unvested performance-based restricted stock awards with the vesting amount of both based on the number of months employed during the vesting cycle and with the performance-based stock vesting based on the actual performance achieved at the end of the performance period.

In the event of a Qualifying Termination within the first 18 months following a change in control of CSG, executives participating in the Executive Severance Plan would receive, subject to any limitations under 280G, the following separation benefits:

•

a lump sum severance payment consisting of an amount equal to 200% of the executive’s annual base salary and target bonus, with the exception of Mr. Shepherd and Ms. Bauer, who would receive an amount equal to 300% of their annual base salary and target bonus as reflected in their participation agreements;

•	a cash amount equal to the COBRA continuation coverage premiums that would be payable by the executive for the first 18 months of the COBRA continuation period;

•	an additional lump sum payment consisting of the executive’s target bonus, pro-rated for the number of days the executive was employed during the calendar year; and

•

vesting of all unvested time-based and performance-based restricted stock awards, with the vesting amount for the performance-based stock awards determined at target; provided, however, that for any performance-based stock awards on a relative TSR metric, the performance period would be deemed to have ended on the date of the change in control and will be valued on that date.

Payments to executives under the Executive Severance Plan are contingent on, among other things, the executive entering into and complying with a broad-based release of CSG.

Potential Payments Upon Termination of Employment Under the Executive Severance Plan

The following describes the additional amount of compensation that would be paid to each of our NEOs under the Executive Severance Plan in the event of a termination of the NEO’s employment under various scenarios. The amounts shown are estimates of the amounts that would be paid to each NEO assuming a termination was effective as of December 31, 2025. We used $76.69 per share, the closing price of the Company’s common stock as of December 31, 2025, in determining the potential value of accelerated vesting of restricted stock awards. The actual amounts to be paid can only be determined at the time of a NEO’s separation from us.

Termination for Death or Disability

Assuming termination of employment on December 31, 2025, if our NEO’s employment is terminated by reason of disability, he or she would receive continued coverage under the group insurance benefits until the first to occur of the cessation of such disability or the attainment of age 65. The total disability value of premiums as of December 31, 2025, for the group insurance benefits were $236,128 for Mr. Shepherd (age 58), $303,593 for Mr. Tran (age 56), $22,833 for Ms. Bauer (age 63), $91,332 for Ms. Bhattacharya (age 57), and $801,936 for Mr. Woods (age 41).

In addition, Mr. Shepherd and Ms. Bauer would receive accrued benefits, any other amounts or benefits earned, accrued, or owed but not paid as of the employment termination date, and his or her pro-rated bonus at target performance for 2025 in accordance with the terms of his or her respective Executive Severance Plan participation agreements.

All outstanding unvested time-based equity awards will vest in full upon the NEO’s death. The values of the time-based awards which would have vested for each of our NEOs as of December 31, 2025, were $1,275,431for Mr. Shepherd, $487,058 for Mr. Tran, $901,644 for Ms. Bauer, $573,948 for Ms. Bhattacharya, and $0 for Mr. Woods. For more information, see Outstanding Equity Awards at Fiscal Year-End.

Termination for Cause

Assuming termination of employment on December 31, 2025, by the Company for cause, the NEO would receive accrued benefits through the termination date and any other amounts or benefits earned, accrued, or owed to but not paid as of the employment termination date.

Qualifying Termination Unrelated to a Change in Control

Assuming a Qualifying Termination on December 31, 2025, unrelated to a Change in Control, the NEO would receive, subject to an irrevocable release: (a) a cash amount equal to 100% of the NEO’s base salary as of the executive’s termination date (and in the case of Mr. Shepherd, 200% of his base salary) plus 100% of the NEO’s performance bonus at target for the year in which the termination date occurs; (b) if terminated after June 1st, a pro-rata annual performance bonus based on the actual performance of the company in the year of termination; (c) an accelerated vesting of a pro rata portion of unvested time-based restricted stock awards; (d) accelerated vesting of a pro-rata portion of performance-based restricted stock awards, which remain eligible to vest following the performance period based on achievement of the performance criteria; and (e) continued COBRA coverage under the group medical, dental, and vision insurance benefits for 18 months as shown in the following table.

QUALIFYING TERMINATION UNRELATED TO A CHANGE IN CONTROL

Payment or Benefit	Brian Shepherd	Hai Tran	Elizabeth Bauer	Rasmani Bhattacharya	Michael Woods
Cash amount(1)	$2,849,270	$1,049,731	$831,116	$821,693	$872,308
Pro rata annual performance bonus	$1,222,500	$525,000	$356,250	$352,500	$375,000
Pro rata acceleration vesting of time-based restricted stock(2)	$3,353,003	$133,737	$354,134	$157,595	—
Pro rata acceleration vesting of performance and market-based LTI awards(2)	$787,933	$978,554	$598,656	$576,574	—
COBRA benefits of medical, dental, and vision(3)	$50,599	$50,599	$17,125	$17,125	$50,121

TOTALS	$8,263,305	$2,737,621	$2,157,281	$1,925,487	$1,297,429

(1)

Amount payable in substantially equal installments in accordance with the Company’s normal payroll practices for the 12 months following the termination date starting on the first regularly scheduled payroll date that is at least 60 days following the termination date.

(2)

Amount represents the pro rata number of shares subject to LTI awards that would vest upon the termination of employment unrelated to a Change in Control, multiplied by the closing market price of the common stock on December 31, 2025, the last trading day of the year, of $76.69 per share. Amount may be reduced to the extent that no portion of the payment shall be subject to excise tax under Internal Revenue Code Section 4999. Amounts are inclusive of accrued cash dividends.

(3)

Amount represents premium for 18 months, paid in a single lump sum on the first regularly scheduled payroll date that is at least 60 days following executive’s termination date, based upon monthly premiums as of December 31, 2025.

Qualifying Termination After a Change in Control

Assuming a Qualifying Termination on December 31, 2025, within 18 months following a Change in Control, the NEO would receive, subject to an irrevocable release: (a) a cash amount equal to two (2) times his or her base salary plus two (2) times target performance-based cash bonus (or for Mr. Shepherd and Ms. Bauer, an amount equal to three (3) times the sum of his or her base salary plus three (3) times target performance-based cash bonus); (b) a cash amount equal to the NEO’s pro rata target annual performance bonus; (c) accelerated vesting of unvested time-based restricted stock awards; (d) accelerated vesting of performance-based restricted stock awards achieved at target level; and (e) continued COBRA coverage under the group medical, dental, and vision insurance benefits for 18 months as shown in the following table. Such amounts may be reduced to the extent that no portion of the payment shall be subject to excise tax under Internal Revenue Code Section 4999.

QUALIFYING TERMINATION AFTER A CHANGE IN CONTROL

Payment or Benefit	Brian Shepherd	Hai Tran	Elizabeth Bauer	Rasmani Bhattacharya	Michael Woods
Cash amount(1)	$6,107,655	$2,099,462	$2,493,348	$1,643,386	$1,744,616
Pro rata annual performance bonus	$1,222,500	$525,000	$356,250	$352,500	$375,000
Pro rata acceleration vesting of time-based restricted stock(2)	$10,448,498	$495,187	$921,476	$583,527	—
Pro rata acceleration vesting of performance and market-based LTI awards(2)	$1,458,741	$2,228,305	$1,363,227	$1,312,937	—
COBRA benefits of medical, dental, and vision(3)	$50,598	$50,599	$17,125	$17,125	$50,121

TOTALS	$19,287,992	$5,398,553	$5,151,426	$3,909,475	$2,169,737

(1)

Amount would be paid in a lump sum on the first regularly scheduled payroll date that is at least 60 days following the termination of employment without regard to other employment. Amount may be reduced to the extent that no portion of the payment shall be subject to excise tax under Internal Revenue Code Section 4999.

(2)

Amount represents all shares of unvested restricted stock or target performance awards that would vest upon the termination of employment after a Change in Control, multiplied by the closing market price of the common stock on December 31, 2025, the last trading day of the year, of $76.69 per share. Amount may be reduced to the extent that no portion of the payment shall be subject to excise tax under Internal Revenue Code Section 4999. Amounts are inclusive of accrued cash dividends.

(3)

Amount represents premium for 18 months, paid in a single lump sum on the first regularly scheduled payroll date that is at least 60 days following executive’s termination date, based upon monthly premiums as of December 31, 2025.

Definitions

Cause

Under the Executive Severance Plan, “Cause” means that one or more of the following have occurred: (i) the executive’s willful and deliberate failure to substantially perform his or her executive and management duties hereunder to the detriment of the Company for reasons other than employee’s sickness, injury, or disability; (ii) the executive’s willful and deliberate misconduct, which is a material violation of the Company’s written policies and/or results in substantial injury or damage (whether reputational, financial, or otherwise) to the Company; (iii) the executive’s conviction of, or plea of guilty or nolo contendere to, a felony; (iv) the executive’s breach of any restrictive covenant agreement with the Company, including but not limited to, confidentiality noncompete, nonsolicitation and/or nondisclosure covenants; and (v) the executive’s certification of materially inaccurate financial or other information pertaining to the Company with actual knowledge of such inaccuracies on the executive’s part. In no event will the results of operations of the Company or exercise of the executive’s business judgment made in good faith constitute an independent basis for terminating the executive’s employment for Cause.

Change in Control

Under the Executive Severance Plan, a “Change in Control” of the Company generally includes (i) the date any one person, or more than one person acting as a group, acquires ownership of stock of the Company that, together with stock held by such person or group constitutes more than 50% of the total voting power of the stock of the Company. However, if any one person, or more than one person acting as a group, is considered to own more than 50% of the total fair market value or total voting power of the stock of the Company, the acquisition of additional stock by the same person or persons is not considered causing a change in the ownership of the Company or to cause a change in the effective control of the Company; (ii) the date any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Company possessing 50% or more of the total voting power of the stock of the Company; (iii) the date that any one person, or more than one person acting as a group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all the assets of the Company immediately before such acquisition or acquisitions; or (iv) the date a majority of the members of the Board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board before the date of the appointment or election. A more detailed definition of Change in Control is included in the Executive Severance Plan.

Good Reason

Under the Executive Severance Plan, “Good Reason” exists if, without the executive’s consent, any of the following applies: (i) a material diminution in the executive’s duties, responsibilities, or authority; or (ii) a material reduction in base salary (other than a reduction effected on behalf of the Company as part of a general cost-saving strategy that affects similarly situated employees of the Company); or (iii) following a Change in Control, the assignment to the executive of duties significantly inconsistent with, or different from, the executive’s duties and responsibilities existing at the time of the Change in Control.

The executive may terminate his or her employment for “Good Reason” by giving the Company 30 days’ notice of any event or condition that would constitute a basis for “Good Reason” within 90 days of such event or condition first arising. Upon receipt of such notice, the Company will have 30 days to cure, and if not cured within such period, the executive’s termination will be effective upon expiration of the 30-day cure period.

CEO Pay Ratio

Pursuant to Item 402(u) of SEC Regulation S-K, we are required to annually disclose the ratio of the annual total compensation of our CEO to that of our median employee.

For 2025, our last completed fiscal year:

•	The annual total compensation for our median employee, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K was $80,098.

•	The annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table, was $11,128,580.

Based on this information, for 2025 the ratio of the annual total compensation of our CEO to the median employee was approximately 139 to 1.

As permitted by SEC rules, we elected to use the same median employee in 2025 for comparison purposes as we used in 2024, the median employee was identified using the following methodology:

•	We selected December 31, 2024, as the date on which we would identify our median employee because it enabled us to make such identification in an efficient and reasonable manner;

•

We identified our median employee, after accumulating annual base pay, bonus earned, and equity granted (“Annual Total Compensation”) for our entire global employee workforce, excluding our CEO, based on the local currency of the countries in which they were employed for the fiscal year that ended on December 31, 2024;

•

Each employee’s Annual Total Compensation was then converted to U.S. Dollars using average foreign currency rates prevailing during the year, and arrayed high to low to identify our median employee; and

•	We calculated total compensation for the median employee in a similar manner that we calculated compensation for our NEOs for our Summary Compensation Table (“Total Compensation”)

Report of the Compensation Committee

We have reviewed and discussed with the management of the Company the Compensation Discussion and Analysis, which appears in this Amendment No. 1 to the Company’s Annual Report on Form 10-K as is required by Item 402(b) of SEC Regulation S-K.

Based upon such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 and thereby incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Compensation Committee of the Board of Directors

Silvio Tavares, Chair

Gregory Conley

Haiyan Song

Tse Li “Lily” Yang

Director Compensation

After consultation with the Compensation Committee’s independent executive compensation consultant, including an analysis of peer and market practices, the Board sets the director compensation program to align with similar companies in our industry. Periodically, our Board of Directors reviews the competitiveness of our compensation program for non-employee directors.

Based on such analysis, supported by the Compensation Committee’s independent executive compensation consultant, the SSG Committee approved two changes to the director compensation program in August 2025, with such changes effective retroactively as of July 1, 2025. The additional annual retainer cash compensation for Audit Committee member service increased from $7,500 to $14,000, and the annual retainer cash compensation for Compensation Committee member service increased from $7,500 to $10,000. Also, each non-employee director who serves as a committee member is entitled to committee member retainers for each of the respective committees on which they serve.

Our non-employee director compensation program consists of the following:

Cash Compensation(1)
	January 1- June 30, 2025	Effective July 1, 2025
Annual retainer for non-employee director service(2)	$75,000	$75,000
Additional annual retainer for Chair of the Board	$75,000	$75,000
Additional annual retainer for committee member service:
• Audit Committee	$7,500	$14,000
• Compensation Committee	$7,500	$10,000
• Sustainability, Social Responsibility, and Governance Committee	$7,500	$7,500
Additional annual retainer for committee chair service:
• Audit Committee	$16,000	$16,000
• Compensation Committee	$16,000	$16,000
• Sustainability, Social Responsibility, and Governance Committee	$10,000	$10,000
Equity Compensation(3)

		2025

Annual equity		$200,000

(1)	Cash retainers are paid in advance in quarterly installments, subject to such non-employee director’s continued service on the Board.

(2)

A director who is an officer or employee of the Company does not receive additional compensation for serving as a director or committee member. Mr. Shepherd is the only current officer or employee of the Company who serves as a director, and he does not currently serve on any Board committee.

(3)

Each non-employee director receives an annual equity grant in the form of restricted stock as determined by the SSG Committee and approved by the Board, which vests on the day immediately preceding the first annual general meeting of the Company’s shareholders occurring after the award date. Numbers of shares awarded are calculated by dividing the annual equity grant amount by the twenty-day trailing average of our common stock closing share price on Nasdaq (“20-day Trailing Average”), calculated twenty consecutive trading days prior to the award date.

2025 Director Compensation

The following table contains information about the compensation of our non-employee directors for 2025. A director who is an officer or employee of the Company does not receive additional compensation for serving as a director or committee member. Mr. Shepherd is the only current officer or employee of the Company who serves as a director. All amounts have been rounded to the nearest dollar and pro-rated for actual time of service on the Board or committees.

Name	Fees Earned	Stock Awards(1)(2)	Total
Rachel Barger	$88,819	$199,661	$288,480
David Barnes	$101,750	$199,661	$301,411
Gregory Conley	$83,750	$199,661	$283,411
Ronald Cooper(3)	$58,413	$—	$58,413
Marwan Fawaz	$133,599	$199,661	$333,260
Samantha Greenberg	$85,750	$199,661	$285,411
Rajan Naik	$82,500	$199,661	$282,161
Haiyan Song	$87,500	$199,661	$287,161
Silvio Tavares	$106,750	$199,661	$306,411
Tse Li “Lily” Yang	$90,750	$199,661	$290,411

(1)

This column reflects the aggregate grant date fair value of 3,085 shares of restricted stock granted to each non-employee director during the year computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“ASC Topic 718”). The value reported excludes the impact of estimated forfeitures, if any. Assumptions used to determine these amounts are set forth in Note 14 of the Original Filing.

(2)

The aggregate number of restricted stock awards that had not vested as of December 31, 2025, was 3,085 shares for each non-employee director. No other awards held by non-employee directors were outstanding as of that date.

(3)	Mr. Cooper’s term ceased on May 14, 2025, and his compensation is prorated for term of services in 2025.

Share Ownership Policy

In April 2022, the Board established a robust share ownership policy for our non-employee directors, CEO, and Executive Vice Presidents, which was updated in February 2024. Those covered by the policy must attain the minimum ownership level within five years of April 1, 2022 or within five years of their date of appointment, whichever is later. Individuals may not sell any shares of CSG stock that they own, including any net shares received upon the exercise of options or vesting of restricted stock or restricted stock units until the ownership requirements are met, subject to a limited number of exceptions.

The Board and management believe that share ownership aligns the interests of the Company’s non-employee directors, CEO, and Executive Vice Presidents with the interests of shareholders, promotes sound corporate governance, and demonstrates a commitment by leadership to the long-term future of the Company. All non-employee directors, the CEO, and Executive Vice Presidents are in compliance with the ownership policy, subject to applicable grace periods and other transfer limitations.

Below is a summary of the required minimum share ownership levels:

Role	Minimum Ownership Level(1)	Compliance Status as of December 31, 2025
Non-Employee Board Directors	5x annual cash retainer	89%
CEO	6x base salary	100%
Executive Vice Presidents	3x base salary	100%

(1)

Stock value is determined by using a “20-day Trailing Average” ending on the applicable measurement date. Stock ownership for the purpose of compliance with these guidelines includes: shares purchased on the open market, shares obtained through the employee stock purchase plan, shares obtained through stock option exercise (and not thereafter sold), and vested shares of restricted stock or restricted stock units.

Management conducts an annual assessment to determine whether an individual has met the applicable requirements. Failure to comply with the share ownership guidelines will result in consequences to be determined by the Compensation Committee for the CEO, Executive Vice Presidents or the SSG Committee for non-employee directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes certain information about our equity compensation plans as of December 31, 2025 which consists solely of our 2005 Plan and our Third Amended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”):

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average price of outstanding options, warrants, and rights	Number of Securities remaining available for future issuance(2)
Equity Compensation Plans approved by Security Holders	173,896	$—	2,426,866

(1)

Amount represents shares potentially issuable upon settlement of performance-based LTI awards issued under our 2005 Plan. This amount reflects the difference between the maximum number of shares that may be issuable pursuant to the performance-based LTI awards assuming maximum levels of performance are achieved, and the target number of shares that have been already issued as performance-based restricted stock awards, except with respect to performance-based LTI awards where actual performance results were known on December 31, 2025 and the actual number of shares issuable upon settlement is reflected.

(2)	Of the total number of securities remaining available for future issuance, 2,426,866 shares can be used for various types of stock-based awards, as specified in the 2005 Plan.

Beneficial Ownership of Common Stock

Principal Shareholders

The table below sets forth each shareholder known by us to own beneficially more than 5% of our outstanding common stock as of February 28, 2026.

Percentage ownership calculations for beneficial ownership are based on 28,501,936 shares outstanding at the close of business on February 28, 2026.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding
BlackRock, Inc. 50 Hudson Yards New York, New York 10001	4,268,412	(1)	14.98%
The Vanguard Group 100 Vanguard Boulevard Malvern, Pennsylvania 19355	3,202,544	(2)	11.24%

(1)

Based solely on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on April 28, 2025, by reason of advisory and other relationships with persons who own shares of our common stock, BlackRock may be deemed to be the beneficial owner of a total of 4,268,412 shares, with shared voting and dispositive power as to zero shares, sole voting power as to 4,234,700 shares, and sole dispositive power as to 4,268,412 shares.

(2)

Based solely on the Schedule 13G/A filed by The Vanguard Group with the SEC on January 30, 2026, by reason of advisory and other relationships with persons who own shares of our common stock, Vanguard may be deemed to be the beneficial owner of a total of 3,202,544 shares, with shared voting power as to 226,592 shares, shared dispositive power as to 3,202,544 shares, sole voting power as to zero shares, and sole dispositive power as to 3,202,544 shares.

Directors and Executive Officers

The following table sets forth, to our knowledge, the beneficial ownership of common stock held by each director and NEO of the Company (each of whom is included in the 2025 Summary Compensation Table), and other executive officers of the Company, individually, and by all directors and executive officers of the Company as a group, in each case, as of February 28, 2026.

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of common stock issuable upon vesting or exercise of equity awards within 60 days of February 28, 2026. The information is not necessarily indicative of beneficial ownership for any other purpose. Percentage ownership calculations for beneficial ownership are based on 28,501,936 shares outstanding at the close of business on February 28, 2026.

Name	Total Shares of Common Stock Beneficially Owned(1)(2)	Percentage of Common Stock Outstanding
Rachel Barger	14,532	*
David Barnes	40,678	*
Elizabeth Bauer	101,859	*
Rasmani Bhattacharya	68,162	*
Gregory Conley	14,792	*
Ronald Cooper	40,561	*
Chad Dunavant	50,586	*
Marwan Fawaz	34,878	*
Samantha Greenberg	7,808	*
Rajan Naik	28,878	*
Brian Shepherd	575,191	2.02%
Haiyan Song	22,560	*
Lori Szwanek	17,734	*
Silvio Tavares	22,560	*
Hai Tran	129,880	*
Michael Woods	53,197	*
Tse Li “Lily” Yang	18,464	*

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (17 PERSONS)	1,242,320	4.36%

*	Less than 1% of the outstanding common stock.

(1)

All shares reflected are shares of common stock and all persons listed have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.

(2)

Includes restricted shares of common stock administered under the Amended and Restated 2005 Stock Incentive Plan of the Company, which have not vested and are itemized in the table below. Each holder of restricted shares may vote such shares but may not sell, transfer, or encumber such shares until they vest in accordance with the applicable restricted stock award agreement.

Name	Number of Restricted Shares That Have Not Vested as of February 28, 2026
Rachel Barger	3,085
David Barnes	3,085
Elizabeth Bauer	37,709
Rasmani Bhattacharya	32,791
Gregory Conley	3,085
Ronald Cooper	—
Chad Dunavant	23,248
Marwan Fawaz	3,085
Samantha Greenberg	3,085
Rajan Naik	3,085
Brian Shepherd	146,990
Haiyan Song	3,085
Lori Szwanek	10,048
Silvio Tavares	3,085
Hai Tran	48,561
Michael Woods	10,946
Tse Li “Lily” Yang	3,085

TOTAL (17 PERSONS AS A GROUP)	338,058

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Audit Committee of the Board is responsible for reviewing and approving all related party transactions that must be reported under applicable SEC rules. Related party transactions are those (a) involving the Company, (b) in which one of our directors, nominees for director, executive officers, or greater than five percent shareholders, or their immediate family members, have a direct or indirect material interest, and (c) where the amount involved exceeds $120,000 in any fiscal year.

Various policies and procedures of our Company, including the charter of the Audit Committee and annual questionnaires completed by all of our directors and executive officers, require the directors and executive officers to disclose and otherwise identify to the Company the transactions or relationships that could be viewed as constituting potential or actual conflicts of interest or otherwise require disclosure under applicable SEC rules as “related person transactions” between our Company or its subsidiaries and related persons. In determining whether to approve or reject any such transaction, the Audit Committee would consider all relevant facts and circumstances it deems necessary to make a decision, including the nature, type, frequency, and dollar amount(s) involved in the transaction, and the risks, costs, and benefits to the Company.

There were no related party transactions during 2025 and there are not any currently proposed transactions, in which the Company and any related person were or are participants, that would be required to be disclosed pursuant to Item 404 of SEC Regulation S-K.

Director Independence

The Board has determined that each director except Mr. Shepherd, our President and CEO, is an “independent director” as defined in the applicable rules of The Nasdaq Stock Market, Inc. (“Nasdaq”) and applicable rules and regulations of the SEC. We believe that having a Board consisting of predominantly independent, experienced directors with independent oversight by a non-executive Chair (as described below) is in the best interests of the Company and its shareholders.

It is critical that we recruit and nominate independent directors who help achieve the goal of a well-rounded, diverse Board that functions respectfully as a unit. Our Board includes directors who have historical institutional knowledge of the Company and the markets we serve, complemented by directors who bring diversity of experience, perspectives, qualifications, and leadership to address the issues facing the Company. Our Board has made a concerted effort to recruit new directors to achieve the right blend between continuity and new perspectives.

Role of the Independent Compensation Consultant and Management

The Compensation Committee has sole authority and discretion to retain and terminate executive compensation consultants, independent legal counsel, and other advisers to help the committee perform its responsibilities. It also has the sole authority to approve the fees, scope, and other terms of engagement with its executive compensation consultant and other advisers, with full funding provided by the Company. The Compensation Committee is responsible for determining the independence of its executive compensation consultant and other advisers. Management is available on request to assist the compensation consultant by providing historical pay data and perspective on our competitive environment for recruiting managerial talent.

The Compensation Committee has retained Semler Brossy as its independent compensation consultant. In 2025, Semler Brossy attended Compensation Committee meetings, including executive sessions, and provided counsel on various compensation-related matters, including peer group selection, competitive market assessments, and insights into market trends in executive compensation and structuring LTI awards. The Compensation Committee assessed the independence of Semler Brossy pursuant to SEC rules and concluded that their work did not raise any conflicts of interest.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

KPMG LLP has served as our independent registered public accounting firm since 2002 and has been appointed by the Audit Committee to serve in such capacity for 2026.

“Audit Fees” are the aggregate fees billed by KPMG LLP for 2025 and 2024 for professional services rendered for audits of our annual consolidated financial statements and reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q/Form 10-K, as well as for services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements for such periods, such as the attestation on the effectiveness of the Company’s internal control over financial reporting.

“Audit-Related Fees” are the aggregate fees billed by KPMG LLP in 2025 and 2024 for assurance and related services that are reasonably related to the performance of the audits or reviews of the Company’s financial statements and are not reported under “Audit Fees.”

“Tax Fees” are the aggregate fees billed by KPMG LLP in 2025 and 2024 for federal, state, and foreign tax compliance, tax advice, and tax planning services.

	2025	2024
Audit Fees	$2,625,500	$2,603,200
Audit-Related Fees	730,800	726,800
Tax Fees	15,000	14,600

TOTAL FEES	$3,371,300	$3,344,600

Other than as reported above, no other fees were billed by KPMG LLP for 2025 or 2024. All of the services listed above were pre-approved by the Audit Committee under the procedures described below.

Preapproval Policies and Procedures

The Audit Committee charter requires the Audit Committee to approve, before services are performed, all audit and permissible non-audit-related services to be provided to the Company by the Company’s independent registered public accounting firm. The Audit Committee has delegated to its Chair the authority to perform the Audit Committee’s responsibilities with respect to such approvals. The Audit Committee Chair is required to report to the Audit Committee at its next meeting on the manner in which such delegated performance was carried out. Each year since 2002, the engagement of KPMG LLP to provide services to the Company has been approved in advance either by the Audit Committee or by its Chair pursuant to this delegated authority.

The Audit Committee annually evaluates the performance of the independent registered public accounting firm and determines whether to engage the current independent auditors or consider other independent audit firms. Factors considered by the Audit Committee in deciding whether to retain the current independent auditors include:

•	quality of service and sufficiency of resources;

•	communication and interaction; and

•	independence, objectivity, and professional skepticism.

Item 15.	Exhibits, Financial Statement Schedules

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of the Original Filing are listed in the Exhibit Index immediately preceding the signature page of the Original Filing. The exhibits listed in the Exhibit Index below are incorporated by reference herein.

(a) Financial Statements, Financial Statement Schedules, and Exhibits

(1) Financial Statements

No financial statement or supplemental data are filed with this Amendment No. 1. See Index to Financial Statements and Supplemental Data of the Original Filing.

(2) Financial Statement Schedules

None.

(3) Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

(b) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1:

Exhibit Index

Exhibit Number	Description

31.01	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

[XBRL]

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSG SYSTEMS INTERNATIONAL, INC.

By:	/s/ BRIAN A. SHEPHERD
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026