Form 10-Q
period 2026-03-31
CSG SYSTEMS INTERNATIONAL INC
filed 2026-05-07
CIK 1005757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 28,509,904 shares of common stock outstanding.

CSG SYSTEMS INTERNATIONAL, INC.

FORM 10-Q for the Quarter Ended March 31, 2026

Item 1. Financial Information

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$147,324	$180,011
Settlement and merchant reserve assets	329,913	350,390
Trade accounts receivable:
Billed, net of allowance of $2,468 and $3,277	291,947	299,724
Unbilled	78,508	67,888
Income taxes receivable	2,648	3,443
Other current assets	40,158	36,227
Total current assets	890,498	937,683
Non-current assets:
Property and equipment, net of depreciation of $126,877 and $122,947	38,898	42,505
Operating lease right-of-use assets	15,953	16,278
Software, net of amortization of $158,044 and $154,240	16,894	19,716
Goodwill	322,770	324,706
Acquired customer contracts, net of amortization of $149,965 and $148,567	26,142	28,589
Customer contract costs, net of amortization of $51,922 and $50,245	72,361	71,613
Deferred income taxes	79,146	83,630
Other assets	18,733	19,887
Total non-current assets	590,897	606,924
Total assets	$1,481,395	$1,544,607
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Operating lease liabilities	$5,256	$4,837
Customer deposits	41,468	47,633
Trade accounts payable	46,156	45,281
Accrued employee compensation	58,944	81,001
Settlement and merchant reserve liabilities	326,724	348,257
Deferred revenue	56,470	50,738
Income taxes payable	2,174	1,116
Other current liabilities	45,766	71,941
Total current liabilities	582,958	650,804
Non-current liabilities:
Long-term debt, net of unamortized discounts of $9,693 and $10,548	540,307	539,452
Operating lease liabilities	20,033	21,152
Deferred revenue	25,925	29,480
Income taxes payable	2,338	2,371
Other non-current liabilities	15,893	17,649
Total non-current liabilities	604,496	610,104
Total liabilities	1,187,454	1,260,908
Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, par value $.01 per share; 100,000 shares authorized; 28,511 and 28,370 shares outstanding	722	721
Additional paid-in capital	535,739	532,885
Treasury stock, at cost; 42,371 shares	(1,243,972)	(1,243,972)
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(51,876)	(45,042)
Accumulated earnings	1,053,328	1,039,107
Total stockholders' equity	293,941	283,699
Total liabilities and stockholders' equity	$1,481,395	$1,544,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

(in thousands, except per share amounts)

	Quarter Ended
	March 31, 2026	March 31, 2025
Revenue	$313,732	$299,453

Cost of revenue (exclusive of depreciation, shown separately below)	161,805	154,498
Other operating expenses:
Research and development	42,999	40,902
Selling, general and administrative	67,748	62,289
Depreciation	3,999	5,013
Restructuring and reorganization charges	2,109	7,368
Total operating expenses	278,660	270,070
Operating income	35,072	29,383
Other income (expense):
Interest expense	(6,852)	(7,198)
Interest income	1,232	1,912
Loss on debt extinguishment	-	(453)
Other, net	2,809	(2,153)
Total other	(2,811)	(7,892)
Income before income taxes	32,261	21,491
Income tax provision	(8,368)	(5,361)
Net income	$23,893	$16,130

Weighted-average shares outstanding:
Basic	27,798	27,815
Diluted	28,886	28,267

Earnings per common share:
Basic	$0.86	$0.58
Diluted	0.83	0.57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2026	March 31, 2025
Net income	$23,893	$16,130
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,834)	6,823
Other comprehensive income (loss), net of tax	(6,834)	6,823
Total comprehensive income, net of tax	$17,059	$22,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - UNAUDITED

(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2026:
BALANCE, January 1, 2026	28,370	$721	$532,885	$(1,243,972)	$(45,042)	$1,039,107	$283,699
Comprehensive income:
Net income	-	-	-	-	-	23,893
Foreign currency translation adjustments	-	-	-	-	(6,834)	-
Total comprehensive income							17,059
Repurchase of common stock	(49)	(1)	(3,966)	-	-	-	(3,967)
Issuance of restricted common stock pursuant to stock-based compensation plans	203	2	(2)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(13)	-	-	-	-	-	-
Stock-based compensation	-	-	6,822	-	-	-	6,822
Dividends	-	-	-	-	-	(9,672)	(9,672)
BALANCE, March 31, 2026	28,511	$722	$535,739	$(1,243,972)	$(51,876)	$1,053,328	$293,941

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders' Equity
For the Quarter Ended March 31, 2025:
BALANCE, January 1, 2025	28,854	$718	$518,215	$(1,194,224)	$(62,290)	$1,020,150	$282,569
Comprehensive income:
Net income	-	-	-	-	-	16,130
Foreign currency translation adjustments	-	-	-	-	6,823	-
Total comprehensive income							22,953
Repurchase of common stock	(358)	(2)	(12,807)	(9,427)	-	-	(22,236)
Issuance of common stock pursuant to employee stock purchase plan	15	-	769	-	-	-	769
Issuance of restricted common stock pursuant to stock-based compensation plans	608	6	(6)	-	-	-	-
Cancellation of restricted common stock issued pursuant to stock-based compensation plans	(15)	-	-	-	-	-	-
Stock-based compensation	-	-	8,404	-	-	-	8,404
Dividends	-	-	-	-	-	(9,364)	(9,364)
BALANCE, March 31, 2025	29,104	$722	$514,575	$(1,203,651)	$(55,467)	$1,026,916	$283,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Quarter Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$23,893	$16,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation	3,999	5,013
Amortization	13,204	12,164
Loss on debt extinguishment	-	453
(Gain) loss on unrealized foreign currency transactions and other, net	(426)	522
Deferred income taxes	4,234	(2,067)
Stock-based compensation	6,822	8,404
Changes in operating assets and liabilities, net of acquired amounts:
Trade accounts receivable, net	(1,975)	(4,838)
Other current and non-current assets and liabilities	(9,526)	(2,400)
Income taxes payable/receivable	1,816	4,529
Trade accounts payable and accrued liabilities	(45,738)	(33,074)
Deferred revenue	2,534	6,633
Net cash provided by (used in) operating activities	(1,163)	11,469

Cash flows from investing activities:
Purchases of software, property, and equipment	(1,742)	(4,401)
Proceeds from sale of software, property, and equipment	-	152
Net cash used in investing activities	(1,742)	(4,249)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	769
Payments of cash dividends	(18,537)	(9,460)
Repurchases of common stock	(3,967)	(22,396)
Deferred acquisition payments	-	(314)
Proceeds from long-term debt	-	150,625
Payments on long-term debt	-	(150,625)
Payments of debt financing costs	-	(2,258)
Payments on financing obligations	(2,206)	(590)
Settlement and merchant reserve activity	(21,386)	(70,211)
Net cash used in financing activities	(46,096)	(104,460)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(4,178)	2,488

Net decrease in cash, cash equivalents, and restricted cash	(53,179)	(94,752)

Cash, cash equivalents, and restricted cash, beginning of period	532,186	506,763
Cash, cash equivalents, and restricted cash, end of period	$479,007	$412,011

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest	$9,919	$10,181
Income taxes	2,282	2,964

Non-cash investing and financing activities-
Software, property, and equipment included in current and non-current liabilities	9,040	11,526

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$147,324	$136,024
Settlement and merchant reserve assets	329,913	274,228
Restricted cash included in non-current assets	1,770	1,759
Total cash, cash equivalents, and restricted cash	$479,007	$412,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CSG SYSTEMS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

CSG Systems International, Inc. (the "Company", "CSG", or forms of the pronoun "we") have prepared the accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and for the quarters ended March 31, 2026 and 2025, in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position and operating results have been included. The unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) should be read in conjunction with the Consolidated Financial Statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, our “2025 10-K”), filed with the SEC. The results of operations for the quarter ended March 31, 2026 are not necessarily indicative of the expected results for the entire year ending December 31, 2026.

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

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.01 to our 2025 Form 10-K. Additional information about the Merger Agreement and the Merger is set forth in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (“SEC”) on December 16, 2025, as supplemented.

In connection with the proposed Merger, during the quarter ended March 31, 2026, we recognized $9.7 million of transaction-related costs primarily within Selling, General and Administrative expenses ("SG&A") in our unaudited Condensed Consolidated Statements of Income (the "Income Statements"). As of March 31, 2026, we have accrued approximately $19 million of transaction-related costs that will be paid upon closing. We expect to incur additional costs relating to the proposed Merger, such as financial advisory, legal, accounting, retention bonuses, and other professional services fees.

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

Revenue. As of March 31, 2026, our aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $2.3 billion, which is made up of fixed fee consideration and guaranteed minimums expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied). We expect to recognize approximately 65% of this amount by the end of 2028, with the remaining amount recognized by the end of 2036. We have excluded from this amount variable consideration expected to be recognized in the future related to performance obligations that are unsatisfied. The majority of our future revenue is related to our SaaS and related solutions customer contracts that include variable consideration dependent upon a series of monthly volumes and/or daily usage of services and have contractual terms ending from 2026 through 2036. Our customer contracts may include guaranteed minimums and fixed monthly or annual fees.

The nature, amount, timing, and uncertainty of our revenue and how revenue and cash flows are affected by economic factors is most appropriately depicted by revenue type, geographic region, and customer vertical.

Revenue by type for the quarters ended March 31, 2026 and 2025 was as follows (in thousands):

	Quarter Ended
	March 31, 2026	March 31, 2025
SaaS and related solutions	$286,870	$269,940
Software and services	15,005	18,623
Maintenance	11,857	10,890
Total revenue	$313,732	$299,453

We use the location of the customer as the basis of attributing revenue to geographic regions. Revenue by geographic region for the quarters ended March 31, 2026 and 2025, as a percentage of our total revenue, was as follows:

	Quarter Ended
	March 31, 2026	March 31, 2025
Americas (principally the U.S.)	86%	87%
Europe, Middle East, and Africa	9%	9%
Asia Pacific	5%	4%
Total revenue	100%	100%

We generate our revenue primarily from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities. Revenue by customer vertical for the first quarters ended March 31, 2026 and 2025, as a percentage of our total revenue, was as follows:

	Quarter Ended
	March 31, 2026	March 31, 2025
Broadband/Cable/Satellite	48%	50%
Telecommunications	17%	17%
Other	35%	33%
Total revenue	100%	100%

Deferred revenue recognized during the quarters ended March 31, 2026 and 2025 was $23.8 million and $19.7 million, respectively.

On July 5, 2025, we terminated a master services agreement (the “MSA”) for one of our implementation projects in the Latin America region on the basis that the customer unlawfully renounced its obligations under the MSA. During 2025, we stopped implementation work on the project. As of March 31, 2026, we had accounts receivable of $18.1 million ($1.3 million billed and $16.8 million unbilled) related to this implementation project and we intend to pursue any and all available remedies to recover the amounts outstanding. As of the date of this filing, we do not believe there has been an impairment to the carrying values of the assets and believe such amounts are recoverable per the terms of the MSA or as a matter of common law.

Cash and Cash Equivalents. We consider all highly liquid investments with original maturities of three months or less as of the date of purchase to be cash equivalents. As of March 31, 2026 and December 31, 2025, our cash equivalents consist primarily of time deposits held at major banks. For the cash and cash equivalents denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in running our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

Restricted Cash. Restricted cash includes cash that is legally or contractually restricted, as well as our settlement and merchant reserve assets (discussed below). The nature of the restrictions on our settlement and merchant reserve assets consists of contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances, and our intention is to continue to do so. As of each of March 31, 2026 and December 31, 2025, we had $1.8 million of restricted cash, that mainly serves to collateralize bank and performance guarantees included in other non-current assets on our unaudited Condensed Consolidated Balance Sheets (“Balance Sheets” or “Balance Sheet”).

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

The following table summarizes our settlement and merchant reserve assets and liabilities as of the indicated periods (in thousands):

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Settlement assets/liabilities	$315,417	$312,228	$312,424	$310,291
Merchant reserve assets/liabilities	14,496	14,496	37,966	37,966
Total	$329,913	$326,724	$350,390	$348,257

Financial Instruments. Our financial instruments as of March 31, 2026 and December 31, 2025 include cash and cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, accounts payable, and debt. Due to their short maturities, the carrying amounts of cash equivalents, settlement and merchant reserve assets and liabilities, accounts receivable, and accounts payable approximate their fair value.

We have chosen not to record our debt at fair value, with changes recognized in earnings each reporting period. The following table indicates the carrying value and estimated fair value of our debt as of the indicated periods (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Credit Agreement (carrying value)	$125,000	$125,000	$125,000	$125,000
2023 Convertible Notes (par value)	425,000	517,438	425,000	504,422

The fair value of our convertible notes was estimated based upon quoted market prices or recent sales activity, while the fair value of our credit agreement was estimated using a discounted cash flow methodology, both of which are considered Level 2 inputs. See Note 6 for a discussion regarding our debt.

Accounting Pronouncements Issued but Not Yet Effective. In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires entities to disclose disaggregated information about certain income statement expense line items in the notes to their financial statements on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently in the process of evaluating the impact of this ASU on our Financial Statements and related disclosures.

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

4. SEGMENT REPORTING AND CUSTOMER CONCENTRATION

Segment Information. Our Chief Operating Decision Maker ("CODM") is our President and Chief Executive Officer. We have evaluated how our CODM has organized the Company for purposes of making operating decisions, preparing budgets and forecasts, setting targets, allocating resources, and assessing performance. Our CODM manages all business activities on a consolidated basis, and as a result, we have concluded that as of March 31, 2026, there is one reportable segment.

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

We regularly provide our CODM a reporting package that shows our results by functional expense, similar to our Income Statements. However, for purposes of this reporting package, depreciation is included in these functional expense categories, rather than broken out separately. Additionally, certain expenses such as restructuring and reorganization charges, executive transition costs, and acquisition-related charges, along with non-cash charges such as stock-based compensation and amortization of acquired intangibles, are excluded. The following table provides the significant expenses that are regularly provided to our CODM for our one segment, the required disclosable amounts that are included in consolidated net income, and a reconciliation to consolidated net income for the quarters ended March 31, 2026 and 2025:

	Quarter Ended
	March 31, 2026	March 31, 2025
Revenue	$313,732	$299,453
Less:
Cost of revenue:
Transaction fees	29,350	27,901
All other (1)	129,979	125,233
Total cost of revenue	159,329	153,134
Research and development (1)	40,826	39,816
Selling and marketing (1)	31,708	26,673
General and administrative (1)	24,958	28,356
Restructuring and reorganization charges (1)	2,109	7,368
Stock-based compensation	6,935	8,712
Acquisition-related costs (2)	12,795	6,012
Other segment items (3)	(4,041)	693
Interest expense	6,852	7,198
Income tax provision	8,368	5,361
Segment net income	23,893	16,130
Reconciliation of profit or loss:
Adjustments and reconciling items	-	-
Consolidated net income	$23,893	$16,130
(1)
These functional expense lines include depreciation expense, which is presented separately on our Income Statements.
(2)
Acquisition-related costs include amortization of acquired intangible assets, earn-out compensation, and transaction-related costs.
(3)
Other segment items include interest income, loss on extinguishment of debt, and foreign currency gains/losses.

Depreciation expense and interest income are separately disclosed on our Income Statements. Amortization expense is separately disclosed on our unaudited Condensed Consolidated Statements of Cash Flows ("Statements of Cash Flows") and is discussed in Note 5.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill. The changes in the carrying amount of goodwill for the first quarter of 2026 were as follows (in thousands):

January 1, 2026, balance	$324,706
Effects of changes in foreign currency exchange rates	(1,936)
March 31, 2026, balance	$322,770

Other Intangible Assets. Our other intangible assets subject to ongoing amortization consist of acquired customer contracts and software. As of March 31, 2026 and December 31, 2025, the carrying values of these assets were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Acquired customer contracts	$176,107	$(149,965)	$26,142	$177,156	$(148,567)	$28,589
Software	174,938	(158,044)	16,894	173,956	(154,240)	19,716
Total other intangible assets	$351,045	$(308,009)	$43,036	$351,112	$(302,807)	$48,305

The total amortization expense related to other intangible assets for the first quarters of 2026 and 2025 was $6.4 million and $6.6 million, respectively. Based on the March 31, 2026 net carrying value of our intangible assets, the estimated total amortization expense for each of the five succeeding fiscal years ending December 31 will be: 2026 - $21.7 million; 2027 - $10.3 million; 2028 - $5.7 million; 2029 - $4.2 million; and 2030 - $3.1 million.

Customer Contract Costs. As of March 31, 2026 and December 31, 2025, the carrying values of our customer contract cost assets, related to those contracts with a contractual term greater than one year, were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer contract costs	$124,283	$(51,922)	$72,361	$121,858	$(50,245)	$71,613

The total amortization expense related to customer contract costs for the first quarters of 2026 and 2025 was $6.0 million and $4.7 million, respectively.

6. DEBT

As of March 31, 2026 and December 31, 2025, our long-term debt was as follows (in thousands):

	March 31, 2026	December 31, 2025
2025 Credit Agreement:
$600 million revolving loan facility, due March 2030, interest at adjusted SOFR plus applicable margin (combined rate of 5.148% at March 31, 2026)	$125,000	$125,000
Less – deferred financing costs	(2,495)	(2,650)
2025 Credit Agreement, net of unamortized discounts	122,505	122,350
2023 Convertible Notes:
2023 Convertible Notes – senior unsecured convertible notes, due September 2028, cash interest at 3.875%	425,000	425,000
Less – deferred financing costs	(7,198)	(7,898)
2023 Convertible Notes, net of unamortized discounts	417,802	417,102
Total debt, net of unamortized discounts	540,307	539,452
Current portion of long-term debt	-	-
Long-term debt, net of unamortized discounts	$540,307	$539,452

2025 Credit Agreement. During the first quarter of 2026, we made no repayments on our $600.0 million aggregate principal five-year revolving loan facility (the "2025 Revolver"). As of March 31, 2026, we had $125.0 million outstanding on our 2025 Revolver leaving $475.0 million available to us.

As of March 31, 2026, our interest rate on the 2025 Revolver was 5.148% (adjusted SOFR plus 1.475% per annum) and our commitment fee on the unused $475.0 million 2025 Revolver was 0.150%.

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

We are required to satisfy our conversion obligation as follows: (i) paying cash up to the aggregate principal amount of notes to be converted; and (ii) to the extent the value of our conversion obligation exceeds the par value, we will satisfy the remaining conversion obligation in our common stock, cash, or a combination thereof, at our election. As of March 31, 2026, none of the conditions to early convert have been met.

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

In connection with the pricing of the 2023 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers of the 2023 Convertible Notes and other financial institutions (collectively, the “Option Counterparties”). As of March 31, 2026, all the Capped Call Transactions were outstanding and cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2023 Convertible Notes, 5.98 million shares of our common stock, the same number of shares of common stock underlying the 2023 Convertible Notes. The Capped Call Transactions will expire upon the maturity of the 2023 Convertible Notes.

If the Merger discussed in Note 2 is consummated, this would result in a conversion trigger for the note holders. The Capped Call Transactions entered into in connection with the pricing of the 2023 Convertible Notes are expected to be unwound if the Merger is consummated.

Other. We finance certain of our internal use software. As of March 31, 2026 and December 31, 2025, we had $9.0 million and $11.4 million, respectively, outstanding under our existing financing agreements, of which $6.3 million and $7.1 million, respectively, were included in other current liabilities with the remaining included in other non-current liabilities in our Balance Sheets. These arrangements are treated as non-cash investing and financing activities for purposes of our Statements of Cash Flows.

7. ACQUISITIONS

iCheckGateway.com, LLC. On June 3, 2024, we acquired 100% of the equity of iCheckGateway.com, LLC (“iCG”), an ACH and credit card payment processing company. The iCG acquisition includes provisions for up to $15.0 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through June 3, 2027. During 2025, we made earn-out payments of $5.0 million. As of March 31, 2026, we have accrued $4.8 million related to potential future earn-out payments, included in other current liabilities on our Balance Sheet.

DGIT Systems Pty Ltd. On October 4, 2021, we acquired DGIT Systems Pty Ltd (“DGIT”), a provider of configure, price and quote (CPQ), and order management solutions for the telecommunications industry. The DGIT acquisition includes provisions for up to approximately $12 million of potential future earn-out payments. The earn-out payments are tied to performance-based goals and a defined service period and are accounted for as post-acquisition compensation, as applicable. The earn-out period is through December 31, 2026. Through March 31, 2026, $11.6 million of the earn-out had been achieved and was paid, including $10.9 million paid in the first quarter of 2026.

8. RESTRUCTURING AND REORGANIZATION CHARGES

During the first quarters of 2026 and 2025, we recorded restructuring and reorganization charges of $2.1 million and $7.4 million, respectively.

During the first quarter of 2026, we reduced our global workforce by approximately 40 employees as part of reorganization activities focused on cost efficiency actions to optimize our capacity and better align our resources. As a result, we incurred restructuring and reorganization charges related to involuntary terminations of $1.3 million.

The activity in the restructuring and reorganization reserves during the first quarter of 2026 was as follows (in thousands):

	Termination Benefits	Other	Total
January 1, 2026, balance	$1,912	$1,260	$3,172
Charged to expense during period	1,342	767	2,109
Cash payments	(2,897)	(1,895)	(4,792)
Other	48	-	48
March 31, 2026, balance	$405	$132	$537

During the first quarter of 2026, we paid the final $1.2 million related to the exit of a reseller agreement that was acquired with the acquisition of Forte Payment Systems, Inc. in 2018.

As of March 31, 2026, all restructuring and reorganization reserves were included in current liabilities.

9. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Guarantees. In the ordinary course of business, we may provide guarantees in the form of bid bonds or performance bonds. As of March 31, 2026, we had $1.8 million of restricted assets used to collateralize these guarantees, which are included in other non-current assets on our Balance Sheet.

We have performance guarantees in the form of surety bonds, along with money transmitter bonds, issued through third-parties that are not required to be reflected on our Balance Sheets. As of March 31, 2026, we had performance guarantees of $3.7 million. We are ultimately liable for claims that may occur against these guarantees. We have no history of material claims or are aware of circumstances that would require us to pay under any of these arrangements. We also believe that the resolution of any claim that may arise in the future, either individually or in the aggregate, would not be material to our Financial Statements. As of March 31, 2026, we had total aggregate money transmitter bonds of $25.6 million outstanding. These money transmitter bonds are for the benefit of various states to comply with the states’ financial requirements and industry regulations for money transmitter licenses.

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

Claims for Company Non-performance. Our arrangements with our customers typically limit our liability for breach to a specified amount of the direct damages incurred by the customer resulting from the breach. From time-to-time, these arrangements may also include provisions for possible liquidated damages or other financial remedies for our non-performance, or in the case of certain of our solutions, provisions for damages related to service level performance requirements. The service level performance requirements typically relate to system availability and timeliness of service delivery. As of March 31, 2026, we believe we have adequate reserves, based on our historical experience, to cover any reasonably anticipated exposure as a result of our non-performance for any past or current arrangements with our customers.

Sales and Use Tax. In the ordinary course of business, we are, from time to time, subject to audits performed by state taxing authorities. We continually assess our sales and use tax exposure and as of March 31, 2026, we believe that we have adequate reserves to cover any taxes owed and related penalties and interest. While we believe that the assumptions and estimates used to determine these liabilities are reasonable, the ultimate outcome of these matters cannot be certain, and we will adjust these estimated liabilities as new information becomes available.

Indemnifications Related to Officers and the Board of Directors. Other guarantees include promises to indemnify, defend, and hold harmless our directors, and certain officers. Such indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is, was, or has agreed to be a director or officer, in connection with the investigation, defense, and settlement of any threatened, pending, or contemplated action, suit, proceeding, or claim. We maintain directors’ and officers’ (“D&O”) insurance coverage to protect against such losses. We have not historically incurred any losses related to these types of indemnifications and are not aware of any pending actions or claims against any officer or member of the Board. As a result, we have not recorded any liabilities related to such indemnifications as of March 31, 2026. In addition, as a result of the insurance policy coverage, we believe these indemnification agreements are not significant to our results of operations.

Legal Proceedings. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.

10. EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share (“EPS”) amounts are presented on the face of our Income Statements.

The reconciliation of the basic and diluted EPS denominators related to common shares is included in the following table (in thousands):

	Quarter Ended
	March 31, 2026	March 31, 2025
Basic weighted-average common shares	27,798	27,815
Dilutive effect of restricted common stock	413	452
Dilutive effect of the 2023 Convertible Notes	675	-
Diluted weighted-average common shares	28,886	28,267

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

11. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLANS

Stock Repurchase Program. We currently have a stock repurchase program, approved by our Board, authorizing us to repurchase shares of our common stock from time-to-time as market and business conditions warrant (the “Stock Repurchase Program”). Upon the announcement of the Merger Agreement, we have ceased any further repurchases.

During the first quarter of 2025 we repurchased approximately 153,000 shares of our common stock for $9.6 million (weighted-average price of $62.65 per share), respectively, under a SEC Rule 10b5-1 Plan. The excise tax imposed on share repurchases, which is included as a cost of treasury stock, is not reflected in these amounts.

Stock Repurchases for Tax Withholdings. In addition to the above-mentioned stock repurchases, during the first quarters of 2026 and 2025, we repurchased and then cancelled approximately 49,000 shares of common stock for $4.0 million and approximately 204,000 shares of common stock for $12.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plan.

Cash Dividends. During the first quarter of 2026, our Board approved a quarterly cash dividend of $0.34 per share of common stock, totaling $9.7 million. During the first quarter of 2025, our Board approved a quarterly cash dividend of $0.32 per share of common stock, totaling $9.4 million. As of March 31, 2026 and 2025, we had $0.9 million and $10.2 million, respectively, of dividends accrued, which are included in other current and non-current liabilities in our Balance Sheets. The decrease in accrued dividends in 2026 relates primarily to the payment of our first quarter of 2026 dividend, made to shareholders on April 1, 2026, being paid to our transfer agent at the end of the quarter.

Stock-Based Awards. During the first quarter of 2026, we granted restricted stock awards to key members of management in the form of time-based awards of approximately 173,000 restricted common stock shares, which vest in the first quarter of 2027, with no restrictions other than the passage of time. Certain of these awards may vest (i.e., vesting accelerates) upon the involuntary termination of employment, a change in control (as defined) and the subsequent involuntary termination of employment, or death.

We recorded stock-based compensation for the first quarters of 2026 and 2025 of $6.8 million and $8.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this MD&A should be read in conjunction with the Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in our 2025 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q that address results or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements include, but are not limited to, statements relative to our future plans, our financial condition, and our expectations concerning our business and the industries we serve, and the Company’s expectations, plans, intentions, strategies or prospects with respect to the proposed Merger. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “hope,” “hopeful,” “likely,” “may,” “optimistic,” “possible,” “potential,” “preliminary,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Forward-looking statements are made based upon management’s current expectations and beliefs and are not guarantees of future performance. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. These factors include, but are not limited to the following: we derive a significant portion of our revenue from a limited number of customers, with approximately forty percent of our revenue from our two largest customers; fluctuations in credit market conditions, general global economic and political conditions, and foreign currency exchange rates; our ability to maintain a reliable, secure computing environment; continued market acceptance of our products and services; our ability to continuously develop and enhance products in a timely, cost-effective, technically advanced and competitive manner; our ability to deliver its solutions in a timely fashion within budget, particularly large and complex software implementations; our dependency on the global telecommunications industry, and in particular, the North American telecommunications industry; our ability to meet our financial expectations; increasing competition in our market from companies of greater size and with broader presence; our ability to successfully integrate and manage acquired businesses or assets to achieve expected strategic, operating and financial goals; our ability to protect its intellectual property rights; our ability to conduct business in the international marketplace; our ability to comply with applicable U.S. and International laws and regulations; the ability of the parties to the Merger to complete the proposed Merger on the anticipated terms and timing, or at all, the satisfaction or waiver of other conditions to the completion of the proposed Merger, including obtaining required regulatory approvals; the risk that our stock price may fluctuate during the pendency of the proposed Merger and may decline if the proposed Merger is not completed; potential litigation relating to the proposed Merger that could be instituted against us or our directors, managers or officers, including the delay, expense or other effects of any outcomes related thereto; the risk that disruptions from the proposed Merger will harm our business, including current plans and operations, including during the pendency of the proposed Merger; our ability to retain, motivate, and hire key personnel; the diversion of management’s time and attention from ordinary course business operations to completion of the proposed Merger and integration matters; potential adverse reactions or changes to business relationships resulting from the announcement, pendency or completion of the proposed Merger; legislative, regulatory and economic developments; potential business uncertainty, including changes to existing business relationships, during the pendency of the proposed Merger that could affect our financial performance; certain restrictions during the pendency of the proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, outbreaks of war or hostilities or global pandemics, as well as management’s response to any of the aforementioned factors; the possibility that the proposed Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; unexpected costs, liabilities or delays associated with the Merger; the response of competitors to the Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed Merger, including in circumstances requiring us to pay a termination fee; the ability to realize the anticipated benefits of the Merger, including the expected synergies and cost saving; the possibility that competing or superior acquisition proposals for the Company will be made; and risks identified under the heading “Risk Factors,” in our 2025 Form 10-K and in our subsequent filings with the SEC. You should not rely upon forward-looking statements as predictions of future events. Actual results and outcomes could differ materially from the results described in or implied by such forward looking statements. Forward-looking statements speak only as of the date hereof, and, except as required by law, we undertake no obligation to update or revise these forward-looking statements.

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

As discussed in Note 3 to our Financial Statements, we generate a majority of our revenue from the global communications markets; however, we serve an expanding group of customers in other markets including retail, financial services, healthcare, insurance, and government entities.

We are a member of the S&P Small Cap 600 and Russell 2000 indices.

Plan of Merger

On October 29, 2025, we entered into a Merger Agreement with NEC and Merger Sub. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into CSG, with CSG continuing as the surviving corporation as a wholly owned subsidiary of NEC.

Our Board unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. On January 30, 2026, our stockholders approved the adoption of the Merger Agreement at the special meeting of our stockholders convened for such purpose. The closing of the Merger is expected to occur by the end of 2026, subject to the satisfaction of the remaining customary closing conditions and required regulatory approvals.

If the Merger is consummated, CSG shares will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended.

During the first quarter of 2026, in connection with the proposed Merger, we have recognized $9.7 million of acquisition-related costs primarily within Selling, General and Administrative expenses (“SG&A”) in our Income Statement. As of March 31, 2026, we have approximately $19 million of acquisition-related expenses accrued, which will be paid upon closing. We expect to continue to incur additional costs relating to the proposed Merger, such as financial advisory, legal, accounting, and other professional services fees, along with retention bonuses. Future costs cannot be estimated at this time.

Information about the Merger Agreement and the Merger is set forth in our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 16, 2025, as supplemented. See Note 2 to our Financial Statements for additional information.

Macroeconomic Outlook

Current geopolitical and economic uncertainties, including war, conflicts, inflation, tariffs and changes in trade policy, supply chain disruptions, and labor shortages, could adversely affect our business. The potential impact to our business could depend on multiple factors, including the duration, severity, and scope of these conditions, including the potential expansion of tariffs, retaliatory measures by impacted exporting countries, inflationary effects, and broader macroeconomic responses. Because we cannot predict the impact these events could have on current economic conditions or our business, there is no assurance that we will be able to fully mitigate the financial and competitive impacts related to such uncertainties, any of which could have a material adverse effect on our results of operations.

Management Overview of Quarterly Results

First Quarter Highlights. A summary of our results of operations for the first quarter of 2026, when compared to the first quarter of 2025, was as follows (in thousands, except per share amounts and percentages):

	Quarter Ended
	March 31, 2026	March 31, 2025
Revenue	$313,732	$299,453
Transaction fees (1)	29,350	27,901
Operating results:
Operating income	$35,072	$29,383
Operating margin percentage	11.2%	9.8%
Diluted EPS	$0.83	$0.57
Supplemental data:
Restructuring and reorganization charges (2)	$2,109	$7,368
Acquisition-related costs:
Amortization of acquired intangible assets	3,107	3,453
Earn-out compensation	-	2,559
Transaction-related costs	9,688	-
Stock-based compensation (2)	6,935	8,712
Loss on extinguishment of debt	-	453
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

Revenue. Revenue for the first quarter of 2026 was $313.7 million, a 4.8% increase when compared to revenue of $299.5 million for the first quarter of 2025. The increase in revenue was primarily attributed to the continued growth of our SaaS and related solutions revenue.

Operating Results. Operating income for the first quarter of 2026 was $35.1 million, or an 11.2% operating margin percentage, compared to $29.4 million, or a 9.8% operating margin percentage for the first quarter of 2025. The increase in operating income was mainly attributed to higher revenue.

Diluted EPS. Diluted EPS for the first quarter of 2026 was $0.83 compared to $0.57 for the first quarter of 2025, with the increase mainly attributed to higher operating income and foreign currency movements.

Cash and Cash Flows. As of March 31, 2026, we had cash and cash equivalents of $147.3 million, as compared to $180.0 million as of December 31, 2025. Our cash flows used in operating activities for the first quarter of 2026 were ($1.2) million. See the Liquidity section below for further discussion of our cash flows.

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

Customer Concentration. We have significant customer concentration, with the following two customers exceeding 10% of our revenue (in thousands, except percentages):

	Quarter Ended
	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Charter	$58,768	19%	$61,781	19%	$57,602	19%
Comcast	52,008	17%	52,248	16%	52,759	18%

The percentages of net billed accounts receivable balances attributable to these customers as of the dates indicated were as follows:

	As of
	March 31, 2026	December 31, 2025	March 31, 2025
Charter	17%	18%	20%
Comcast	15%	15%	17%

See our 2025 10-K for additional discussion of our business relationships and contractual terms with Charter and Comcast.

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

As of March 31, 2026, we had accounts receivable of $18.1 million ($1.3 million billed and $16.8 million unbilled) related to this project. As of the date of this filing, we do not believe there has been an impairment to the carrying values of the assets and believe such amounts are recoverable per the terms of the MSA or as a matter of common law. However, if we are not successful in collecting the amount expected under the terms of the MSA or as a matter of common law, it is possible that an impairment of these assets could result.

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

We have identified the most critical accounting policies and estimates that affect our financial position and the results of our operations. Those critical accounting policies and estimates were determined by considering the accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting policies and estimates identified relate to the following items: (i) revenue recognition; (ii) income taxes; and (iii) loss contingencies. These critical accounting policies, as well as our other significant accounting policies, are discussed in our 2025 10-K.

Results of Operations

Revenue. Total revenue for the first quarter of 2026 was $313.7 million, a 4.8% increase when compared to $299.5 million for the first quarter of 2025.

Revenue by type for the first quarters of 2026 and 2025 was as follows (in thousands):

	Quarter Ended
	March 31, 2026	March 31, 2025
SaaS and related solutions	$286,870	$269,940
Software and services	15,005	18,623
Maintenance	11,857	10,890
Total revenue	$313,732	$299,453

The increase in revenue was primarily due to the continued growth of our SaaS and related solutions revenue, which more than offset lower professional services revenue for the first quarter of 2026.

We use the location of the customer as the basis of attributing revenue to individual countries. Revenue by geographic region for the first quarters of 2026 and 2025 was as follows (in thousands):

	Quarter Ended
	March 31, 2026	March 31, 2025
Americas (principally the U.S.)	$269,816	$259,347
Europe, Middle East, and Africa	28,694	27,035
Asia Pacific	15,222	13,071
Total revenue	$313,732	$299,453

Total Operating Expenses. Total operating expenses for the first quarter of 2026 were $278.7 million, a 3.2% increase when compared to $270.1 million for the first quarter of 2025. The increase in total operating expenses in the first quarter of 2026 is reflective of the increase in revenue between periods and was also impacted by the $9.7 million of transaction-related acquisition costs recognized in the first quarter of 2026 related to the proposed Merger, partially offset by a $5.3 million decrease in restructuring and reorganization charges and a $2.6 million decrease in acquisition-related earn-out compensation.

The components of total operating expenses are discussed in more detail below.

Cost of Revenue (Exclusive of Depreciation). The cost of revenue for the first quarter of 2026 was $161.8 million, a 4.7% increase when compared to $154.5 million for the first quarter of 2025. The increase in cost of revenue is reflective of the increase in SaaS and related solutions revenue between periods. Additionally, the increase is also due to the completion or near completion of several SaaS implementation projects, resulting in lower deferred costs during the first quarter of 2026. Total cost of revenue as a percentage of revenue for the first quarters of 2026 and 2025 was 51.6% for each period.

R&D Expense (Exclusive of Depreciation). R&D expense for the first quarter of 2026 was $43.0 million, a 5.1% increase when compared to $40.9 million for the first quarter of 2025. The increase in R&D expense in the first quarter of 2026 is mainly attributed to the continued investment in the development of our SaaS platforms, as delivering future-ready solutions that have best-in-industry innovation (including new AI capabilities) is a key competitive advantage for us. As a percentage of total revenue, R&D expense for the first quarters of 2026 and 2025 was 13.7% for each period.

Selling, General, and Administrative ("SG&A") Expense (Exclusive of Depreciation). SG&A expense for the first quarter of 2026 was $67.7 million, an 8.8% increase when compared to $62.3 million for the first quarter of 2025. The increase in SG&A expense during the first quarter of 2026 is mainly attributed to acquisition-related costs as during the first quarter of 2026, we recognized approximately $7 million of transaction-related costs related to the proposed Merger, which were partially offset by approximately $2 million of earn-out compensation recognized in the first quarter of 2025. As a percentage of total revenue, SG&A expense for the first quarters of 2026 and 2025 was 21.6% and 20.8%, respectively.

Depreciation. Depreciation expense for the first quarter of 2026 was $4.0 million, a $1.0 million decrease when compared to $5.0 million for the first quarter of 2025. This decrease can be primarily attributed to the decreased level of capital expenditures we have made over the past several years and to a lesser degree, the closure of our design and delivery center in Crawfordville, Florida in August 2025.

Restructuring and Reorganization Charges. Restructuring and reorganization charges for the first quarter of 2026 were $2.1 million, a $5.3 million decrease when compared to $7.4 million for the first quarter of 2025. The restructuring and reorganization charges for the first quarter of 2026 relate mainly to continued cost efficiency actions to optimize our capacity and better align resources. See Note 8 to our Financial Statements for additional discussion.

Operating Income. Operating income for the first quarter of 2026 was $35.1 million, or 11.2% of total revenue, compared to $29.4 million, or 9.8% of total revenue for the first quarter of 2025. The increase in operating income is mainly attributed to higher revenue generated in the first quarter of 2026 and lower restructuring and reorganization charges between periods, which were partially offset by the increase in acquisition-related costs, discussed above.

Interest Income. Interest income for the first quarter of 2026 was $1.2 million, a $0.7 million decrease when compared to $1.9 million for the first quarter of 2025. This decrease is primarily attributed to lower cash balances being swept into overnight money market accounts on a daily basis.

Loss on Extinguishment of Debt. In March 2025, we entered into the 2025 Credit Agreement, which replaced the 2021 Credit Agreement. As a result, we incurred a loss of $0.5 million related to the write-off of debt issuance costs.

Other, net. Other, net for the first quarter of 2026 was $2.8 million of other income, a $5.0 million change from $2.2 million of other expense for the first quarter of 2025, with the change primarily attributed to foreign currency movements.

Income Tax Provision. The effective income tax rates for the first quarters of 2026 and 2025 were 26% and 25%, respectively. Our estimated full year 2026 effective income tax rate is approximately 27%.

Liquidity

Cash and Liquidity. As of March 31, 2026, our principal sources of liquidity included cash and cash equivalents of $147.3 million, compared to $180.0 million as of December 31, 2025.

As part of our 2025 Credit Agreement, we have a $600.0 million senior secured revolving loan facility with a syndicate of financial institutions that expires in March 2030, the 2025 Revolver. As of March 31, 2026, we had $125.0 million outstanding leaving $475.0 million available to us. The 2025 Credit Agreement contains customary affirmative, negative, and financial covenants. As of March 31, 2026, and the date of this filing, we believe we are in compliance with the provisions of the 2025 Credit Agreement.

Our cash and cash equivalents balances as of the end of the indicated periods were located in the following geographical regions (in thousands):

	March 31, 2026	December 31, 2025
Americas (principally the U.S.)	$99,290	$124,547
Europe, Middle East, and Africa	32,676	41,128
Asia Pacific	15,358	14,336
Total cash and cash equivalents	$147,324	$180,011

We generally have ready access to substantially all of our cash and cash equivalents, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.

As of March 31, 2026 and December 31, 2025, we had $1.8 million in each period, of cash restricted as to use primarily to collateralize guarantees included in our non-current asset balance. In addition, as of March 31, 2026 and December 31, 2025, we had $329.9 million and $350.4 million, respectively, of settlement and merchant reserve assets which are deemed restricted due to contractual restrictions with the merchants and restrictions arising from our policy and intention. It has historically been our policy to segregate settlement and merchant reserve assets from our operating cash balances, and we intend to continue to do so.

Cash Flows from Operating Activities. We calculate our cash flows from operating activities beginning with net income, adding back the impact of non-cash items or non-operating activity (e.g., depreciation, amortization, impairments, gain/loss on items such as investments, lease modifications, and debt extinguishments/conversions, unrealized foreign currency transactions gain/loss, deferred income taxes, stock-based compensation, etc.), and then factoring in the impact of changes in operating assets and liabilities. See our 2025 10-K for a description of the primary uses and sources of our cash flows from operating activities.

Our cash flows from operating activities, broken out between operations and changes in operating assets and liabilities, for the indicated quarterly periods are as follows (in thousands):

	Operations	Changes in Operating Asset and Liabilities	Net Cash Provided by (Used in) Operating Activities – Totals
Cash Flows from Operating Activities:
2026:
March 31 (1)	$51,726	$(52,889)	$(1,163)

2025:
March 31 (2)	$40,619	$(29,150)	$11,469
(1)
Cash flows from operating activities for the first quarter of 2026 were negatively impacted by unfavorable working capital changes, to include the impact of the payment of the 2025 year-end accrued employee incentive compensation and payment of the DGIT earnout compensation (See Note 7 to our Financial Statements).
(2)
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

Significant fluctuations in key operating assets and liabilities between 2026 and 2025 that impacted our cash flows from operating activities are as follows:

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

Our gross and net billed trade accounts receivable and related allowance for expected losses (“Allowance”) as of the end of the indicated quarterly periods, and the related DBOs for the quarters then ended, are as follows (in thousands, except DBOs):

Quarter Ended	Gross	Allowance	Net Billed	DBOs
2026:
March 31	$294,415	$(2,468)	$291,947	70

2025:
March 31	$269,326	$(4,152)	$265,174	66

As of each of March 31, 2026 and 2025, approximately 96% of our net billed trade accounts receivable balances were less than 60 days past due.

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

Unbilled Trade Accounts Receivable

Unbilled trade accounts receivable (current and non-current) increased $9.4 million to $86.1 million as of March 31, 2026, from $76.7 million as of December 31, 2025. These unbilled trade accounts receivable balances relate primarily to implementation projects where various milestone billing dates have not yet been reached or are delayed and to timing related to billing cutoff or contractual billing dates. As discussed in Contract Termination above, as of March 31, 2026, $16.8 million of the unbilled trade accounts receivable balance is related to an implementation project for a contract that we terminated 2025. Unbilled trade accounts receivable are an inherent characteristic of certain software and services transactions and may fluctuate between quarters, as these types of transactions typically have scheduled invoicing terms over several quarters, as well as certain milestone billing events.

Accrued Employee Compensation

Accrued employee compensation decreased $22.1 million to $58.9 million as of March 31, 2026, from $81.0 million as of December 31, 2025, due primarily to the payment of the 2025 employee incentive compensation during the first quarter of 2026 that was fully accrued at December 31, 2025.

Cash Flows from Investing Activities. Our typical investing activities consist of purchases of software, property, and equipment, which are discussed below.

Purchases of Software, Property, and Equipment

Our capital expenditures for the first quarters of 2026 and 2025 for software, property, and equipment were $1.7 million and $4.4 million, respectively, and consisted principally of investments in software and related equipment.

Cash Flows from Financing Activities. Our financing activities typically consist of activities with our common stock, various debt-related transactions, and settlement and merchant reserve activity.

Cash Dividends Paid on Common Stock

During the first quarters of 2026 and 2025, our Board approved dividends totaling $9.7 million and $9.4 million, respectively, and we made dividend payments of $18.5 million and $9.5 million, respectively, with the differences existing between the amounts approved and paid due to dividends being accrued on unvested incentive shares that are paid upon vesting. Additionally, in the first quarter 2026 we made two dividend payments, as our first quarter of 2026 dividend, made to shareholders on April 1, 2026, was paid to our transfer agent at the end of the quarter.

Repurchase of Common Stock

During the first quarter of 2026, we did not make any common stock repurchases under our Stock Repurchase Program. During the first quarter of 2025, we repurchased approximately 153,000 shares of our common stock under our Stock Repurchase Program for $9.6 million.

Additionally, outside of our Stock Repurchase Program, during the first quarters of 2026 and 2025, we repurchased from our employees and then canceled approximately 49,000 and 204,000 shares of our common stock, respectively, for $4.0 million and $12.8 million, respectively, in connection with minimum tax withholding requirements resulting from the vesting of restricted stock under our stock incentive plans.

Through the first quarters of 2026 and 2025, we paid $4.0 million and $22.4 million, respectively, for our total repurchases of common stock, with any differences when compared to the amounts purchased attributed to the timing of the settlement and the excise tax imposed on share repurchases.

See Note 11 to our Financial Statements for additional discussion of our repurchases of common stock.

Long-Term Debt

During the first quarter of 2026, we did not make any repayments on the 2025 Revolver, and thus, still have an outstanding balance of $125.0 million.

During the first quarter of 2025, we borrowed $10.0 million from our revolver for general corporate purposes. In March 2025, we entered into the 2025 Credit Agreement and as a result, we borrowed $140.6 million under the 2025 Revolver and repaid: (i) the outstanding 2021 Term Loan principal balance of $125.6 million; (ii) the outstanding 2021 Revolver balance of $10.0 million; and (iii) $2.3 million of debt financing costs; with the remainder used for general corporate purposes. Prior to the end of the first quarter, we repaid $15.0 million of the 2025 Revolver.

See Note 6 to our Financial Statements for additional discussion of our long-term debt.

Settlement and Merchant Reserve Activity

During the first quarters of 2026 and 2025, we had net settlement and merchant reserve activity of $(21.4) million and $(70.2) million, respectively, related to the cash collected, held on behalf, and paid to our merchants related to our payments services and the net change in deposits held on behalf of our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends.

See Note 3 to our Financial Statements for additional discussion of our settlement and merchant reserves.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are mainly limited to money transmitter bonds and performance bonds. These arrangements do not have a material impact and are not reasonably likely to have a material future impact to our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 9 to our Financial Statements for additional information on these guarantees.

Capital Resources

The following are the key items to consider in assessing our sources and uses of capital resources:

Current Sources of Capital Resources. Below are the key items to consider in assessing our current sources of capital resources:

•
Cash and Cash Equivalents. As of March 31, 2026, we had cash and cash equivalents of $147.3 million, of which approximately 62% was in U.S. dollars and held in the U.S. For the remainder of the monies denominated in foreign currencies and/or located outside the U.S., we do not anticipate any material amounts being unavailable for use in funding our business, but may face limitations on moving cash out of certain foreign jurisdictions due to currency controls and potential negative economic consequences.
•
Operating Cash Flows. As described in the Liquidity section above, we believe we have the ability to generate strong cash flows to fund our operating activities and act as a source of funds for our capital resource needs, although we may experience quarterly variations in our cash flows from operations related to the changes in our operating assets and liabilities.
•
Revolving Loan Facility. As part of our 2025 Credit Agreement we have a $600.0 million revolving loan facility, the 2025 Revolver. As of March 31, 2026, we had $125.0 million outstanding on the 2025 Revolver, leaving $475.0 million available to us. Our long-term debt obligations are discussed in more detail in Note 6 to our Financial Statements.

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

Outside of our Stock Repurchase Program, during the first quarter of 2026, we repurchased from our employees and then cancelled approximately 49,000 shares of our common stock for $4.0 million in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

•
Cash Dividends. During the first quarter of 2026, our Board declared dividends totaling $9.7 million. Going forward, we expect to continue to pay cash dividends in the normal course, with the amount and timing subject to our Board’s approval, as well as the consummation of the Merger.
•
Acquisitions. As a result of our previous acquisition activity, there were provisions for potential future earn-out payments of up to approximately $12 million for DGIT and $15.0 million for iCG tied to performance-based goals and a defined service period. The earn-out periods are through December 31, 2026 and June 3, 2027, respectively. During the first quarter of 2026, we made earn-out payments of $10.9 million, which are included in our cash flows from operating activities. As of March 31, 2026, we have accrued $4.8 million related to earn-out payments.

As part of our growth strategy, we are continually evaluating potential business and/or asset acquisitions and investments in market share expansion with our existing and potential new customers and expansion into verticals outside the global communications market.

•
Merger Activity. As of March 31, 2026, we have accrued approximately $19 million of acquisition-related costs related to the proposed Merger, discussed above, which will be paid upon the closing of the Merger. We expect to incur additional costs relating to the proposed Merger, such as financial advisory, legal, accounting, and other professional services fees, along with retention bonuses, however, these additional costs cannot be estimated at this time. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay NEC a termination fee of $82.0 million.
•
Exit of Reseller Agreements. During the first quarter of 2026, we paid the remaining $1.2 million to exit a reseller agreement acquired with the 2018 acquisition of Forte Payment Systems, Inc.

•
Capital Expenditures. During the first quarter of 2026, we spent $1.7 million on capital expenditures.
•
Financing Agreements. We have financing agreements for certain of our internal use software. As of March 31, 2026, we have $9.0 million related to these financing agreements included in current and non-current liabilities on our Balance Sheet. During the first quarter of 2026, we made payments of $2.3 million related to these financing agreements.
•
Long-Term Debt. As of March 31, 2026, our long-term debt consisted of the following: (i) 2025 Credit Agreement Revolver borrowings of $125.0 million; and (ii) 2023 Convertible Notes in the principal aggregate amount of $425.0 million.

2025 Credit Agreement. The mandatory payments under our 2025 Credit Agreement for the next twelve months are the cash interest expense (based upon then-current interest rates) for the 2025 Revolver (assuming no further amounts are borrowed, and the amount is not paid down) of $6.5 million. Should the Merger, discussed above, be consummated, this would result in the outstanding loans under the 2025 Credit Agreement being repaid and commitments thereunder being terminated at the closing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. As of March 31, 2026, we are exposed to various market risks, including changes in interest rates, fluctuations and changes in the market value of our cash equivalents and settlement and merchant reserve assets, and changes in foreign currency exchange rates. We have not historically entered into derivatives or other financial instruments for trading or speculative purposes.

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

A hypothetical adverse change of 10% in the March 31, 2026 adjusted SOFR rate would not have a material impact upon our results of operations.

Market Risk

Cash and Cash Equivalents. Our cash and cash equivalents as of March 31, 2026 and December 31, 2025 were $147.3 million and $180.0 million, respectively. Certain of our cash balances are swept into overnight money market accounts on a daily basis, and at times, excess funds may be invested in low-risk institutional instruments held at major banks. We have minimal market risk for our cash and cash equivalents due to the relatively short maturities of the instruments.

Settlement and Merchant Reserve Assets. We are exposed to market risk associated with cash held on behalf of our merchants related to our payment processing services. As of March 31, 2026 and December 31, 2025, we had $329.9 million and $350.4 million, respectively, of cash collected on behalf of our merchants. The cash is held in accounts with various major financial institutions in the U.S. and Canada in an amount equal to at least 100% of the aggregate amount owed to our merchants. These balances can significantly fluctuate between periods due to activity at the end of the period and the day in which the period ends. Certain settlement assets are swept into overnight money market accounts on a daily basis.

Long-Term Debt. The fair value of our convertible debt is exposed to market risk. We do not carry our convertible debt at fair value but present the fair value for disclosure purposes (see Note 3 to our Financial Statements). Generally, the fair value of our convertible debt is impacted by changes in interest rates and changes in the price and volatility of our common stock. As of March 31, 2026, the fair value of the 2023 Convertible Notes was estimated at $517.4 million, using quoted market prices.

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

During the first quarter of 2026, we generated approximately 88% of our revenue in U.S. dollars. We expect that, in the foreseeable future, we will continue to generate a very large percentage of our revenue in U.S. dollars.

We have analyzed our foreign currency exposure as of March 31, 2026. A hypothetical adverse change of 10% in the March 31, 2026 exchange rates would not have had a material impact upon our results of operations.

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

Item 1A. Risk Factors

A discussion of our risk factors can be found in Item 1A. Risk Factors in our 2025 10-K. There were no material changes to the risk factors disclosed in our 2025 10-K during the first quarter of 2026. Reference is made to “Macroeconomic Outlook” in Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations for additional potential risks and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the first quarter of 2026 by CSG Systems International, Inc. or any “affiliated purchaser” of CSG Systems International, Inc., as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31	295	$79.49	-	$-
February 1 - February 28	537	79.72	-	-
March 1 - March 31	48,824	79.88	-	-
Total	49,656	$79.88	-
(1)
This column includes 49,656 shares that were not part of a publicly announced plan or program and that were purchased and cancelled in connection with minimum tax withholding requirements resulting from the vesting of restricted common stock under our stock incentive plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans

During the first quarter of 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index.

CSG SYSTEMS INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description
10.28N*	Thirteenth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
10.28O*	Sixteenth Amendment to the Consolidated CSG Master Subscriber Management System Agreement between CSG Systems, Inc. and Charter Communications Operating, LLC
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 7, 2026

CSG SYSTEMS INTERNATIONAL, INC.
/s/ Brian A. Shepherd
Brian A. Shepherd
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Hai Tran
Hai Tran
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Lori J. Szwanek
Lori J. Szwanek
Chief Accounting Officer
(Principal Accounting Officer)